Form 10-Q
period 2015-06-30
HISTOGENICS CORP
filed 2015-08-12
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, there were 13,236,814 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	our securities’ or industry analysts’ expectations regarding the timing and success of enrollment in our clinical trials;

•	the scope, progress and expansion and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, our future profitability and needs for additional financing;

•	our technology transfer and manufacturing location transition;

•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;

•	our ability to obtain and maintain intellectual property protection for our product candidates;

•	our expectations regarding competition;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 27, 2015. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,222	$58,060
Prepaid expenses and other current assets	897	796

Total current assets	46,119	58,856
Property and equipment, net	5,428	4,878
Intangible asset, net	510	510
Noncurrent deferred tax assets, net	1,044	651
Restricted cash	137	604

Total assets	$53,238	$65,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,337	$4,886
Accrued expenses	2,093	1,683
Current portion of deferred rent	223	219
Current portion of deferred lease incentive	407	407
Current portion of equipment loan	583	405
Deferred tax liabilities, net	1,044	651

Total current liabilities	6,687	8,251
Deferred rent, long-term	413	379
Deferred lease incentive, long-term	1,220	1,318
Equipment loan, long-term	1,053	1,345

Total liabilities	9,373	11,293

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000,000 at June 30, 2015 and December 31, 2014; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; authorized shares—100,000,000 at June 30, 2015 and December 31, 2014; 13,236,814 shares issued and outstanding at June 30, 2015 and 12,755,012 shares issued and outstanding at December 31, 2014	132	127
Additional paid-in capital	192,871	187,620
Accumulated deficit	(149,138)	(133,541)

Total stockholders’ equity	43,865	54,206

Total liabilities and stockholders’ equity	$53,238	$65,499

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$5,858	$4,669	$11,622	$8,043
General and administrative	1,735	1,341	3,844	3,140

Total operating expenses	7,593	6,010	15,466	11,183

Loss from operations	(7,593)	(6,010)	(15,466)	(11,183)
Other income (expense):
Interest expense, net	(26)	—	(88)	—
Other income (expense), net	(14)	(3)	(43)	(5)
Change in fair value of warrant liability, other liability and net sales distribution payment liability	—	(2,289)	—	(551)

Total other income (expense), net	(40)	(2,292)	(131)	(556)

Net loss	$(7,633)	$(8,302)	$(15,597)	$(11,739)

Loss attributable to common stockholders—basic and diluted	$(7,633)	$(11,822)	$(15,597)	$(15,259)

Loss per common share—basic and diluted:	$(0.58)	$(19.85)	$(1.18)	$(25.91)

Weighted-average shares used to compute earnings per common share—basic and diluted:	13,215,701	595,552	13,208,483	588,936

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,597)	$(11,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	768	313
Deferred rent and lease incentive	(60)	(135)
Stock-based compensation	492	188
Warrant expense	15	—
Change in fair value of liabilities	—	551
Amortization of deferred financing costs	—	(118)
Prepaid expenses and other current assets	(101)	144
Other non-current assets	467	(137)
Accounts payable	(2,549)	(173)
Accrued expenses	410	641

Net cash used in operating activities	(16,155)	(10,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,320)	(193)

Net cash used in investing activities	(1,320)	(193)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from overallotment, net of issuance costs	4,738	—
Payment on equipment term loan	(114)	—
Issuance of Series A-1 preferred stock, net of cash issuance costs of $73	—	10,314
Costs associated with Initial Public Offering	—	(639)
Proceeds from the exercise of common stock options	13	25

Net cash provided by financing activities	4,637	9,700

Net decrease in cash and cash equivalents	(12,838)	(958)
Cash and cash equivalents—Beginning of period	58,060	8,734

Cash and cash equivalents—End of period	$45,222	$7,776

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

1. NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) is a Delaware corporation and has its principal operations in Waltham, Massachusetts. The Company is a regenerative medicine company engaged in developing and commercializing products in the musculoskeletal segment of the marketplace. The Company is developing technology and products to treat cartilage damage, including NeoCart for the repair of cartilage lesions. NeoCart is currently in a Phase 3 clinical trial in the United States under a special protocol assessment with the U.S. Food and Drug Administration (“FDA”) for the treatment of knee cartilage damage.

Since its inception, the Company has devoted substantially all of its efforts to product development, recruiting management and technical staff, raising capital, starting up production and building infrastructure and has not generated revenues from its planned principal operations. Expenses have primarily been for research and development and administrative costs.

The Company is subject to a number of risks. Principal among these risks are: the successful development of its products, successfully enrolling patients in its clinical trials in a timely manner, protection of its intellectual property, obtaining FDA approval for its products and maintaining ongoing compliance with government regulations, the ability to obtain adequate financing, fluctuations in operating results, dependence on key personnel and collaborative partners, adoption of the Company’s products by the physician community, rapid technological changes inherent in the markets targeted, and substitute products and competition from larger companies.

Initial public offering

On December 8, 2014, the Company closed its initial public offering (“IPO”) whereby the Company sold 5,909,091 shares of common stock at a price of $11.00 per share for gross proceeds of $65,000. The shares began trading on The Nasdaq Global Market on December 3, 2014. On January 6, 2015, an additional 465,000 shares of common stock were sold at the IPO price of $11.00 per share following the underwriters’ exercise in part of their overallotment option for gross proceeds of $5,115. Gross proceeds from the offering, inclusive of the overallotment, were $70,115. After giving effect to underwriting discounts and commissions and offering expenses payable by the Company, net proceeds were $61,277. In addition, each of the following occurred in connection with the completion of the IPO on December 8, 2014:

•	the conversion of all outstanding shares of the Company’s convertible redeemable preferred stock and accrued dividends into 5,158,407 shares of common stock;

•	the conversion of $11,100 in convertible notes payable and accrued interest into 1,009,115 shares of common stock;

•	the net exercise of certain warrants into 44,531 shares of common stock and the surrender of 5,839 warrant shares to satisfy the contingent payment payable to Purpose Co., Ltd. (“Other Liability”), resulting in the settlement of the related warrant liability and Other Liability upon the closing of the IPO of $490 and $612, respectively, to additional paid-in capital;

•	the termination of the redemption provision of the net sales distribution payment; and

•	the authorization to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2015 and 2014. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

The condensed consolidated financial statements include the accounts of Histogenics Corporation and its wholly-owned subsidiaries, ProChon Biotech Ltd. (“ProChon”) and Histogenics Securities Corporation. All intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Annual Report on Form 10-K, have had no material changes during the six months ended June 30, 2015, except as noted below.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. The amounts reclassified impact research and development expenses and general and administrative expenses for the three months and six months ended June 30, 2014.

Segment and Geographic Information

Information about the Company’s operations in different geographic regions is presented in the tables below:

	June 30,	December 31,
	2015	2014
Long-lived assets:
United States	$5,418	$4,866
Israel	10	12

Total long-lived assets	$5,428	$4,878

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

Level 3: Pricing inputs are unobservable for the assets. Level 3 assets include private investments that are supported by little or no market activity. Level 3 valuations are for instruments that are not traded in active markets or are subject to transfer restrictions and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

The Company had no assets or liabilities classified as Level 1 or Level 2 as of June 30, 2015 and December 31, 2014, other than the money market fund described in the “Cash and Cash Equivalents” section below, and there were no material re-measurements of fair value with respect to financial assets and liabilities during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. The Company had no assets or liabilities classified as Level 3 as of June 30, 2015 and December 31, 2014. Historically, the Company did have liabilities classified as Level 3 including a warrant liability, the “Other Liability” and the net sales distribution payment liability. These were all settled or terminated upon the closing of the IPO in December 2014.

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2015 and 2014.

The Company has no liabilities classified as Level 3 that are measured by management at fair value on a quarterly basis as of June 30, 2015.

Cash and Cash Equivalents

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis based on quoted market prices.

			Significant	Significant
		Prices in	other	unobservable
		active markets	observable inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Money market funds	$43,750	$43,750	$—	$—

	$43,750	$43,750	$—	$—

December 31, 2014
Money market funds	$49,750	$49,750	$—

	$49,750	$49,750	$—	$—

Intangible Asset

As of June 30, 2015 and December 31, 2014, the Company’s intangible asset consists of acquired in-process research and development (“IPR&D”).

For the six months ended June 30, 2015 and 2014, the Company determined that there were no triggering events indicating impairment of its IPR&D.

Intangible assets, net of accumulated impairment charges, are summarized as follows:

	As of June 30, 2015			As of December 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Impairment	Value	Cost	Impairment	Value
IPR&D	$630	$(120)	$510	$630	$(120)	$510

	$630	$(120)	$510	$630	$(120)	$510

Stock-Based Compensation

The Company accounts for stock options and restricted stock based on their grant date fair value and recognizes compensation expense on a straight-line basis over their vesting period. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, with the exception of stock options that include a market condition, and of restricted stock based on the fair value of the underlying common stock as of the date of grant or the value of the services provided, whichever is more readily determinable. The expense is adjusted for actual forfeitures at year end. Stock-based compensation expense recognized in the condensed consolidated financial statements is based on awards that are ultimately expected to vest. Stock-based compensation expense is classified as research and development or general and administrative based on the grantee’s respective compensation classification.

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company issued awards with market conditions during the three months ended March 31, 2015. There were no awards with market conditions granted during the three months ended June 30, 2015.

The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new guidance will be effective for the Company’s first quarter of fiscal year 2018 and early application for fiscal year 2017 would be permitted. The Company’s adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six month periods ended June 30, 2015 and 2014 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Convertible redeemable preferred stock and dividends	—	4,560,185	—	4,560,185
Restricted stock and options to purchase common stock	925,004	467,157	925,004	467,157
Warrants exercisable into common stock	170,102	162,037	170,102	162,037

The Company also had certain warrants and other liabilities outstanding as of June 30, 2014 which could have obligated the Company, its stockholders, or both to issue shares of common stock upon the occurrence of various future events at prices and in amounts that were not determinable until the occurrence of those future events. For the six months ended June 30, 2014, these included the net sales distribution payment liability. Because the necessary conditions for the conversion or exercise of these instruments had not been satisfied as of June 30, 2014, the Company has excluded these instruments from the table above and the calculation of diluted net income per share for that period. There were no such instruments outstanding during the three months and six months ended June 30, 2015.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Office equipment	$504	$467
Laboratory equipment	4,062	2,978
Leasehold improvements	7,682	7,503
Construction in progress	227	270
Software	96	35

Total property and equipment	12,571	11,253
Less: accumulated depreciation	$(7,143)	$(6,375)

Property and equipment, net	$5,428	$4,878

Depreciation expense related to property and equipment amounted to $397 and $160 for the three months ended June 30, 2015 and 2014, respectively, and $768 and $313 for the six months ended June 30, 2015 and 2014, respectively.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and research facilities in Waltham and Lexington, Massachusetts under non-cancellable operating leases that expire at various dates through year 2023. Terms of the agreements generally provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses. The Company’s wholly-owned subsidiary, ProChon, also leases facilities in Woburn, Massachusetts and Israel.

Rent expense under operating lease agreements amounted to approximately $300 and $182 for the three months ended June 30, 2015 and 2014, respectively, and $591 and $333 for the six months ended June 30, 2015 and 2014, respectively. In addition, the Company maintained a stand-by letter of credit in connection with the Lexington facility lease of $137 at June 30, 2015 and December 31, 2014. This amount is classified as restricted cash in the condensed consolidated balance sheets.

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

Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent application, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of June 30, 2015, the Company has paid an aggregate $3,200 in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3,000 payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of June 30, 2015, the Company has paid an aggregate $640 in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

Under the terms of the Tissue Regeneration License Agreement, the Company’s future commitments include:

•	A one-time $300 payment upon approval of an eligible product by the FDA;

•	An annual minimum non-refundable royalty fee of $10 for the life of the license that may be used to offset up to 50% of each earned royalty described below; and

•	Low single digit royalties on net sales.

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

The Company is required to pay Yeda a yearly, non-refundable license fee of $2, which is creditable against royalties payable by the Company to Yeda during the one-year period in which such fee was paid. Yeda is also entitled to low single digit royalties on net sales of the licensed products and on net sales for combination products (meaning the combination of the licensed product with at least one other active ingredient, material or medical device that would have a clinical effect if administered independently) and a low double digit percentage of all of the Company’s sublicensing receipts.

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of June 30, 2015, the Company has paid an aggregate $941 over the term of the Sub-License Agreement in royalty and sub-license payments under the terms of the Sub-License Agreement, which was recorded to research and development expense in the condensed consolidated statements of operations.

The Sub-License Agreement was amended and restated in June 2012. Under the amended and restated agreement, the Company made Purpose the sole supplier of equipment the Company uses in its manufacturing processes, and granted Purpose distribution rights of the Company’s products for certain territories. In exchange, Purpose allowed for the use of its technology (owned or licensed) and manufactured and serviced exogenous tissue processors by the Company. Under the terms of the agreement, as amended, Purpose granted the Company (a) exclusive rights to all of Purpose’s technology (owned or licensed) related to the exogenous tissue processors, (b) continued supply of exogenous tissue processors during the Company’s clinical trials, and (c) rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, the Company granted Purpose an exclusive license in Japan for the use of all of the Company’s technology and made a payment of $250 to reimburse Purpose for development costs on a next generation tissue processer.

In addition to the above, the Company’s future commitments under the terms of the Original Agreement and Sub-License Agreement include:

•	A minimum non-refundable annual royalty fee of $20, for the life of the license;

•	$200 in potential milestone payments; and

•	Low single digit royalties on net sales of a licensed product.

The OCS Agreement

In connection with its research and development, the Company received grants from the Office of Chief Scientist of the Ministry of Industry and Trade in Israel (“OCS”) in the aggregate of $1,100 for funding the fibroblast growth factor (“FGF”) program. In consideration for this grant, the Company is committed to pay royalties at a rate of 3% to 5% of the sales of sponsored products developed using the grant money, up to the amount of the participation payments received. The Company committed to pay up to 100% of grants received plus interest according to the LIBOR interest rate if the sponsored product is produced in Israel. If the manufacturing of the sponsored product takes place outside of Israel, the royalties can increase up to, but no more than, 300% of grants received plus interest based on the LIBOR interest rate, depending on the percentage of the manufacturing of sponsored product that takes place outside of Israel.

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, the Company will be required to make payments totaling $567, which are comprised of a deposit of $150 paid in May 2013, a payment of $227 made in June 2015, and the remaining $190 to be paid upon the Company’s acceptance of the delivery of the system, which is expected in 2016.

6. WARRANTS

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vests and becomes exercisable in monthly installments over 24 months beginning March 31, 2015. The warrant expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached.

Expense is included in general and administrative expenses on a straight-line basis over the expected service period, which is the vesting period.

Affiliates of an Advisor Warrant

In connection with the issuance of the Series A Preferred on July 20, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately upon issuance and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants of $117 was estimated using the Black-Scholes option pricing model and was recorded as a reduction to Series A Preferred and a credit to additional paid-in capital. On December 8, 2014, the Company completed its IPO and warrants for 5,839 shares of common stock were surrendered to partially settle the Other Liability and common stock was issued by the Company to Purpose for the warrant shares surrendered. As of June 30, 2015 and December 31, 2014, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 are outstanding.

Equipment Line of Credit Warrant

On July 9, 2014, the Company entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to purchase equipment. The amount of the line of credit is up to an aggregate of $1,750 with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate at the date of each draw, and is payable in equal monthly installments over 36 months beginning six months after the funding date, which ranged from August 2014 to November 2014.

In connection with entering into the loan and security agreement, the Company granted Silicon Valley Bank a warrant to purchase 6,566 shares of common stock at a per share exercise price of $7.99. The warrant is exercisable, in whole or in part, immediately upon issuance and may be exercised on a cashless basis and expires on the tenth anniversary of issuance. The fair value of the warrant as of July 9, 2014 was estimated at $51 with the following inputs: (a) risk-free interest rate of 2.58%; (b) implied volatility of the Company’s common stock of 87%; (c) the expected term of 10 years. The fair value of the warrant was recorded as a debt issuance cost with a corresponding credit to additional paid-in capital.

7. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the six months ended June 30, 2015 is summarized as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Options	Price	(in years)	(in thousands)
Outstanding at December 31, 2014	537,683	$6.19
Granted	508,822
Exercised	(16,802)
Cancelled	(111,303)

Outstanding at June 30, 2015	918,400	$7.74	9.1	$(1,232)

Vested and expected to vest at June 30, 2015	854,801	$7.65	9.1	$(1,013)

Exercisable at June 30, 2015	249,538	$3.95	8.0	$625

As of June 30, 2015, the unrecognized compensation cost related to outstanding options was $3,672 and is expected to be recognized as expense over approximately 2.67 years. As of June 30, 2015, the weighted average grant date fair value of vested options was $3.37 and the weighted average grant date fair value of shares outstanding was $5.12.

The weighted average grant date fair value per share of employee option grants within the period was $3.88 and $6.50 for the three months ended June 30, 2015 and 2014, respectively, and $5.48 and $6.50 for the six months ended June 30, 2015 and 2014, respectively.

Restricted stock awards under the 2012 Plan and 2013 Plan for the six months ended June 30, 2015 are summarized as follows:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2014	8,493	$1.04
Vesting of restricted stock	(1,889)

Unvested at June 30, 2015	6,604	$1.00

As of June 30, 2015, the unrecognized compensation cost related to restricted stock awards was $6 and is expected to be recognized as expense over approximately 1.61 years.

Stock-Based Compensation Expense

The Company granted stock options to employees for the three months ended June 30, 2015 and 2014. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using the Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock compensation expense amounted to $257 and $112 for the three months ended June 30, 2015 and 2014, respectively, and $492 and $188 for the six months ended June 30, 2015 and 2014, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$93	$31	$193	$58
General and administrative	164	81	299	130

Total stock-based compensation expense	$257	$112	$492	$188

Stock-based compensation by award type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$256	$111	$490	$186
Restricted stock	1	1	2	2

Total stock-based compensation expense	$257	$112	$492	$188

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.77%	1.85%	1.64%	1.21%
Expected volatility	59.6%	104.6%	64.3%	92.0%
Expected term (in years)	5.77	6.08	6.01	5.54
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	2.64%	0.88%	1.60%	0.68%
Expected volatility	69.6%	104.4%	64.6%	107.9%
Expected term (in years)	7.73	2.97	4.98	2.44
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

8. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, Income Taxes, which resulted in a non-current deferred tax asset of $1,044 and a current deferred tax liability of $1,044 as of June 30, 2015.

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

Overview

Histogenics Corporation (we, our or Histogenics) is a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart, is being investigated in a 245 patient Phase 3 clinical trial under a Special Protocol Assessment with the U.S. Food and Drug Administration (FDA). We expect to complete enrollment in the second quarter of 2016. NeoCart, an innovative tissue implant that utilizes various aspects of our regenerative medicine platform, is intended to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is an investigational product and has not been approved for sale in any jurisdiction, including the United States. We have no other products that are approved for sale in the United States or in other jurisdictions.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $149.1 million as of June 30, 2015. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	conduct clinical trials of our product candidates;

•	continue scale up and improvement of our manufacturing processes;

•	transition our technology transfer and manufacturing location;

•	continue our research and development efforts;

•	manufacture preclinical and clinical trial materials;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and technical personnel to conduct our clinical trials;

•	hire additional scientific personnel to support our product development efforts;

•	implement operational, financial and management systems;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials; and

•	hire additional selling, general and administrative personnel to operate as a public company.

We do not expect to generate any future revenue from therapeutic product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

Financial Operations Overview

We conduct operations in two geographic regions: Histogenics Corporation, a Delaware corporation, at our facilities in Waltham and Lexington, Massachusetts, and ProChon Biotech Ltd. (ProChon) in Tel Aviv, Israel. We own 100% of the voting shares of ProChon. As the nature of the products, customers and methods to distribute products are the same and the nature of the regulatory environment, the production processes and historical and estimated future margins are similar, the two operations have been aggregated into one reporting segment.

On May 13, 2011, we acquired ProChon, a privately held biotechnology company focused on modulating the fibroblast growth factor system to enable it to create more effective solutions for tissue regeneration. Unless otherwise indicated, the following information is presented on a consolidated basis to include our accounts and those of ProChon subsequent to the May 2011 acquisition.

The condensed consolidated financial statements and following information include the accounts of Histogenics, ProChon and Histogenics Securities Corporation, a Massachusetts securities corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of June 30, 2015, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014	$	%
Research and development expenses	$5,858	$4,669	$1,189	25%
General and administrative expenses	1,735	1,341	394	29%
Other income (expense), net	(40)	(2,292)	2,252	-98%

Research and Development Expenses. Research and development expenses were $5.9 million for the three month period ended June 30, 2015 as compared to $4.7 million for the three month period ended June 30, 2014. The increase in expense of $1.2 million was primarily due to approximately $0.6 million of incremental costs related to patient enrollment in the NeoCart Phase 3 clinical trial, approximately $0.2 million related to the Lexington facility, approximately $0.2 million of increased consulting costs, and approximately $0.2 million related to an increase in personnel-related costs.

General and Administrative Expenses. General and administrative expenses were $1.7 million for the three month period ended June 30, 2015 as compared to $1.3 million for the three month period ended June 30, 2014. The increase in expense of $0.4 million was primarily due to approximately $0.2 million of increased Directors and Officers (“D&O”) insurance costs, approximately $0.1 million related to Board of Directors fees and expenses, approximately $0.1 million of increased stock compensation expense and warrant expense, and an approximately $0.1 million increase in other expenses including SEC related fees and depreciation expense. These increases were partially offset by a reduction of approximately $0.1 million in professional service charges including legal and audit fees.

Other Income (Expense), Net. Net other expense was $40,000 for the three month period ended June 30, 2015 as compared to net other expense of $2.3 million for the three month period ended June 30, 2014. The $2.2 million change was primarily due to the periodic fair value adjustment of warrant liability, other liability and net sales distribution payment liability, all of which were settled or terminated upon the closing of the IPO.

Six Month Periods Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Change
	2015	2014	$	%
Research and development expenses	$11,622	$8,043	$3,579	44%
General and administrative expenses	3,844	3,140	704	22%
Other income (expense), net	(131)	(556)	425	-76%

Research and Development Expenses. Research and development expenses were $11.6 million for the six month period ended June 30, 2015 as compared to $8.0 million for the six month period ended June 30, 2014. The increase in expense of $3.6 million was primarily due to approximately $1.1 million of incremental costs related to patient enrollment in the NeoCart Phase 3 clinical trial, approximately $1.1 million of increased consulting services, approximately $0.7 million related to an increase in personnel-related costs, approximately $0.3 million related to depreciation expense, approximately $0.2 million in increased stock compensation expense, approximately $0.1 million related to material and supplies charges, and approximately $0.1 million related to the Lexington facility.

General and Administrative Expenses. General and administrative expenses were $3.8 million for the six month period ended June 30, 2015 as compared to $3.1 million for the six month period ended June 30, 2014. The increase in expense of $0.7 million was primarily due to approximately $0.3 million of increased D&O insurance costs, approximately $0.3 million of facility and office expenses such as utilities and real estate taxes, approximately $0.2 million related to Board of Directors fees and expenses, approximately $0.2 million related to depreciation expense, approximately $0.1 million related to the stock compensation expense and warrant expense due to new option grants, and approximately $0.1 million increase in other expenses including SEC related fees. These increases were partially offset by a reduction in professional service charges of $0.5 million, primarily related to legal and audit fees incurred in 2014 during the preparation and execution of our IPO that did not recur in 2015.

Other Income (Expense), Net. Net other expense was $0.1 million for the six month period ended June 30, 2015 as compared to net other expense of $0.5 million for the six month period ended June 30, 2014. The $0.4 million change was primarily due to the periodic fair value adjustment of warrant liability, Other Liability and net sales distribution payment liability, all of which were settled or terminated upon the closing of the IPO.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at June 30, 2015 of $149.1 million. We anticipate that we will continue to incur net losses for the next several years.

Through June 30, 2015, we have funded our consolidated operations primarily through the funds raised in our IPO, the private placement of preferred stock and convertible notes, commercial bank debt and, to a limited extent, revenue from product sales, collaboration activities and grants. On May 27, 2014, we issued 955,565 shares of our Series A-1 Preferred Stock for net proceeds of $10.3 million in cash. On December 8, 2014 we closed our initial public offering whereby we sold 6,374,091 shares of our common stock (inclusive of 465,000 shares of common stock sold pursuant to partial exercise of the overallotment option granted to the underwriters in connection with the offering) for net proceeds of $61.3 million in cash. As of June 30, 2015, we had cash and cash equivalents of $45.2 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs into 2017. We will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended June 30,		Change
	2015	2014	$	%
Net cash used in operating activities	$(16,155)	$(10,465)	$(5,690)	54%
Net cash used in investing activities	(1,320)	(193)	(1,127)	584%
Net cash provided by financing activities	4,637	9,700	(5,063)	100%

Net decrease in cash and cash equivalents	(12,838)	(958)	(11,880)	1240%

Operating Activities

Cash used in operating activities increased $5.7 million to $16.2 million for the six month period ended June 30, 2015 from $10.5 million for the six month period ended June 30, 2014. During the six month period ended June 30, 2015, the net cash used for operating activities of $16.2 million consisted primarily of our net loss of $15.6 million, a $1.8 million net change in operating assets and liabilities and a $60,000 charge for deferred rent and lease incentive, partially offset by stock-based compensation expense of $0.5 million and depreciation expense of $0.8 million. During the six months ended June 30, 2014, the net cash used for operating activities of $10.5 million consisted primarily of our net loss of $11.7 million partially offset by a change in the fair value of certain liabilities of $0.6 million and a change in accrued expenses of $0.6 million mainly related to a technology transfer agreement entered into in April 2014.

Investing Activities

Cash used in investing activities increased $1.1 million to $1.3 million for the six month period ended June 30, 2015 from $0.2 million for the six month period ended June 30, 2014. The increased use of cash was related to purchases of property and equipment, primarily lab equipment and an increase in leasehold improvements.

Financing Activities

Cash provided by financing activities decreased $5.0 million to $4.7 million for the six month period ended June 30, 2015 from cash provided of $9.7 million for the six month period ended June 30, 2014. During the six month period ended June 30, 2015, we received net proceeds of $4.7 million from the partial exercise of the underwriters’ overallotment option. During the six months ended June 30, 2014, we closed the sale of our Series A-1 Preferred Stock for $10.3 million in net proceeds and had an exercise of stock options for $25,000 which were partially offset by the costs we incurred related to the IPO of $0.6 million.

Operating Capital Requirements

Historically, we have generated minimal product revenue from therapeutic product sales of BioCart in Israel. In 2011, we suspended sales of BioCart in the Israeli market for strategic reasons. We do not know when, or if, we will generate any future revenue from therapeutic product sales. We do not expect to generate significant revenue from therapeutic product sales unless and until we obtain regulatory approval for and commercialize NeoCart or our future product candidates. We anticipate that we will continue to incur losses for the next several years, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, NeoCart and our future product candidates, and begin to commercialize any approved products. We are subject to all risks incident to the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in the future in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from our regenerative medicine products, which may never occur, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•	the timing and costs associated with our technology transfer and manufacturing location transition;

•	the timing and costs associated with manufacturing NeoCart and our future product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;

•	the number and characteristics of product candidates that we pursue;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to expand our research and development activities, including our need and ability to hire additional employees;

•	our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;

•	the effect of competing technological and market developments; and

•	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Loan and Security Agreements

Equipment Loan

In July 2014, we entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.75 million through March 31, 2015. Any amounts drawn under the equipment line of credit will be amortized and payable in 36 monthly installments of principal and interest commencing six months following the date of the draw with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit.

In July 2014, we received funding of $1.75 million to purchase certain equipment, which is being repaid in 36 monthly installments of principal and interest. The annual interest rate is 6.00%. In accordance with the terms of the equipment line of credit, in July 2014 we issued a warrant to Silicon Valley Bank to purchase 6,566 shares of our common stock at an exercise price per share of $7.99.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of June 30, 2015, $1.64 million of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of June 30, 2015, under the supervision of and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Use of Proceeds

On December 8, 2014, we closed our IPO whereby 5,909,091 shares of common stock were sold at a public offering price of $11.00 per share for an aggregate offering price of $65.0 million. On January 6, 2015, an additional 465,000 shares of common stock were sold at the IPO price of $11.00 per share following the underwriters’ exercise in part of their overallotment option (Underwriters’ Option). The offer and sale of all of the shares in the IPO and pursuant to the Underwriters’ Option were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333- 199202), which was declared effective by the SEC on December 2, 2014. The offering commenced as of December 2, 2014 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Cowen and Company, Needham & Company and Canaccord Genuity as joint book-running managers and BTIG as co-manager. We raised approximately $61.3 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated December 2, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogenics Corporation

Dated: August 12, 2015	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2015	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith