Form 10-Q
period 2015-09-30
HISTOGENICS CORP
filed 2015-11-12
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 13,273,470 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of enrollment commencement and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	our securities’ or industry analysts’ expectations regarding the timing and success of enrollment in our clinical trials;

•	the scope, progress and expansion and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, our future profitability and needs for additional financing, and our ability to raise additional funds;

•	our technology manufacturing location and partners;

•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our regenerative medicine platform;

•	our expectations regarding competition;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,723	$58,060
Prepaid expenses and other current assets	365	796

Total current assets	38,088	58,856
Property and equipment, net	5,513	4,878
Intangible asset, net	510	510
Noncurrent deferred tax assets, net	1,053	651
Restricted cash	137	604

Total assets	$45,301	$65,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,001	$4,886
Accrued expenses	2,449	1,683
Current portion of deferred rent	225	219
Current portion of deferred lease incentive	379	407
Current portion of equipment loan	583	405
Deferred tax liabilities, net	1,053	651

Total current liabilities	6,690	8,251
Deferred rent, long-term	381	379
Deferred lease incentive, long-term	1,147	1,318
Equipment loan, long-term	907	1,345

Total liabilities	9,125	11,293

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized shares—10,000,000 at September 30, 2015 and December 31, 2014; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; authorized shares—100,000,000 at September 30, 2015 and December 31, 2014; 13,273,470 shares issued and outstanding at September 30, 2015 and 12,755,012 shares issued and outstanding at December 31, 2014	132	127
Additional paid-in capital	193,260	187,620
Accumulated deficit	(157,216)	(133,541)

Total stockholders’ equity	36,176	54,206

Total liabilities and stockholders’ equity	$45,301	$65,499

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$5,848	$13,237	$17,470	$21,280
General and administrative	2,191	1,703	6,035	4,843

Total operating expenses	8,039	14,940	23,505	26,123

Loss from operations	(8,039)	(14,940)	(23,505)	(26,123)
Other income (expense):
Interest expense, net	(23)	(19)	(111)	(19)
Other income (expense), net	(16)	(1)	(59)	(6)
Change in fair value of warrant liability, other liability and net sales distribution payment liability	—	2,986	—	2,435

Total other income (expense), net	(39)	2,966	(170)	2,410

Net loss	$(8,078)	$(11,974)	$(23,675)	$(23,713)

Loss attributable to common stockholders—basic and diluted	$(8,078)	$(11,974)	$(23,675)	$(27,233)

Loss per common share—basic and diluted:	$(0.61)	$(19.38)	$(1.79)	$(45.49)

Weighted-average shares used to compute earnings per common share—basic and diluted:	13,238,997	617,860	13,218,765	598,684

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,675)	$(23,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,182	482
Deferred rent and lease incentive	(191)	(247)
Stock-based compensation	854	356
Warrant expense	14	—
Non-cash consideration for licensed technology	—	10,000
Change in fair value of liabilities	—	(2,435)
Amortization of deferred financing costs	—	(39)
Prepaid expenses and other current assets	431	(172)
Other non-current assets	467	(79)
Accounts payable	(2,885)	1,993
Accrued expenses	766	594

Net cash used in operating activities	(23,037)	(13,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,818)	(1,577)

Net cash used in investing activities	(1,818)	(1,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from overallotment, net of issuance costs	4,738	—
Borrowings under equipment term loan	—	464
Payment on equipment term loan	(260)	—
Issuance of Series A-1 preferred stock, net of cash issuance costs of $73	—	10,314
Costs associated with Initial Public Offering	—	(1,443)
Proceeds from the exercise of common stock options	40	26

Net cash provided by financing activities	4,518	9,361

Net decrease in cash and cash equivalents	(20,337)	(5,476)
Cash and cash equivalents—Beginning of period	58,060	8,734

Cash and cash equivalents—End of period	$37,723	$3,258

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2015 and 2014. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

The condensed consolidated financial statements include the accounts of Histogenics Corporation and its wholly-owned subsidiaries, ProChon Biotech Ltd. (“ProChon”) and Histogenics Securities Corporation. All intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Annual Report on Form 10-K, have had no material changes during the nine months ended September 30, 2015, except as noted below.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. The amounts reclassified impact research and development expenses and general and administrative expenses for the three months and nine months ended September 30, 2014.

Segment and Geographic Information

Information about the Company’s operations in different geographic regions is presented in the tables below:

	September 30,	December 31,
	2015	2014
Long-lived assets:
United States	$5,504	$4,866
Israel	9	12

Total long-lived assets	$5,513	$4,878

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of September 30, 2015 and December 31, 2014, other than the money market fund described in the “Cash and Cash Equivalents” section below, and there were no material re-measurements of fair value with respect to financial assets and liabilities during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. The Company had no assets or liabilities classified as

Level 3 as of September 30, 2015 and December 31, 2014. Historically, the Company did have liabilities classified as Level 3 including a warrant liability, the “Other Liability” and the net sales distribution payment liability. These were all settled or terminated upon the closing of the IPO in December 2014.

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2015 and 2014.

The Company has no liabilities classified as Level 3 that are measured by management at fair value on a quarterly basis as of September 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2015, cash and cash equivalents comprise cash deposits of $5,973 and money market funds of $31,750.

The money market funds are measured at fair value on a recurring basis based on quoted market prices.

			Significant	Significant
		Prices in	other	unobservable
		active markets	observable inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Money market funds	$31,750	$31,750	$—	$—

	$31,750	$31,750	$—	$—
December 31, 2014
Money market funds	$49,750	$49,750	$—

	$49,750	$49,750	$—	$—

Intangible Asset

As of September 30, 2015 and December 31, 2014, the Company’s intangible asset consists of acquired in-process research and development (“IPR&D”).

For the nine months ended September 30, 2015 and 2014, the Company determined that there were no triggering events indicating impairment of its IPR&D.

Intangible assets, net of accumulated impairment charges, are summarized as follows:

	As of September 30, 2015			As of December 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Impairment	Value	Cost	Impairment	Value
IPR&D	$630	$(120)	$510	$630	$(120)	$510

	$630	$(120)	$510	$630	$(120)	$510

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

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company issued awards with market conditions during the three months ended September 30, 2015. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company’s adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The accounting standards update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. The Company does not anticipate that the adoption of this standard will have a material impact on the consolidated financial statements.

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine month periods ended September 30, 2015 and 2014 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Convertible redeemable preferred stock and dividends	—	4,558,483	—	4,558,483
Restricted stock and options to purchase common stock	1,233,494	553,982	1,233,494	553,982
Warrants exercisable into common stock	170,102	168,543	170,102	168,543

The Company also had certain warrants and other liabilities outstanding as of September 30, 2014 which could have obligated the Company, its stockholders, or both to issue shares of common stock upon the occurrence of various future events at prices and in amounts that were not determinable until the occurrence of those future events. For the nine months ended September 30, 2014, these included the net sales distribution payment liability. Because the necessary conditions for the conversion or exercise of these instruments had not been satisfied as of September 30, 2014, the Company has excluded these instruments from the table above and the calculation of diluted net income per share for that period. There were no such instruments outstanding during the three months and nine months ended September 30, 2015.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2015	2014
Office equipment	$531	$467
Laboratory equipment	4,292	2,978
Leasehold improvements	7,682	7,503
Construction in progress	469	270
Software	96	35

Total property and equipment	13,070	11,253
Less: accumulated depreciation	(7,557)	(6,375)

Property and equipment, net	$5,513	$4,878

Depreciation expense related to property and equipment amounted to $414 and $169 for the three months ended September 30, 2015 and 2014, respectively, and $1,182 and $482 for the nine months ended September 30, 2015 and 2014, respectively.

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

Rent expense under operating lease agreements amounted to approximately $266 and $275 for the three months ended September 30, 2015 and 2014, respectively, and $857 and $608 for the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company maintained a stand-by letter of credit in connection with the Lexington facility lease of $137 at September 30, 2015 and December 31, 2014. This amount is classified as restricted cash in the condensed consolidated balance sheets.

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

Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent application, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of September 30, 2015, the Company has paid an aggregate $3,200 in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3,000 payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of September 30, 2015, the Company has paid an aggregate $642 in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of September 30, 2015, the Company has paid an aggregate $941 over the term of the Sub-License Agreement in royalty and sub-license payments under the terms of the Sub-License Agreement, which was recorded to research and development expense in the condensed consolidated statements of operations.

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

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, as of September 30, 2015, the Company has made payments of $377 with a remaining $190 due upon the Company’s acceptance of the system, which is expected in 2016.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. Pursuant to the agreement, starting 12 months after entering into the agreement, the Company will be required to order a minimum amount of material and/or services totaling $150 from the Supplier in each calendar year until the expiration of the initial term of the agreement. The Company is also committed to pay a non-refundable payment totaling $121 by the end of 2015. As of September 30, 2015, the Company has paid an aggregate $93 under the terms of the agreement. Payment of the remaining amount of $28 is expected to be paid in December 2015, which has been recorded to research and development expense as of September 30, 2015.

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

Affiliates of an Advisor Warrant

In connection with the issuance of the Series A Preferred on July 20, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants of $117 was estimated using the Black-Scholes option pricing model and was recorded as a reduction to Series A Preferred and a credit to additional paid-in capital. On December 8, 2014, the Company completed its IPO and warrants for 5,839 shares of common stock were surrendered to partially settle the Other Liability and common stock was issued by the Company to Purpose for the warrant shares surrendered. As of September 30, 2015 and December 31, 2014, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 are outstanding.

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

In connection with entering into the loan and security agreement, the Company granted Silicon Valley Bank a warrant to purchase 6,566 shares of common stock at a per share exercise price of $7.99. The warrant is exercisable, in whole or in part, immediately and may be exercised on a cashless basis and expires on the tenth anniversary of issuance. The fair value of the warrant as of July 9, 2014 was estimated at $51 with the following inputs: (a) risk-free interest rate of 2.58%; (b) implied volatility of the Company’s common stock of 87%; (c) the expected term of 10 years. The fair value of the warrant was recorded as a debt issuance cost with a corresponding credit to additional paid-in capital.

7. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the nine months ended September 30, 2015 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	537,683	$6.19
Granted	863,722
Exercised	(53,458)
Cancelled	(121,057)

Outstanding at September 30, 2015	1,226,890	$7.51	9.2	$(4,361)

Vested and expected to vest at September 30, 2015	1,131,524	$7.47	9.2	$(3,955)

Exercisable at September 30, 2015	290,014	$4.41	7.8	$(125)

As of September 30, 2015, the unrecognized compensation cost related to outstanding options was $4,438 and is expected to be recognized as expense over approximately 2.87 years. As of September 30, 2015, the weighted average grant date fair value of vested options was $3.67 and the weighted average grant date fair value of shares outstanding was $4.68.

The weighted average grant date fair value per share of employee option grants within the period was $3.22 and $7.29 for the three months ended September 30, 2015 and 2014, respectively, and $4.55 and $6.74 for the nine months ended September 30, 2015 and 2014, respectively.

Restricted stock awards under the 2012 Plan and 2013 Plan for the nine months ended September 30, 2015 are summarized as follows:

		Weighted- Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at December 31, 2014	8,493	$1.04
Vesting of restricted stock	(1,889)

Unvested at September 30, 2015	6,604	$1.00

As of September 30, 2015, the unrecognized compensation cost related to restricted stock awards was $5 and is expected to be recognized as expense over approximately 1.36 years.

Stock-Based Compensation Expense

The Company granted stock options to employees for the three months ended September 30, 2015 and 2014. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using the Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $362 and $168 for the three months ended September 30, 2015 and 2014, respectively, and $854 and $356 for the nine months ended September 30, 2015 and 2014, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$126	$46	$319	$104
General and administrative	236	122	535	252

Total stock-based compensation expense	$362	$168	$854	$356

Stock-based compensation by award type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$361	$167	$851	$353
Restricted stock	1	1	3	3

Total stock-based compensation expense	$362	$168	$854	$356

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.73%	1.78%	1.67%	1.83%
Expected volatility	60.1%	104.4%	62.8%	104.5%
Expected term (in years)	6.08	6.08	6.04	6.08
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.79%	0.95%	1.66%	1.07%
Expected volatility	60.8%	98.2%	63.3%	95.2%
Expected term (in years)	7.48	2.97	5.81	2.72
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

8. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, Income Taxes , which resulted in a non-current deferred tax asset of $1,053 and a current deferred tax liability of $1,053 as of September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 27, 2015. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Histogenics Corporation (we, our or Histogenics) is a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart, is being investigated in a 245 patient Phase 3 clinical trial under a Special Protocol Assessment with the U.S. Food and Drug Administration (FDA). We expect to complete enrollment in the second quarter of 2017. NeoCart, an innovative tissue implant that utilizes various aspects of our regenerative medicine platform, is intended to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is an investigational product and has not been approved for sale in any jurisdiction, including the United States. We have no other products that are approved for sale in the United States or in other jurisdictions.

Our regenerative medicine platform combines expertise in the following areas:

•	Cell therapy and processing: the handling of a tissue biopsy and the extraction, and isolation and expansion of the cells;

•	Biomaterials and Scaffold: three-dimensional biomaterials structures that enable the proper distribution of cells and organize cells in their natural environment to support tissue formation;

•	Tissue engineering: the use of a combination of cells, engineering and biomaterials to improve or replace biological functions; and

•	Bioadhesives: natural, biocompatible materials that act as adhesives for biological tissue and allow for natural cell and tissue infiltration and integration with native cells.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $157.2 million as of September 30, 2015. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

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

We do not expect to generate any future revenue from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

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

As of September 30, 2015, we have provided a full valuation allowance for deferred tax assets.

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

For so long as we are an “emerging growth company,” we intend to rely on exemptions relating to: (1) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more, (b) December 31, 2019, the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (IPO), (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years and (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Three Month Periods Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change
	2015	2014	$	%
Research and development expenses	$5,848	$13,237	$(7,389)	-56%
General and administrative expenses	2,191	1,703	488	29%
Other income (expense), net	(39)	2,966	(3,005)	-101%

Research and Development Expenses. Research and development expenses were $5.8 million for the three month period ended September 30, 2015 as compared to $13.2 million for the three month period ended September 30, 2014. The decrease in expense of $7.4 million was primarily due to the expensing of license rights valued at $10 million and acquired as part of our Exclusive Channel Collaboration (ECC) Agreement with Intrexon Corporation (Intrexon) in September 2014. No such licensing rights were expensed during the three months ended September 2015 and the effect was partially offset by approximately $1.1 million of increased quality and regulatory consulting costs, approximately $0.4 million of incremental costs related to patient enrollment in the NeoCart Phase 3 clinical trial, approximately $0.4 million of increased facility fees and depreciation fees related to the Lexington facility, approximately $0.3 million related to an increased personnel related costs, approximately $0.2 million related to stock-based compensation expense from new option grants, and approximately $0.2 million of increased recruiting fees.

General and Administrative Expenses. General and administrative expenses were $2.2 million for the three month period ended September 30, 2015 as compared to $1.7 million for the three month period ended September 30, 2014. The increase in expense of $0.5 million was primarily due to approximately $0.2 million of increased Directors and Officers (D&O) insurance costs, approximately $0.2 million of increased recruiting fees, and approximately $0.1 million related to stock-based compensation expense from new option grants.

Other (Expense) Income, Net. Net other expense was $39,000 for the three month period ended September 30, 2015 as compared to net other income of $3.0 million for the three month period ended September 30, 2014. The $3.0 million change was primarily due to a one-time fair value adjustment of warrant liability, other liability and net sales distribution payment liability, all of which were settled or terminated upon the closing of the IPO.

Nine Month Periods Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Research and development expenses	$17,470	$21,280	$(3,810)	-18%
General and administrative expenses	6,035	4,843	1,192	25%
Other income (expense), net	(170)	2,410	(2,580)	-107%

Research and Development Expenses. Research and development expenses were $17.5 million for the nine month period ended September 30, 2015 as compared to $21.3 million for the nine month period ended September 30, 2014. The decrease in expense of $3.8 million was primarily due to the acquisition and expensing of license rights valued at $10 million as part of our ECC Agreement entered into with Intrexon in September 2014, which was partially offset by approximately $2.4 million of increased quality and regulatory consulting costs, approximately $1.3 million of incremental costs related to patient enrollment in the NeoCart Phase 3 clinical trial, approximately $1.1 million related to an increase in personnel related costs, approximately $0.8 million related to the Lexington facility, approximately $0.3 million in increased stock-based compensation expense from new option grants, approximately $0.2 million in increased costs primarily due to recruiting fees, and approximately $0.1 million related to material and supplies charges.

General and Administrative Expenses. General and administrative expenses were $6.0 million for the nine month period ended September 30, 2015 as compared to $4.8 million for the nine month period ended September 30, 2014. The increase in expense of $1.2 million was primarily due to approximately $0.5 million of increased D&O insurance costs, approximately $0.2 million related to Board of Directors fees and expenses, approximately $0.2 million related to depreciation expense, approximately $0.2 million related to stock-based compensation expense from new option grants, and approximately $0.1 million recruiting fees.

Other (Expense) Income, Net. Net other expense was $0.2 million for the nine month period ended September 30, 2015 as compared to net other income of $2.4 million for the nine month period ended September 30, 2014. The $2.6 million change was primarily due to the periodic fair value adjustment of warrant liability, Other Liability and net sales distribution payment liability, all of which were settled or terminated upon the closing of the IPO.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at September 30, 2015 of $157.2 million. We anticipate that we will continue to incur net losses for the next several years.

Through September 30, 2015, we have funded our consolidated operations primarily through the funds raised in our IPO, the private placement of preferred stock and convertible notes, commercial bank debt and, to a limited extent, revenue from product sales, collaboration activities and grants. In May 2014, we issued 955,565 shares of our Series A-1 Preferred Stock for net proceeds of $10.3 million in cash. In December 2014, we closed our IPO whereby we sold 6,374,091 shares of our common stock (inclusive of 465,000 shares of common stock sold pursuant to partial exercise of the overallotment option granted to the underwriters in connection with the offering) for net proceeds of $61.3 million in cash. As of September 30, 2015, we had cash and cash equivalents of $37.7 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs into 2017. We will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Net cash used in operating activities	$(23,037)	$(13,260)	$(9,777)	74%
Net cash used in investing activities	(1,818)	(1,577)	(241)	15%
Net cash provided by financing activities	4,518	9,361	(4,843)	(52)%

Net decrease in cash and cash equivalents	$(20,337)	$(5,476)	(14,861)	271%

Operating Activities

Cash used in operating activities increased $9.8 million to $23.0 million for the nine month period ended September 30, 2015 from $13.2 million for the nine month period ended September 30, 2014. During the nine month period ended September 30, 2015, the net cash used for operating activities of $23.0 million consisted primarily of our net loss of $23.6 million, a $1.2 million net change in operating assets and liabilities and a $0.2 million charge for deferred rent and lease incentive, partially offset by stock-based compensation expense of $0.8 million and depreciation expense of $1.2 million. During the nine months ended September 30, 2014, the net cash used for operating activities of $13.3 million consisted primarily of our net loss of $23.7 million adjusted by a change in the fair value of certain liabilities of $2.4 million, a $0.2 million charge for deferred rent and lease incentive partially offset by the $10.0 million non-cash up front license fee for the note payable to Intrexon, a change in accounts payable of $2.0 million, a change in accrued expenses of $0.6 million and a change in stock-based compensation expense of $0.4 million.

Investing Activities

Cash used in investing activities increased $0.2 million to $1.8 million for the nine month period ended September 30, 2015 from $1.6 million for the nine month period ended September 30, 2014. The increased use of cash was related to purchases of property and equipment, primarily lab equipment and an increase in leasehold improvements.

Financing Activities

Cash provided by financing activities decreased $4.8 million to $4.5 million for the nine month period ended September 30, 2015 from cash provided of $9.3 million for the nine month period ended September 30, 2014. During the nine month period ended September 30, 2015, we received net proceeds of $4.7 million from the partial exercise of the underwriters’ overallotment option as part of our IPO, partially offset by the payment on our equipment line of credit of $0.2 million. During the nine months ended September 30, 2014, we closed the sale of our Series A-1 Preferred Stock for $10.3 million in net proceeds and drew down $0.4 million from our equipment line of credit with SVB, which were partially offset by the costs we incurred related to the IPO of $1.4 million.

Operating Capital Requirements

Historically, we have generated minimal product revenue from therapeutic product sales of BioCart in Israel. In 2011, we suspended sales of BioCart in the Israeli market for strategic reasons. We do not know when, or if, we will generate any future revenue from therapeutic product sales. We do not expect to generate significant revenue from therapeutic product sales unless and until we obtain regulatory approval for and commercialize NeoCart or our future product candidates. We anticipate that we will continue to incur losses for the next several years, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, NeoCart and our future product candidates, and begin to commercialize any approved products. We are subject to all risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in the future in connection with our continuing operations.

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

Equipment Line of Credit

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of September 30, 2015, $1.49 million of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of September 30, 2015, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 27, 2015, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s, Discussion and Analysis of Financial Condition and Results of Operations.”

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

We commenced our first clinical trial in 2005, and we have a limited operating history developing clinical-stage regenerative medicine products upon which you can evaluate our business and prospects. In addition, besides our current ongoing Phase 3 clinical trial we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, such as regenerative medicine. For example, to execute our current business plan we will need to successfully:

•	execute our research and development strategies, including successfully enrolling and completing our clinical trial program for NeoCart;

•	complete the transition of the NeoCart raw material manufacturing process to our in-house facilities and satisfy the U.S. Food and Drug Administration (FDA) as to the comparability of such raw materials to those manufactured by third parties for use in our NeoCart clinical trials;

•	obtain required regulatory approvals for the commercialization of NeoCart;

•	expand potential indications of NeoCart and our regenerative medicine platform;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	continue to build and maintain a strong intellectual property portfolio;

•	recruit and retain qualified executive management personnel;

•	build and maintain appropriate research and development, clinical, sales, manufacturing, financial reporting, distribution and marketing capabilities on our own or through third parties;

•	secure additional funding as may be needed;

•	gain broad market acceptance for our product candidates; and

•	develop and maintain successful strategic relationships.

If we are unsuccessful in accomplishing any of these objectives, we may not be able to develop product candidates, raise capital, expand our business or continue our operations.

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $25.7 million in 2013 and $22.8 million in 2014. As of December 31, 2014 and September 30, 2015, we had an accumulated deficit of $133.5 million and $157.2 million respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and our future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our operations as a public company. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations.

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

The amount and timing of our future near-term funding requirements will depend on many factors, including:

•	the scope, progress, expansion, costs and results of our NeoCart clinical trials;

•	the timing of and costs associated with obtaining FDA approval of the comparability of the NeoCart raw materials manufactured in our facilities, or in third party facilities at our direction, with the raw materials that were manufactured by third parties for the use in our NeoCart clinical trials;

•	the timing of and costs involved in obtaining NeoCart regulatory approvals;

•	market acceptance of NeoCart following the receipt of regulatory approval, if any;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities associated therewith;

•	the resources we devote to marketing and, if approved, commercializing NeoCart;

•	the scope, progress, expansion and costs of manufacturing NeoCart;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we become a public company; and

•	the costs associated with being a public company.

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations and sustain currently projected cash needs into 2017. Our expectations are based on management’s current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs. Our existing cash and cash equivalents will not be sufficient to complete the advanced clinical development of all of our product candidates that would be necessary to support an application for regulatory approval. Accordingly, we will continue to require substantial additional capital. In order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources.

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

We are in the process of completing a technology transfer to transition the manufacturing of certain raw materials and components in the NeoCart supply chain from outsourced contract manufacturers to in-house manufacturing facilities. We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collage Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever. Therefore, we have engaged Collagen Solutions in order to establish a relationship and work with the FDA as appropriate to complete necessary comparability approvals in advance of commercialization, if ever. We currently have enough of, or access to, these raw materials and components in order to supply our Phase 3 clinical trial through the end of the first quarter of 2016. Our technology transfer will need to be completed by that time in order to manufacture the supply of raw materials and components to complete the Phase 3 clinical trial and commercialize NeoCart upon FDA approval, if any. This technology transfer extends to the three components of the CT3 bioadhesive—methylated collagen, curing component and activated polyethylene glycol—as well as our collagen source, preparation and collagen honeycomb scaffold, which are used in the production of NeoCart. Although we do not anticipate changes to the raw materials, formulations or properties, nor do we anticipate changes to the NeoCart manufacturing process or finished product specifications as a result of the transfer, we are required to demonstrate to the FDA that the raw materials manufactured in our facility, and which may be manufactured under our direction in third party facilities (including, without limitation, facilities operated by Collagen Solutions) are comparable to the raw materials that were manufactured in the previous contract manufacturers’ facilities. Demonstrating comparability requires evidence that the product is consistent with that produced for the clinical trial to assure that the technology transfer does not affect safety, identity, purity or efficacy during the expansion from pilot scale to full scale production.

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

The FDA may determine that such analytical data is not sufficient to prove comparability of the raw materials produced at our in-house manufacturing sites, or the sites of third parties under our direction, to the raw materials sourced from external vendors for earlier clinical trial work, including the Phase 3 clinical trial. If this is the case, the FDA may require that we provide additional preclinical or clinical data to provide evidence to support the comparability of the raw materials. The size, scope, length and costs of any new or supplemental clinical trials that may be required by the FDA to provide such data are not known at this time. Failure or delay in obtaining FDA approval of the comparability of our NeoCart raw materials or the FDA requiring us to provide clinical data may result in delays to our current projected timelines and could have an adverse effect on our business, operating results and prospects.

Additionally, our manufacturing sites, or those of third party sites under our direction, may not receive FDA approval to operate at all, resulting in delays while we implement improvements necessary to receive approval which would lead to delays in the initiation of commercial production. In addition, we could encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel, leading to additional delays.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We are required to identify and enroll a sufficient number of patients that meet inclusion criteria under investigation for NeoCart. We will need to enroll the remaining patients in a timely manner in order to complete the trial. There is a limited patient population from which to draw participants in clinical trials. Due to the need to find patients with few or no concomitant joint disease, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are a limited number of specialized orthopedic surgeons that perform cartilage repair implantation procedures and among physicians who perform such procedures, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of NeoCart. Our ability to enroll patients in our clinical trials is affected by a number of factors including:

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

We have invested a significant portion of our time and financial resources in the development of NeoCart, our product candidate in clinical development. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development and commercialization of NeoCart. We may not complete our registration filings in our anticipated time frame. Even after we complete our Biologics License Application (BLA) filing, the FDA may not accept our submission, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for NeoCart. In addition, the clinical data we have to date often is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products.

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

We have an Exclusive Channel Collaboration Agreement (the ECC) with Intrexon Corporation (Intrexon) that provides for the worldwide exclusive use of Intrexon’s proprietary synthetic biology technology platform for the development and commercialization of allogeneic genetically modified chondrocyte cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans. Such technologies have a limited history of use in the design and development of human therapeutic product candidates and may therefore involve unanticipated risks or delays. We cannot assure that any product candidates developed from this collaboration will result in nonclinical results sufficient to warrant the expense of clinical testing in human clinical trials.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

Regenerative medicine product development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Regenerative medicine product development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of biologics under development result in the submission of a New Drug Application (NDA) or a BLA to the FDA and even fewer are approved for commercialization.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

The process of manufacturing NeoCart is complex, highly regulated and subject to several risks, including:

•	The process of manufacturing NeoCart, including the use of autologous cells, is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or surgeon or laboratory technician error. Even minor deviations from normal manufacturing processes could result in lost NeoCart production runs, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing process or facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

•	The manufacturing facilities in which NeoCart is made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. For instance, in 2012, we voluntarily suspended manufacturing operations and paused enrollment of the NeoCart Phase 3 clinical trial upon discovery of discrepancies in the testing procedures used to assess one of the raw materials utilized in the manufacture of NeoCart implants and we could be required in the future to suspend manufacturing due to circumstances out of our control.

•	We and our contract manufacturers must comply with the current Good Manufacturing Practices (cGMP) regulations and guidelines promulgated by the FDA. We and our contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, packaging, storage or shipping of our products as a result of a failure of our facilities or operations, or the facilities or operations of third parties, to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products, including leading to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

•	Any adverse developments affecting manufacturing operations for our products may result in shipment delays, clinical enrollment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.

In order to manufacture NeoCart, we operate our own cGMP manufacturing facility in Waltham, Massachusetts for production of NeoCart. We are in the process of completing a facility for our cGMP manufacturing in Lexington, Massachusetts which we plan to build out to produce key NeoCart raw materials, including CT3 components, collagen and scaffold. While we own the manufacturing process, unforeseen issues or outside influences could impact potential supply. For example:

•	Our facility in Waltham may not meet FDA cGMP standards during the pre-approval inspection necessary for BLA approval, delaying BLA approval and resulting in added cost to mitigate issues identified during inspection.

•	The Lexington, Massachusetts site for production of key raw materials may not be completed on our current schedule and once completed may not receive FDA approval to operate, resulting in delays while we implement improvements necessary to receive approval, leading to delays in the initiation of commercial production. We met with the FDA in December 2014 to obtain preliminary feedback and general acceptance of our raw material transition strategy. Additionally, we have entered into a supply agreement with Collagen Solutions pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. Any raw materials manufactured or handled at facilities operated by Collagen Solutions will similarly need to be approved by the FDA for comparability, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. We currently do not anticipate using any collagen produced by Collage Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever. Therefore, we have engaged Collagen Solutions in order to establish a relationship and work with the FDA as appropriate to complete necessary comparability approvals in advance of commercialization, if ever.

•	The raw material to be produced at our facilities or those of Collage Solutions under our direction may not be comparable to the raw materials sourced from external vendors for earlier clinical trial work, including the ongoing NeoCart Phase 3 clinical trial, according to our current projected timelines, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. Such delays may impact enrollment of our NeoCart Phase 3 clinical trial and FDA approval, if granted at all.

•	We may not achieve our anticipated production throughput targets, resulting in lower than anticipated capacity, limiting supply of our products, lowering revenue and increasing costs. We may not hit our production cost target for a variety of reasons including increased raw material cost, underestimate of labor requirements, underestimate of capital requirement and other facility, personnel or materials issues that we have not anticipated. Increased costs will adversely impact gross margin achieved by our products.

•	The FDA may not approve implementation of the multi-unit NeoCart reactor or approval may be delayed, which could result in capacity limitation or high unit costs, depending upon the length of the delay.

We may fail to comply with any of our obligations under existing agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business.

We are a party to technology licenses that are important to our business and we may enter into additional licenses in the future. We currently hold material licenses from Purpose Co., Ltd., Angiotech Pharmaceuticals (US), Inc., Angiodevice International GmbH, the Board of Trustees of The Leland Stanford Junior University, Yeda Research and Development Co., Ltd., Koken Co., Ltd., Intrexon and Advanced BioMatrix, Inc. The rights licensed under these agreements, including rights relating to our scaffolds, tissue processor, bioadhesives and growth factors, are material to our regenerative medicine platform and the continued development of NeoCart and our future product candidates. These licenses impose various commercial, contingent payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our license agreements and our ability to develop or commercialize product candidates. Any termination or reversion of our rights to under the foregoing agreements may have a material adverse effect on our business, prospects and results of operations. Our ECC with Intrexon provides that Intrexon may terminate such agreement if we do not perform certain specified requirements, including developing therapies considered demonstrably superior to existing therapies and those under development by us.

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

Pursuant to our ECC with Intrexon, we are responsible for future research and development expenses of product candidates developed under each such collaboration, the effect of which may increase the level of our overall research and development expenses going forward. We expect to add an additional one to two personnel to support our exclusive channel collaborations with Intrexon.

Our collaboration with Intrexon is relatively new, and we have incurred $14,000 and $2.3 million as of December 31, 2014 and September 30, 2015, respectively, in connection with this collaboration. In addition, because development activities are determined pursuant to a future joint steering committees comprised of representatives of Intrexon and us, future development costs associated this program may be difficult to anticipate and may exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities. If we are unable to obtain additional financing on terms acceptable to us or at all, we may be forced to seek licensing partners or discontinue development.

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

Regulatory authorities, including the FDA and the European Medicines Agency, may disagree with our interpretations of data from pre-clinical studies and clinical trials. Regulatory authorities also may approve a product for narrower indications than requested or may grant approval subject to the performance of post-marketing studies for a product. There can be no guarantee that such post-approval studies, if required, will corroborate the results of earlier trials. Furthermore, the market use of such products may show different safety and efficacy profiles to those demonstrated in the trials on which marketing approval was based. Such circumstances could lead to the withdrawal or suspension of marketing approval for the product, which could have a material adverse effect on our business, financial condition, operating results or cash flows. In addition, regulatory authorities may not approve or agree with the labeling claims that are necessary or desirable for the successful commercialization of our products.

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

We have also entered into a supply agreement with Collagen Solutions pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collage Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever. Therefore, we have engaged Collagen Solutions in order to establish a relationship and work with the FDA as appropriate to complete necessary comparability approvals in advance of commercialization, if ever.

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

We will need to expand our operations and increase the size of our company and we may experience difficulties in managing any such growth.

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

Our current management team has only been working together for a relatively short period of time and a number of members of our current management team have been employed by us for less than a year. Adam Gridley joined us as our president and chief executive officer in May 2014; Jonathan Lieber joined us as our chief financial officer in June 2015; Gloria Matthews, DVM, Ph.D., DACVS joined us as our chief medical officer in July 2015; and Stephen Kennedy was promoted to chief technology officer in July 2015. We may expand our management team in the future. Our future performance will depend significantly on our ability to successfully integrate our new chief financial officer, chief medical officer and other recently and subsequently hired executive officers into our management team, and on those officers’ ability to develop and maintain an effective working relationship. Our failure to integrate recently and subsequently hired executive officers, including our new chief financial officer and chief medical officer, with other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations.

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

Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and evaluating our system of internal control over financial reporting necessary for our management to issue this report. However, we anticipate that we will need to retain additional finance capabilities and build our financial infrastructure as we transition to operating as a public company, including complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We continue to improve our financial infrastructure with the retention of additional financial and accounting capabilities, the enhancement of internal control and additional training for our financial and accounting staff.

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

We will need to generate and provide the FDA with comparability data from our new raw material production for the collagen critical raw materials used in our manufacturing process and intended for clinical use. The FDA may also require us to generate additional preclinical or clinical data to support the use of these new critical raw material suppliers in our NeoCart trial. Additionally, the FDA may impose other requirements on the protocol for our NeoCart trial. These additional requirements may cause further delays in our NeoCart trial which could require us to incur additional development costs, seek funding for these increased costs or delay or cease our clinical development activities for NeoCart. Any inability to advance NeoCart or any other product candidate through clinical development would have a material adverse effect on our business. For example, the recently enacted Food and Drug Administration Safety and Innovation Act made permanent the Pediatric Research Equity Act, which requires a sponsor to conduct pediatric studies for most tissue regeneration products for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the Pediatric Research Equity Act, original NDAs and BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations, and it is likely that we will request such a deferral. A deferral may be granted for several reasons, including a finding that the tissue regeneration products is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, as of November 10, 2015, our common stock has traded as low as $3.76 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

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

As of November 10, 2015, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 74.7% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. As of November 10, 2015, we have 13,273,470 outstanding shares of common stock, 2,052,093 of which are beneficially owned by directors, executive officers and other affiliates and will be subject to volume and other limitations under Rule 144 under the Securities Act.

The 1,233,113 shares that are subject to outstanding options as of November 10, 2015 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

Some of our existing security holders have demand and piggyback rights to require us to register with the SEC up to 6,753,970 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates.

We have registered an additional 1,415,088 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, contractual lock-up agreements, or Rule 144 transfer restrictions applicable to affiliates.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

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

None.

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

Histogenics Corporation

Dated: November 12, 2015	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2015	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Histogenics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.