Form 10-K
period 2015-12-31
HISTOGENICS CORP
filed 2016-03-10
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $56.2 million, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Capital Market. Shares of Common Stock held by each executive officer, director and stockholders known by the registrant to own 10% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2016 there were 13,274,407 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2016 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	the timing of enrollment commencement and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	our securities’ or industry analysts’ expectations regarding the timing and success of enrollment in our clinical trials;

•	the scope, progress and expansion and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, our future profitability and needs for additional financing, and our ability to raise additional funds;

•	our technology manufacturing location and partners;

•	our ability to adequately manufacture our product candidates for our clinical trials and the raw materials utilized therein;

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our regenerative medicine platform;

•	our expectations regarding competition;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	our ability to manufacture our product candidates at a commercial scale to serve those markets, if approved;

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

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

INDUSTRY AND MARKET DATA

We obtained the industry, market and competitive position data used throughout this annual report on Form 10-K from our own internal estimates and research, as well as from industry and general publications, in addition to research, surveys and studies conducted by third parties in certain instances. Internal estimates are derived from publicly-available information released by industry analysts and third-party sources, our internal research and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In addition, while we believe the industry, market and competitive position data included in this annual report on Form 10-K are reliable and are based on reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed in “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ITEM 1.	BUSINESS

Overview

We are a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart®, is being investigated in a Phase 3 clinical trial. NeoCart utilizes various aspects of our regenerative medicine platform to develop an innovative tissue implant intended to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. Joint, or articular, cartilage covers the ends of bones and allows for joints to glide smoothly with minimal friction. Cartilage damage, or chondral defects, can be caused by acute trauma, such as a bad fall or sports-related injury, or by repetitive trauma, such as general wear over time. Unlike other tissues in the body, joint cartilage has no innate ability to repair itself, making any injury permanent. Left untreated, even a small defect can expand in size and progress to debilitating arthritis, ultimately necessitating a joint replacement procedure. We have no products that are approved for sale in the United States and currently we are not selling any other products that may be approved for sale in other jurisdictions. NeoCart is based on our regenerative medicine platform, which combines expertise in the following areas:

•	Cell therapy and processing: the handling of a tissue biopsy and the extraction, isolation and expansion of the cells;

•	Biomaterials and Scaffold: three-dimensional biomaterials structures that enable the proper distribution of cells and organize cells in their natural environment to support tissue formation;

•	Tissue engineering: the use of a combination of cells, engineering and biomaterials to improve or replace biological functions; and

•	Bioadhesives: natural, biocompatible materials that act as adhesives for biological tissue and allow for natural cell and tissue infiltration and integration with native cells.

NeoCart is a cartilage-like implant created using a patient’s own cartilage cells through a series of tissue engineering processes. First, the patient’s cells are separated from a tissue biopsy specimen extracted from the patient and multiplied in our laboratory. The cells are then infused into our proprietary scaffold that provides structure for the developing implant. Before NeoCart is implanted in a patient, the cell- and scaffold construct undergoes a bioengineering process in our Tissue Engineering Processor (TEP). Our TEP is designed to mimic the conditions found in a joint so that the implant is prepared to begin functioning like normal healthy cartilage prior to implantation. When NeoCart is implanted, a bioadhesive is used to anchor NeoCart in the cartilage injury and seal the implant to the surrounding native cartilage interface. The use of the bioadhesive eliminates the need for complicated suturing, and the cartilage implant integrates to the surrounding native cartilage. We believe that the Phase 1 and Phase 2 clinical trials provide preliminary evidence for the safety of the NeoCart implant and improvement in pain and function in patients treated with NeoCart.

We are currently enrolling a Phase 3 clinical trial for NeoCart in the United States to provide evidence of the safety and effectiveness of NeoCart, studying cartilage defects in the knees of 245 patients under a Special Protocol Assessment (SPA) with the United States (U.S.) Food and Drug Administration (FDA). Pursuant to the SPA, we formally and prospectively reached agreement with the FDA on key elements of the Phase 3 clinical trial protocol, including design, endpoints and statistical analyses of the resulting study data. The SPA is binding on the FDA review division with limited exceptions. If the clinical trial is successful, the data may be used to support efficacy claims for NeoCart approval and demonstrate clinical superiority over the current standard of care, microfracture. Microfracture consists of the creation of tiny holes or “fractures” in the bone underneath the injured cartilage leading to formation of a blood clot in the affected area. The blood and bone marrow that form the clot contain stem cells, which are thought to grow into cartilage-building cells, as well as growth factors to support cell function and development of replacement cartilage matrix.

As of December 31, 2015, we had enrolled 114 patients into the Phase 3 clinical trial. We expect to complete enrollment of our NeoCart Phase 3 clinical trial by the end of the first half of 2017, but we may encounter difficulties enrolling patients in our Phase 3 clinical trial, which could delay or otherwise adversely affect our clinical development activities for NeoCart. During the second and third quarters of 2015, we made several changes in our enrollment processes for the Phase 3 clinical trial which we believe will positively impact future enrollment rates. These changes include, among others: (i) a shift away from national advertising and toward local advertising done in conjunction with specific physicians and sites; (ii) streamlining the enrollment process to initiate new sites; and (iii) changing the mix of clinical sites in the trial by eliminating those sites with little or no enrollment and replacing them with new sites we believe will contribute more patients to the trial. As of December 31, 2015, we had 32 sites eligible (out of a maximum of 40) to enroll patients.

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

We believe NeoCart would represent a superior solution to treat cartilage damage in the knee because it has the potential to solve for the limitations of the current treatment alternatives and has the potential to provide improved efficacy, long-term patient benefits, accelerated patient recovery and predictable patient outcomes through a technically straightforward surgical procedure. If we are able to successfully complete our Phase 3 clinical trial, we believe these advantages may assist in securing approval to sell NeoCart in the United States and may enable us to become a market leader in cartilage repair.

To date, we have completed two FDA-regulated human clinical trials in the United States. Specifically, we conducted a Phase 1 safety study of eight patients and a Phase 2 randomized controlled exploratory study of 30 patients. The objective of the Phase 1 clinical trial was to demonstrate the safety of NeoCart for use when implanted into cartilage defects in the knee. The objectives of the Phase 2 clinical trial were to:

•	continue the safety evaluation of NeoCart;

•	gather additional efficacy data compared to microfracture;

•	identify validated endpoints that are clinically meaningful to patients and physicians;

•	identify appropriate patient populations to receive NeoCart; and

•	obtain additional data to be used in the design of future clinical studies.

In the Phase 2 clinical trial, NeoCart demonstrated a clinically meaningful and statistically significant improvement in clinical efficacy based on pain and function measures as compared to microfracture. We believe our Phase 3 clinical trial will confirm the positive Phase 1 and Phase 2 clinical data generated by NeoCart, which we believe are a direct result of our regenerative medicine platform.

In anticipation of potential approval of NeoCart, we are in the process of scaling our internal current Good Manufacturing Practices (cGMP) manufacturing capabilities and transitioning the manufacture of the critical components (raw materials) of NeoCart, including collagen, the proprietary scaffold and surgical adhesive in-house at our facilities located in the greater Boston area. The transition commenced in March 2014 with the intent of having the ability to manufacture NeoCart and the critical components of NeoCart with minimal reliance on third parties prior to the commercialization of NeoCart in the event NeoCart is approved. In addition to completing the initial engineering runs and validation studies for our facility in Lexington, Massachusetts, we also finished the last performance qualification manufacturing campaign for collagen. We intend to complete the manufacturing transition of the remaining raw materials, including the scaffold component and surgical adhesive in 2017. We communicated our plans to the FDA and in December 2014, we received preliminary feedback and general acceptance of our raw material transition strategy and future commercial readiness upgrades from the FDA. Following completion of this transition, we will be required to obtain FDA approval of the comparability of the critical NeoCart raw materials moved in-house, and if we fail to obtain, or if we experience a delay in obtaining such approval, our business, operating results and prospects will be adversely affected.

We believe our regenerative medicine platform may provide us with the ability to develop a strong pipeline and that the positive clinical data we have seen in treating cartilage damage of the knee with NeoCart will be applicable to other joints such as the ankle, hip and shoulder. We also believe our regenerative medicine platform has the ability to translate the fundamental science relating to tissue engineering to allow us to develop additional product candidates to treat other soft tissue damage throughout the body such as tendon, ligament and meniscus tears and complex joint degeneration. Although not utilized in connection with our current NeoCart development, our portfolio of proprietary fibroblast growth factors may be explored for their use in optimizing manufacturing yields and we believe they could also have various therapeutic applications including wound healing and fracture healing. We plan to continue to invest in our intellectual property portfolio in order to expand and protect the components of our regenerative medicine platform and future product candidates.

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

Musculoskeletal conditions, comprised of injuries to or diseases of bones, cartilage, joints, ligaments, muscles, nerves, skin or tendons, are the most common health problem in the United States and are a leading cause of disability and healthcare expenditure according to The Burden of Musculoskeletal Diseases in the United States, a 2011 publication of a coalition of professional organizations including the American Academy of Orthopaedic Surgeons. Based on the commercial introduction of new products and expanded applications of approved products, the musculoskeletal, orthopedics and spine segment of the regenerative medicine market was projected to reach approximately $13.0 billion worldwide by 2015 according to a 2010 report issued by MedMarket Diligence.

Limitations of Current Alternatives for Treating Cartilage Damage

We estimate, based on internal research, that over 500,000 knee cartilage procedures are performed annually in the United States, primarily in the form of debridement, microfracture, conventional autologous chondrocyte implantation (ACI) and osteochondral grafting. Debridement and microfracture procedures are the most frequently performed surgical procedures for the treatment of cartilage damage, accounting for an estimated 90% of all such procedures according to materials from a 2009 meeting of the Cellular Tissue and Gene Therapies Advisory Committee of the FDA. Debridement is an arthroscopic procedure that involves removal of injured or loose tissue debris by shaving, cutting or scraping it. Debridement does not attempt to repair cartilage damage. The surgeon’s only goal when performing debridement is to improve a patient’s symptoms of pain or loss of function.

Microfracture is considered the current standard of care for chondral defects due to its ability to improve symptoms in specific types of patients, its simplicity, its safety profile and the lack of other viable alternatives. The procedure consists of perforations, or microfractures, made to the bone plate at the location of cartilage damage in order to allow bone marrow stem cells access to the injured area. Microfracture surgery, a procedure pioneered in the 1980s, was developed to exploit the ability of stem cells to differentiate into mature cells and tissue types. If bone marrow stem cells are able to access the injured area and stay in place by forming a blood clot, then they may differentiate into cartilage cells, or chondrocytes, that would potentially go on to form cartilage. However, microfracture has been unsuccessful in reliably solving the underlying problem of cartilage damage because the repair tissue formed by the procedure, which has been found to usually be a mix of tissue types, is incapable of withstanding the normal shock and shear forces that joint cartilage sustains and may not provide the appropriate level of lubrication to the joint.

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

ACI and osteochondral grafting are procedures generally reserved either for patients who have failed prior cartilage procedures or those with very large cartilage defects. While studies indicate beneficial outcomes for patients receiving these treatments, both have drawbacks and limitations similar to those affecting debridement and microfracture, and also are associated with the following:

•	Technically Demanding Surgeries: ACI is a slurry of autologous cartilage cells formed from a biopsy of a patient’s cartilage and grown over six to eight weeks. A patch or cover is often sutured into the surrounding healthy cartilage to hold the slurry in place or cells are delivered on a scaffold and affixed with an adhesive. Osteochondral grafting, whether using the patient’s own cells or using another person’s tissue, consists of a circular plug of bone and cartilage press-fit into the defect and can be challenging to perform because of the difficulty of achieving an exact match, fit and placement of the graft.

•	Negative Safety Profile: ACI techniques are associated with graft failure, delamination (loss of cartilage layering), tissue overgrowth and knee stiffness. According to a 2006 report in the Journal of Bone and Joint Surgery, 48% of ACI patients underwent reoperation as a result of problems directly related to the graft. Osteochondral grafting, if performed with the patient’s own cells, is associated with limitations in treatable defect sizes because of associated donor site morbidity and, if performed using another person’s tissue, is associated with the potential of disease transmission and nonunion.

•	Costs of Therapy and Reimbursement Hurdles: Currently available ACI therapies are costly, costing, based on our estimates, more than $30,000, excluding other fees to physicians and hospitals or surgery centers related to the procedure. In addition, currently available therapies have a rigorous pre-authorization process that requires additional efforts by the physician or his/her office to secure reimbursement on behalf of the patient.

Our Regenerative Medicine Platform and Initial Product Candidate

Our Regenerative Medicine Platform

Our regenerative medicine platform is comprised of innovative bioengineering, advanced proprietary materials sciences as well as molecular and cellular biology technologies that can be utilized individually or in a variety of combinations to treat musculoskeletal-related conditions:

•	Cell Processing: As part of our process of implant production, our cell processing technologies involve the handling of a biopsy specimen in our own cGMP facilities, cell extraction from the biopsy and the isolation and expansion of cells in our segregated cell culture facility, effectively returning such cells to their juvenile phenotype where they may once again grow into mature cartilage cells. Our proprietary process is currently optimized for, but not limited to, cartilage cell culturing.

•	Scaffolds: Scaffolds are structures capable of supporting three-dimensional tissue formation and providing an environment for the cells that are needed to form the tissue. Our proprietary, three-dimensional scaffold structures, including our honeycomb collagen scaffolds, are designed to produce a cartilage-like implant. The scaffold for NeoCart is shaped like a disk, with diameter of 34 mm and thickness of approximately 1.5 mm. The term “honeycomb” describes the shape of the pores inside of the scaffold as they are shaped like a honeycomb. The honeycomb structure is important because it allows cartilage cells to line up vertically throughout the scaffold so that they organize as they normally would in native cartilage. Competing scaffolds only accommodate cells on their surface or in layers. Our proprietary three-dimensional scaffolds can support and deliver a variety of cell types and are biocompatible, biodegradable and non-toxic.

•	Tissue Engineering: Tissue engineering refers to applications that repair or replace portions of or whole tissues such as cartilage, bone, blood vessels and skin. We use a combination of cells, engineering and materials methods to produce our tissue implant for the purpose of repairing cartilage tissue. Our proprietary TEPs incubate our cell- and scaffold-based implants under conditions designed to mimic the conditions found in the knee, including pressure changes and low oxygen levels. We believe our proprietary TEP technology is unique to the tissue repair market and is one of the reasons patients receiving a NeoCart implant in our Phase 1 and Phase 2 clinical trials recovered more quickly and realized positive long-term outcomes as compared to patients receiving microfracture surgery.

•	Bioadhesive: Our proprietary bioadhesive, CT3, secures the NeoCart implant in the defect and eliminates the need for complicated suturing that may be required during certain other cartilage repair treatments. CT3 is comprised of three components: methylated collagen, activated polyethylene glycol (PEG) and a simple salt buffering solution that acts as a curing component. CT3 is biodegradable and nontoxic. We believe CT3 contributes to the quick recovery and the positive long-term outcomes seen in our Phase 1 and Phase 2 clinical trials.

NeoCart: Our Initial Product Candidate

NeoCart, our Phase 3 product candidate, utilizes many aspects of our regenerative medicine platform to repair knee cartilage damage. We believe NeoCart has the potential to provide several benefits not provided by current treatment alternatives for knee cartilage damage, including:

•

Improved Efficacy: In our Phase 2 clinical trial of 30 patients, NeoCart showed better clinical outcomes when compared to baseline and/or microfracture on multiple measures of pain and function throughout the duration of the study. In addition, patients treated with NeoCart experienced statistically significant and clinically meaningful improvements in the Knee Injury and Osteoarthritis Outcome Score (KOOS) pain and function subscales when compared to baseline as early as three months and continuing through five years after surgery at all time points measured, with similar results for the mean International Knee Documentation Committee Subjective (IKDC Subjective) scores. The difference in improvement between patients treated with NeoCart and those receiving microfracture started as early as three months in certain subscales and lasted up to five years. We believe efficacy seen in our clinical trials to date is a result of NeoCart’s ability to function like cartilage upon implantation and integrate with the surrounding native tissue, features that distinguish it from current treatment alternatives. Based on biomarker release testing we conduct in our laboratories, there is evidence that NeoCart is comprised of maturing hyaline cartilage prior to implantation into a patient.

•	Accelerated Patient Recovery: Our CT3 bioadhesive anchors NeoCart in the defect bed and seals it to the surrounding native cartilage. The cartilage-like NeoCart implant coupled with the secure CT3 fixation may allow for earlier weight-bearing and accelerated recovery of function than is typical with alternative therapies, which would be distinctly advantageous for any cartilage repair solution. In our Phase 3 clinical trial, patients may be allowed to begin weight-bearing activities as soon as two weeks following implantation versus six weeks for the current standard of care, microfracture.

•	Long-Term Patient Benefits: In contrast to microfracture’s well-documented deterioration of results after two years, NeoCart’s positive outcomes have been sustained for three or more years in our Phase 1 and 2 clinical trials. We believe that all of the biologic and mechanical attributes of NeoCart provide the potential for a durable clinical response and give it the potential to prevent the evolution of osteoarthritis and subsequent need for knee replacement surgery.

•	Technically Straightforward Surgery: The use of our CT3 bioadhesive eliminates the need for complicated suturing associated with some ACI techniques. Unlike osteochondral grafting procedures, the NeoCart implant is tailored to the shape of the defect so that all normal host tissue is left in place.

•	Positive Safety Profile: To date, NeoCart has shown no evidence of tissue overgrowth or knee stiffness often associated with ACI techniques. Reoperation rates to address problems directly related to the cartilage procedure or other persistent general knee symptoms, associated with all cartilage techniques and particularly high with ACI techniques, have been very low in NeoCart patients followed for five years in our Phase 1 and Phase 2 clinical trials.

•	Favorable Reimbursement Profile: We are developing NeoCart to be used as a first-line therapy for the treatment of cartilage damage in the knee. We believe that the data we have generated to date, when combined with the data from the ongoing Phase 3 clinical trial, may enable us to secure favorable reimbursement without the prior-authorization hurdles associated with the currently available ACI therapies.

THE NEOCART PROCESS

Our Business Strategy

Our goal is to leverage our regenerative medicine platform to develop and commercialize innovative, next generation products to treat patients suffering from musculoskeletal-related conditions. The overarching strategies that support these goals are as follows:

•	Complete Phase 3 Clinical Trial and Apply for Regulatory Approval of NeoCart in the United States. We are currently enrolling our Phase 3 clinical trial. As of December 31, 2015, we had enrolled 114 patients and had 32 sites participating in the clinical trial. We evaluate the tactics we use to enroll the trial on an ongoing basis and are aggressively seeking to increase enrollment through: (i) local advertising campaigns done in conjunction with our clinicians; (ii) streamlining the site and patient enrollment processes; and (iii) replacing under-performing sites as necessary. Assuming positive results of the NeoCart Phase 3 clinical trial, we plan to submit a Biologics License Application (BLA) to the FDA for approval in the United States when the 12 month data are available, which we expect to be in the second half of 2018. Upon receiving approval from the FDA, if at all, which we anticipate would be in 2019 if a BLA is submitted in the second half of 2018, we then intend to launch and commercially market NeoCart for the treatment of cartilage defects in the knee.

•	Continue to Develop Our Manufacturing Capabilities. We own and operate our own cGMP manufacturing operations for NeoCart and are currently transferring production of critical raw materials and components used in the NeoCart production process to a new manufacturing facility that we have developed and continue to develop in Lexington, Massachusetts. For our clinical trials of NeoCart conducted through the end of 2015, the raw materials and components were supplied to us by external vendors. We are transferring production of these raw materials to our own facilities in order to gain full control over quality, process, supply and costs. This transition to our own manufacturing facilities will also enable us to expand production capacity for clinical and commercial supply of NeoCart in the future in the event we receive FDA approval, subject to comparability verification and confirmation by the FDA.

•	Maximize Commercial Opportunity of NeoCart. We expect to invest strategically in a U.S. commercial infrastructure to support the successful launch, commercialization and post-marketing support for NeoCart, in the event NeoCart should receive FDA approval. As part of this investment, we intend to build a highly experienced medical affairs, sales and marketing organization to target orthopedic surgeons in the United States as the primary point of contact. In preparation for a potential launch of NeoCart, if ever, we are developing a reimbursement dossier to facilitate the introduction of NeoCart into the marketplace. In January 2015, the FDA approved a protocol amendment to the NeoCart Phase 3 clinical trial that allowed us to generate additional Health Economics Outcomes Research data to provide additional support for our future reimbursement initiatives. These additional data include key economic data and outcomes associated with quality of life, productivity and return to work status, as well as healthcare resource utilization related to direct and indirect costs. We believe the recovery advantages of NeoCart over other treatments may be substantial, and expect these data to be critical to the reimbursement and adoption of NeoCart, if approved.

•	Leverage Our Regenerative Medicine Platform and Exclusive Channel Collaboration Agreement with Intrexon to Expand Our Pipeline. We believe the strength of our regenerative medicine platform provides us with a significant opportunity to enhance and expand our product pipeline. In addition, we believe we can leverage our technology and reduce our manufacturing costs by using Intrexon’s synthetic biology technology platform to develop and commercialize genetically modified chondrocyte cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans. Initially we are focused on using Intrexon’s technology to develop induced pluripotent stem cell derived (IPSC) source materials in our NeoCart manufacturing process and begin proof-of-concept testing in the first half of 2016. We also believe there is a significant unmet market need and commercial opportunity to treat cartilage defects in other joints such as ankles, shoulders and hips and intend to explore these areas both alone and in conjunction with Intrexon. Examples of such initiatives may include one-step, off-the–shelf and/or next-generation NeoCart products as well as products designed to treat additional soft tissue and musculoskeletal-related disorders.

•	Continue to Invest in Our Intellectual Property and Selectively Evaluate Business Development Opportunities. Our intellectual property estate consists of 46 licensed or owned patents as well as trade secrets and know-how around the manufacturing of cell therapies. We intend to continue to expand our intellectual property portfolio to further protect both NeoCart and our future product candidates by filing patent applications in the United States, the European Economic Area (EEA, which is comprised of the 28 Member States of the European Union, Iceland, Liechtenstein and Norway) and other jurisdictions. In addition, we believe there may be opportunities to generate additional value from our intellectual property portfolio and intend to explore and evaluate various business development opportunities, including collaborations around rights to NeoCart outside the U.S. or the development and commercialization rights for our other assets. Furthermore, we believe there are opportunities to bring in complementary technologies and or product candidates that will leverage the commercial infrastructure we intend to build for the potential launch of NeoCart, if approved, and we intend to pursue such opportunities in the future.

Our Phase 3 Product Candidate: NeoCart

NeoCart data produced as of December 31, 2015 in the Phase 1 and 2 clinical trials has demonstrated very favorable safety and the potential for durable efficacy and has been published in journals such as the Journal of Bone and Joint Surgery, which accepted the Phase 2 data because of the high degree of rigor and quality of the design and analysis of the data. Please see the sections below entitled “Phase 2 Clinical Trial” and “Phase 1 Clinical Trial” for a discussion of the data from our Phase 1 and Phase 2 clinical trials. We consider the data observed thus far to be a direct result of NeoCart’s distinct attributes that combine to form a sophisticated and unique biologic implant with evidence of cartilage growth prior to implantation and the ability to function like normal cartilage upon implantation. Further, we believe the data reflects that, after implantation, NeoCart continues to mature and integrate with the native cartilage as it is exposed to the natural environment of the joint. We believe these attributes and the clinical data we have accumulated to date differentiate NeoCart from other treatment alternatives, including microfracture.

Phase 3 Clinical Trial

We are pursuing FDA approval via a BLA pathway with a clinical trial designed to show superiority against the current standard of care, microfracture. Our NeoCart Phase 3 clinical trial is being performed under an SPA with the FDA and was initiated as a confirmatory study based on the promising safety and efficacy findings from our Phase 2 clinical trial. The Phase 3 clinical trial design, based on our Phase 2 clinical trial, is a prospective, controlled, multi-center trial of 245 adults between the ages of 18 and 59 years who have symptomatic focal full-thickness chondral knee defects randomized between NeoCart and microfracture on a two-to-one basis. Randomization is done at arthroscopy, at which time final patient eligibility is determined.

As agreed to with the FDA under our SPA, the primary endpoint for approval is superiority at one year in the proportion of responders in the NeoCart patient group compared to the proportion of responders in the microfracture patient group in a dual-threshold responder analysis. This unique dual-threshold responder analysis utilizes the KOOS pain subscale and IKDC Subjective assessments. Both the KOOS pain and the IKDC Subjective assessments are validated, patient-centered and self-administered outcome instruments intended to assess patient-relevant outcomes. The KOOS separately assesses and scores five dimensions of outcomes from the patient’s perspective: pain, symptoms, activities of daily living, sport and recreation function and knee-related quality of life. Similarly, the IKDC Subjective assesses and scores three dimensions of outcomes from the patient’s perspective: symptoms, function during activities of daily living and sports.

The scores are tabulated and transformed to a 100-point scale, where 100 represents the best outcome for either pain or function and zero represents the worst outcome. A one-year superiority endpoint was deemed appropriate for our Phase 3 clinical trial under our SPA based on the magnitude of difference between the responder rates at one year for patients receiving NeoCart implants and patients receiving microfracture surgery in our Phase 2 clinical trial, a magnitude of difference that continued to be present through five years. We believe that, should our Phase 3 clinical trial show a comparable magnitude of difference in responder rates between NeoCart and microfracture, NeoCart’s ability to function like cartilage upon implantation and integrate with the surrounding native tissue (attributes of NeoCart we believe are responsible for our Phase 2 clinical trial results) will be a principal reason for the one-year Phase 3 clinical trial outcome and the presumed resultant durability. However, there is no guarantee that our Phase 3 clinical trial results will demonstrate the same results as our Phase 2 or Phase 1 clinical trials and NeoCart may not be approved for sale in the United States by the FDA after the FDA reviews the results of the Phase 3 clinical trial.

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

Phase 3 Status

As of December 31, 2015, we had enrolled 114 patients into the Phase 3 clinical trial. We expect to complete enrollment of our NeoCart Phase 3 clinical trial by the end of the first half of 2017, but we may encounter difficulties enrolling patients in our clinical trials, which could delay or otherwise adversely affect our clinical development activities. In November 2015, we filed an amendment to the to the NeoCart Phase 3 clinical trial protocol under the SPA to expand the eligible patient population. In December 2015, the FDA accepted the amendment which allows for, among other things, the inclusion of patients with trochlear lesions and the inclusion of patients up to age 59 into the trial. As of December 31, 2015, we had 32 sites eligible (out of a maximum of 40) to enroll patients.

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

Phase 2 Clinical Trial

Our NeoCart Phase 2 clinical trial was initiated in 2007 to evaluate further the positive safety and early efficacy signals demonstrated in our Phase 1 clinical trial of NeoCart for articular cartilage damage in the knee. We also sought to identify clinically meaningful endpoints and identify appropriate patient populations to be studied in the design of future clinical studies. The trial was a five-year prospective, controlled, randomized, clinical study of 30 patients conducted at six U.S. centers and completed its enrollment in 2008. Twenty-one patients were randomized to receive a NeoCart implant and nine patients were randomized to undergo a microfracture procedure. The trial was completed in 2013 with final data collection and analysis in 2014 and 2015.

In the Phase 2 clinical trial, baseline (preoperative) pain and function assessments were obtained and included, among other measurement instruments, the KOOS pain and symptoms subscales, the IKDC Subjective assessment and a visual analog pain scale. At every measurement interval between three months and three years, the same pain and function assessments were measured. The data were analyzed using descriptive statistics (mean and standard deviation), paired t testing and analysis of covariance with significance levels (p-values) set at less than 0.05 (two-sided). According to the results of the analysis, those patients receiving a NeoCart implant achieved statistically significant improvement (all p-values <0.05) compared to their baseline assessments on the KOOS pain and symptoms subscales, the IKDC Subjective assessment and a visual analog pain scale, meaning that sufficient data exist to indicate the improvement on each measure is unlikely to have occurred by chance. Furthermore, when this improvement from baseline was compared to the improvement of microfracture from baseline, NeoCart’s improvement was statistically significantly better (all p-values <0.05) than microfracture’s improvement on a meaningful number of the measurements.

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

The selected thresholds have been validated in the literature as clinically meaningful to patients. In some cases, patients entered the Phase 2 clinical trial with pain scores at a level such that they could not have improved a great deal (for example, a baseline of 91 points on a scale of 100). In those cases, patients were considered responders if their function scores improved a minimum of 20 points even if their pain scores did not improve the required 12 points. Compared to the microfracture group, NeoCart-treated patients had superior responses to treatment as early as three months in certain subscales with such responses lasting up to five years.

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

In November 2013, the five-year observation period for the Phase 2 clinical trial concluded. Initial preliminary results were presented at the May 2015 Annual Meeting of the International Cartilage Repair Society demonstrating continued positive results of NeoCart. A subsequent analysis and validation of the data was performed in the second half of 2015 in connection with the submission of the data to the FDA and for peer-reviewed publication. The data from the trial are now final, and are currently under review for a future peer-reviewed publication, which is expected in 2016. Based on the initial analysis, NeoCart generally demonstrated a lasting improvement over baseline through five years after implant. During the course of the trial, no serious adverse events (expected or unexpected) were considered to be product- or implant-related. We believe the data demonstrate the advantage of NeoCart relative to Microfracture through five years after surgery. Importantly, the difference in responders at the end of the first year (the primary endpoint on our current Phase 3 clinical trial) was statistically significant (p < 0.05). Two-year results of this trial were published in the Journal of Bone and Joint Surgery in 2012.

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

Pipeline and NeoCart Indication Expansion

We intend to build a robust development pipeline by leveraging our regenerative medicine platform and intellectual property portfolio as well as expanding the applications of NeoCart into additional indications. Although our initial focus for NeoCart is for the treatment of knee cartilage damage, we plan to leverage our regenerative medicine platform to explore the treatment of chondral defects in other joints, such as the ankle, hip and shoulder. Furthermore, we believe our platform can be utilized to address more extensive cartilage damage associated with significant bone loss and generalized arthritis as well.

Our acellular scaffolds are capable of hosting cells of any type, which allows us the flexibility to tailor their use for other regenerative medicine opportunities beyond cartilage repair, including ligament, tendon and meniscus repair. In addition to the potential use of our growth factor variants in optimizing our manufacturing process, our proprietary growth factor variants may be of use in therapeutic applications such as fracture healing, osteoporosis, generalized osteoarthritis, orphan diseases involving genetically-based bone growth disruption (applicable to our specific variants) and wound healing.

In September 2014, we entered into our ECC with Intrexon that governs a “channel collaboration” arrangement. Pursuant to the ECC we intend to use Intrexon’s synthetic biology technology platform for the development and commercialization of allogeneic, genetically modified, chondrocyte cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans.

Commercialization

If NeoCart is approved by the FDA, we plan to build our own commercial organization in the United States to support the launch and commercialization of NeoCart. The organization will be designed for scalability to support other potential future products as well. For NeoCart, we initially plan to scale up to approximately 40 sales representatives and management after FDA approval. The NeoCart sales force will target the estimated 4,000 to 5,000 orthopedic surgeons in the United States who may use NeoCart, including a core group of physicians focused on the care of cartilage injuries. We expect this core commercial team to be comprised of experienced sales representatives with relevant industry experience in the areas of orthopedic surgery and biologics sales. We may also selectively evaluate commercialization strategies, including partnering, for NeoCart outside of the United States due to challenging economic and reimbursement environments in such markets.

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

Our manufacturing strategy is to own and operate fully integrated cGMP manufacturing operations for the commercial production of NeoCart in the event NeoCart receives FDA approval. Through the end of 2015, we manufactured all the NeoCart implants for our clinical trials and are transitioning the production of the NeoCart components, or critical raw materials, to our facility in Lexington, Massachusetts in order to gain full control over quality, process, supply and costs. We intend to demonstrate the comparability of NeoCart implants made with the new raw materials to the prior implants that we produced with the critical raw materials from third-parties.

We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we will seek to establish them as a secondary source of additional collagen for use in our manufacture of NeoCart in the U.S. We may also seek to collaborate with Collagen Solutions for potential future European manufacturing capabilities for future clinical trials of NeoCart and commercialization, if approved.

NeoCart Manufacturing Process

Our manufacturing process for NeoCart is systematic and organized with specific steps that are tightly controlled. The first step includes receiving a biopsy from the patient’s own cartilage from which cartilage cells can be isolated and expanded in number using segregated cell culture technology at our cGMP manufacturing facility in Waltham, Massachusetts. Once we have achieved an adequate number of cartilage cells, these cartilage cells are placed into a sterile collagen solution provided to us in vials after sterile filtration by a third party contract manufacturer, and then applied to the three-dimensional collagen scaffold. The scaffold, which is currently provided to us by a third party supplier, provides an environment for the NeoCart implant to grow and develop into the form ultimately implanted. The development of the NeoCart implant occurs under controlled conditions in our in our TEP system which exposes the implant to pressure cycles designed to simulate the pressure cycles that cartilage is exposed to in the knee. After development in the TEP system, the implant is placed into a solution that allows further maturation prior to implantation. Once the implant is mature, it is shipped by a third-party to the clinical site for implantation in the patient, which typically occurs within three to five days after the completion of the manufacturing process. The manufacturing cycle time, from receipt of biopsy to delivery of the implant, is approximately six to nine weeks. The range in cycle time is dependent upon the variability in the growth rates of the cells obtained from individual patients.

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

NeoCart Technology and Materials Transfer

Manufacturing of raw materials and components used in the NeoCart supply chain is undergoing a technology transfer from outsourced contract manufacturers, which we used for clinical manufacturing, to our manufacturing facility in Lexington, Massachusetts, which we will use for commercial manufacturing in the event NeoCart is approved by the FDA. This technology transfer extends to the three components of the CT3 bioadhesive—methylated collagen, curing solution and activated PEG—and collagen honeycomb scaffold, which is used in the production of NeoCart. We also plan to transfer production of the collagen raw material used in some of the NeoCart components to our new facility. Sterile filtration and aseptic filling of our sterile collagen solution used in NeoCart production will continue to be performed by a third-party contract manufacturer. We do not anticipate changes to raw materials, components, formulations or properties, nor do we anticipate changes to the NeoCart manufacturing process or finished product specifications as a result of the transfer. As of December 31, 2015, we completed the initial engineering runs and validation studies for the Lexington facility and also finished the last performance qualification manufacturing campaign for collagen. We intend to complete the manufacturing transition of the remaining raw materials including the scaffold component and surgical adhesive in 2017.

Because we are transitioning production of critical raw material and components to our own manufacturing facility for future commercial production, we will be required to demonstrate to the FDA that the raw collagen material and the components manufactured in the new facility are comparable to those that were used previously in clinical studies. In order to implement the technology transfer prior to submission of the BLA, we intend to submit an amendment to the existing Investigational New Drug (IND) application file for FDA pre-approval. Prior to submission of this amendment, we obtained FDA feedback and general agreement with our plans via a formal FDA-Sponsor Type C meeting in December 2014, where we presented technology transfer and comparability plans that included our product test methods, and manufacturing process summaries. Based on internal review, guidance from FDA and a response from the FDA to our type C meeting (which we received in January 2015), we believe our current strategy to generate and provide comparability data to the FDA for review should be sufficient. Should the FDA determine that additional clinical data is required to confirm comparability, we would collaborate with FDA to develop a mutually agreeable plan to be executed prior to submitting the BLA.

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

Purpose exclusively sublicensed to us its rights and obligations under the BWH-Purpose license, as amended from time to time. Under the Purpose-BWH license agreement, BWH granted Purpose an exclusive, royalty-bearing, worldwide, sublicensable license, under its rights in licensed patents and patent applications co-owned by BWH and Purpose, to make, use and sell (1) apparatuses for cultivating a cell or tissue, (2) tissue or cell products made using such apparatuses, (3) tissue or cell products made using processes for cultivating a cell or tissue as disclosed in the licensed patents and patent applications and (4) any apparatus that cultivates cells or tissues using such processes, in each case, whose manufacture, use, or sale is covered by the claims of the licensed patents and patent applications, only for therapeutic use. BWH may terminate this agreement if Purpose, itself or through its sublicensees, does not achieve commercial distribution and sale of the licensed products in the United States by December 31, 2019. In return for extending the termination period through December 31, 2019 pursuant to an amendment effective November 2015, we agreed to pay BWH $50,000 in November 2015 and three annual payments of $30,000 on the anniversary of the effective date of such amendment for the three years thereafter.

Pursuant to our sublicense from Purpose, we are obligated to pay royalties and milestone payments and sublicense payments due on the BWH-Purpose license agreement. We have paid minimum royalty amounts of $180,000 and sublicense payments of $125,000 through December 31, 2015. Purpose agreed to pay BWH a royalty rate in the low single digits of our net sales of licensed products, subject to a minimum of $20,000 annually, until the license agreement terminates or until royalty payments no longer have to be made. Purpose is obligated to make one additional sublicense payment of $25,000 and milestone payments to BWH of (1) $75,000 upon the first patient treated in Phase 3 clinical trials for each licensed product or licensed process and (2) $75,000 upon final FDA approval for each licensed product or licensed process.

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

As a license fee, we issued to Angiotech certain warrants to purchase from us shares of common stock, subject to certain anti-dilution protections. These warrants are no longer outstanding. We paid $1.0 million to Angiotech to make the license grant under the agreement exclusive. In addition, we paid four annual patent fees of $50,000 each as of December 31, 2015. We are also obligated to pay an additional fee of $3.0 million within 30 days after we receive regulatory approval from the FDA for a licensed product. As further consideration for the license, we also agreed to pay royalties at percentage rates of single digits of net sales of NeoCart and certain other products. We were able to reduce royalties from percentage rates of net sales in the double digits to this rate after making revenue share reduction payments that totaled $2.0 million.

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

We paid Stanford $30,000 upon execution of the agreement and, as of December 31, 2015, $414,000 as reimbursement for patent-related costs incurred by Stanford. We are required to pay Stanford a yearly royalty fee of $10,000, which is creditable against earned royalty payments due on net sales of that year. We have paid $140,000 in yearly royalty fees through December 31, 2015. Stanford is also entitled to a low single digit percentage rate of our net sales in royalties. We paid Stanford milestone payments of $35,000 upon issuance of the first licensed patent and $50,000 upon initiation of Phase 1 clinical trials of the licensed product in the first field that requires separate regulatory authority clinical approval. We have paid Stanford a milestone payment of $50,000 upon initiation of Phase 1 clinical trials of the licensed product in other fields that requires separate regulatory authority clinical approval, and are obligated to pay an additional milestone payment of $300,000 upon FDA marketing approval of the first licensed product.

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

The competitive landscape in the field of articular cartilage repair is emerging and has stimulated a substantial amount of interest from companies developing tissue repair solutions. Companies have employed a variety of approaches to meet the goals of cartilage repair. The approaches, which represent the scientific evolution of the field, can be generally categorized in five ways: (1) non-cell-based, such as Arthrosurface’s HemiCAP and Anika’s Hyalofast; (2) uncultured cell-based (with or without scaffold), such as Zimmer’s DeNovo NT, Arthrex’s BioCartilage and Osiris’ Cartiform, distributed exclusively with Arthrex; (3) cultured cell-based (without scaffold), such as Vericel’s Carticel and ISTO’s RevaFlex; (4) cultured cell- and scaffold-based, such as Vericel’s MACI and the Aesculap division of B. Braun Medical’s NovoCart 3D; and (5) cultured cell- and scaffold-based incorporating tissue engineering, such as NeoCart.

For knee cartilage repair and regeneration, the market is large and growing, driven by more knee injuries in an increasingly active population. Worldwide, many products are commercially available, but the majority of these products are currently only available in the EEA, with Carticel, which was approved by the FDA in 1997, whose label restricts it for use in salvage cases, being the only cartilage repair product to gain U.S. approval through a regulated path to market. RevaFlex and NovoCart 3D are in U.S. clinical development, and based on our internal analysis of publicly available information, we believe may be approved in 2023 and 2020, respectively. However, their early clinical data have not been published in highly regarded peer-reviewed journals. Vericel’s MACI has completed European clinical studies and, in January 2016, Vericel submitted a BLA for MACI to the FDA. If approved, MACI would likely be the second FDA approved product to treat cartilage defects in the knee. Although minimally-modified cells such as DeNovo NT, which launched in the United States in 2007, and acellular cartilage matrix products such as Cartiform and Arthrex’s BioCartilage and are available in the United States, their path to market did not require a rigorous regulatory path and their clinical data to date has been sparse and commercial uptake limited. Product-less procedures such as debridement and microfracture continue to dominate the U.S. market.

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

In 1997, the FDA began requiring BLA filing for autologous cellular products and approved the already-marketed Carticel contingent on further clinical trials. In 2000, Carticel’s indication narrowed to second-line therapy for patients with inadequate response to prior treatment. As of December 2011, the FDA requires evidence of clinical efficacy against approved and validated endpoints and standard of care control arm as outlined in their final guidance on the subject of cartilage repair.

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

Employees

As of December 31, 2015, we employed 49 full-time employees, including seven in research and development, nine in clinical development, one in regulatory, 24 in manufacturing and quality control and assurance, and eight in executive, general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements.

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

We commenced our first clinical trial in 2005, and we have a limited operating history developing clinical-stage regenerative medicine products upon which you can evaluate our business and prospects. In addition, besides our current ongoing Phase 3 clinical trial we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, such as regenerative medicine. For example, to execute our current business plan we will need to successfully:

•	execute our research and development strategies, including successfully enrolling and completing our clinical trial program for NeoCart;

•	manufacture NeoCart and constituent products contained in NeoCart for our ongoing Phase 3 clinical trial of NeoCart;

•	complete the transition of the NeoCart raw material manufacturing process to our in-house facilities and satisfy the U.S. Food and Drug Administration (FDA) as to the comparability of such raw materials to those manufactured by third parties for use in our NeoCart clinical trials;

•	secure additional funding as may be needed;

•	obtain required regulatory approvals for the manufacturing and commercialization of NeoCart;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	continue to build and maintain a strong intellectual property portfolio;

•	recruit and retain qualified executive management personnel;

•	build and maintain appropriate research and development, clinical, sales, manufacturing, financial reporting, distribution and marketing capabilities on our own or through third parties;

•	expand potential indications of NeoCart and our regenerative medicine platform;

•	gain broad market acceptance for our product candidates; and

•	develop and maintain successful strategic relationships.

If we are unsuccessful in accomplishing any of these objectives, we may not be able to develop product candidates, raise capital, expand our business or continue our operations.

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $22.8 million in 2014 and $32.0 million in 2015. As of December 31, 2015, we had an accumulated deficit of $165.5 million. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and any future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our operations as a public company. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations.

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

The amount and timing of our future near-term funding requirements will depend on many factors, including:

•	the scope, progress, expansion, costs and results of our NeoCart clinical trials;

•	the scope, timing and costs of manufacturing NeoCart implants for use in our NeoCart clinical trials

•	the timing of and costs associated with obtaining FDA approval of the comparability of the NeoCart raw materials manufactured in our facilities, or in third party facilities at our direction, with the raw materials that were manufactured by third parties for the use in our NeoCart clinical trials;

•	the timing of and costs involved in obtaining NeoCart regulatory approvals;

•	market acceptance of NeoCart following the receipt of regulatory approval, if any;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities associated therewith;

•	the resources we devote to marketing and, if approved, commercializing NeoCart;

•	the scope, progress, expansion and costs of manufacturing NeoCart;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, as we become a public company; and

•	the costs associated with being a public company.

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations and sustain currently projected cash needs through the first quarter of 2017. Our expectations are based on management’s current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs. Our existing cash and cash equivalents will not be sufficient to complete the advanced clinical development of all of our product candidates that would be necessary to support an application for regulatory approval. Accordingly, we will continue to require substantial additional capital. In order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources.

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

We are in the process of completing a technology transfer to transition the manufacturing of certain raw materials and components in the NeoCart supply chain from outsourced contract manufacturers to in-house manufacturing facilities. We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collagen Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever. Therefore, we have engaged Collagen Solutions in order to establish a relationship and work with the FDA as appropriate to complete necessary comparability approvals in advance of commercialization, if ever. We currently have enough of, or access to, these raw materials and components in order to supply our Phase 3 clinical trial through the end of the second quarter of 2016. Our technology transfer for collagen will need to be completed by that time in order to manufacture the supply of raw materials and components to complete the Phase 3 clinical trial and commercialize NeoCart upon FDA approval, if any. This technology transfer extends to the three components of the CT3 bioadhesive—methylated collagen, curing component and activated polyethylene glycol—as well as our collagen source, preparation and collagen honeycomb scaffold, which are used in the production of NeoCart. Although we do not anticipate changes to the raw materials, formulations or properties, nor do we anticipate changes to the NeoCart manufacturing process or finished product specifications as a result of the transfer, we are required to demonstrate to the FDA that the raw materials manufactured in our facility, and which may be manufactured under our direction in third party facilities (including, without limitation, facilities operated by Collagen Solutions) are comparable to the raw materials that were manufactured in the previous contract manufacturers’ facilities. Demonstrating comparability requires evidence that the product is consistent with that produced for the clinical trial to assure that the technology transfer does not affect safety, identity, purity or efficacy during the expansion from pilot scale to full scale production.

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

We are required to identify and enroll a sufficient number of patients that meet inclusion criteria under investigation for NeoCart. We will need to enroll the remaining patients in a timely manner in order to complete the trial. There is a limited patient population from which to draw participants in clinical trials. Due to the need to find patients with few or no concomitant joint disease, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are a limited number of specialized orthopedic surgeons that perform cartilage repair implantation procedures and among physicians who perform such procedures, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of NeoCart. For example, in November 2015 we changed our guidance for the completion of enrollment in the NeoCart Phase 3 clinical trial from June 2016 to June 2017 based on enrollment trends in November 2015 not meeting our expectations. Our ability to enroll patients in our clinical trials is affected by a number of factors including:

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

If we are not successful in commercializing NeoCart, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. Our ability to successfully commercialize NeoCart will depend, among other things, on our ability to:

•	successfully complete and produce NeoCart implants for our clinical trials;

•	produce, through a validated process, NeoCart in quantities sufficiently large to permit successful commercialization;

•	receive marketing approvals from the FDA and similar foreign regulatory authorities;

•	launch commercial sales of NeoCart; and

•	secure acceptance of NeoCart in the medical community and with third-party payors.

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

Unacceptable adverse events caused by NeoCart or any of our future product candidates that we advance into clinical trials could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications and markets. This in turn could prevent us from completing development or commercializing the affected product candidate and generating revenue from its sale.

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

In order to manufacture NeoCart, we operate our own cGMP manufacturing facility in Waltham, Massachusetts for production of NeoCart. We recently completed a facility for our cGMP manufacturing in Lexington, Massachusetts which we plan to further build out to produce key NeoCart raw materials, including CT3 components, collagen and scaffold. While we own the manufacturing process, unforeseen issues or outside influences could impact potential supply. For example:

•	Our facility in Waltham may not meet FDA cGMP standards during the pre-approval inspection necessary for BLA approval, delaying BLA approval and resulting in added cost to mitigate issues identified during inspection.

•

The Lexington, Massachusetts site for production of key raw materials may not receive FDA approval to operate, resulting in delays while we implement improvements necessary to receive approval, leading to delays in the initiation of commercial production. We met with the FDA in December 2014 to obtain preliminary feedback and general acceptance of our raw material transition strategy. Additionally, we have entered into a supply agreement with Collagen Solutions pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. Any raw materials manufactured or handled at facilities operated by Collagen Solutions will similarly need to be approved by the FDA for comparability, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. We currently do not anticipate using any collagen produced by Collage Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever. Therefore, we have engaged Collagen Solutions in order to establish a relationship and work with the FDA as appropriate to complete necessary comparability approvals in advance of commercialization, if ever.

•	The raw material to be produced at our facilities or those of Collagen Solutions under our direction may not be comparable to the raw materials sourced from external vendors for earlier clinical trial work, including the ongoing NeoCart Phase 3 clinical trial, according to our current projected timelines, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. Such delays may impact enrollment of our NeoCart Phase 3 clinical trial and FDA approval, if granted at all.

•	We may not achieve our anticipated production throughput targets, resulting in lower than anticipated capacity, limiting supply of our products, lowering revenue and increasing costs. We may not hit our production cost target for a variety of reasons including increased raw material cost, underestimate of labor requirements, underestimate of capital requirement and other facility, personnel or materials issues that we have not anticipated. Increased costs will adversely impact gross margin achieved by our products.

•	The FDA may not approve implementation of the multi-unit NeoCart reactor or approval may be delayed, which could result in capacity limitation and high unit costs, depending upon the length of the delay.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our and our collaborative partners’ preclinical studies and clinical trials;

•	our ability to recruit and enroll patients for our clinical trials;

•	the efficacy, safety and reliability of our product candidates;

•	the speed at which we develop our product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to manufacture raw materials for use in our clinical trials, including our Phase 3 clinical trial of NeoCart;

•	our ability to protect and develop intellectual property rights related to our products;

•	our ability to maintain a good relationship with regulatory authorities;

•	the timing and scope of regulatory approvals, if any;

•	our ability to commercialize and market any of our product candidates that receive regulatory approval;

•	market perception and acceptance of regenerative medicine products;

•	acceptance of our product candidates by physicians, patients and institutions;

•	the cost to manufacture and price of our products;

•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare; and

•	our ability to manufacture and sell commercial quantities of any approved products to the market.

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

We currently produce materials for clinical trials, including production of NeoCart, at our existing manufacturing facilities in Waltham, Massachusetts, which we have designed and operated to be compliant with FDA, cGMP and the current Good Tissue Practice as and if applicable, requirements. While we believe these facilities provide us with sufficient capacity to meet our expected clinical demand and possibly our initial commercial launch demand, it is possible that the demand for products could exceed our existing manufacturing capacity. It will become necessary or desirable for us to expand our manufacturing capabilities for our regenerative medicine platform in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. If we are unable to meet rising demand for products on a timely basis or unable to maintain cGMP compliance standards, then it is likely that our clients and potential clients will elect to obtain the products from competitors, which could materially and adversely affect the level of our revenues and our prospects for growth.

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

We have incurred $14,000 and $3.1 million as of December 31, 2014 and December 31, 2015, respectively, in connection with our collaboration with Intrexon. In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives of Intrexon and us, future development costs associated this program may be difficult to anticipate and may exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities.

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

Before we can initiate clinical trials in the United States for our product candidates, we need to submit the results of preclinical testing to the FDA as part of an IND application, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol. We may rely in part on preclinical, clinical and quality data generated by contract research organization and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND application, which may lead to additional delays and increase the costs of our preclinical development. Despite the presence of an active IND application for a product candidate, clinical trials can be delayed for a variety of reasons including delays in:

•	identifying, recruiting and training suitable clinical investigators;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites, the terms of which can be subject to extensive negotiation, may be subject to modification from time to time, and may vary significantly among different contract research organizations and trial sites;

•	manufacturing and obtaining sufficient quantities of a product candidate for use in clinical trials, including as a result of transferring the manufacturing of a product candidate to another site or manufacturer or the procurement of critical raw materials required for manufacturing a product candidate;

•	obtaining and maintaining institutional review board or ethics committee approval to conduct a clinical trial at an existing or prospective site;

•	identifying, recruiting and enrolling subjects to participate in a clinical trial; and

•	retaining or replacing participants who have initiated a clinical trial but may withdraw due to adverse events from the therapy, insufficient efficacy, fatigue with the clinical trial process, or personal issues.

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

We have also entered into a supply agreement with Collagen Solutions pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collagen Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever. Therefore, we have engaged Collagen Solutions in order to establish a relationship and work with the FDA as appropriate to complete necessary comparability approvals in advance of commercialization, if ever.

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

Our industry has experienced high turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of our senior management team. The loss of Mr. Gridley or one or more additional executive officers or key employees, could seriously harm our ability to implement our business strategy successfully. While we have entered into employment contracts with each of our executive officers, any of them could leave our employment at any time, as all of our employees are at-will employees. Replacing key personnel and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business, and the transition to any replacement personnel, particularly at the chief executive officer position, may cause or result in:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and related rules, our management will be required to report upon the effectiveness of our internal control over financial reporting. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 for a period of no more than five years. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we need to: upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

We are also subject to complex tax laws, regulations, accounting principles and interpretations thereof. The preparation of our financial statements requires us to interpret accounting principles and guidance and make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our interpretations, estimates and judgments are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for the preparation of our financial statements. U.S. generally accepted accounting principles presentation is subject to interpretation by the SEC, the Financial Accounting Standards Board and various other bodies formed to interpret and create appropriate accounting principles and guidance. In the event that one of these bodies disagrees with our accounting recognition, measurement or disclosure or any of our accounting interpretations, estimates or assumptions, it may have a significant effect on our reported results and may retroactively affect previously reported results. The need to restate our financial results could, among other potential adverse effects, result in us incurring substantial costs, affect our ability to timely file our periodic reports until such restatement is completed, divert the attention of our management and employees from managing our business, result in material changes to our historical and future financial results, result in investors losing confidence in our operating results, subject us to securities class action litigation, and cause our stock price to decline.

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

Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. We anticipate that we will need to retain additional finance capabilities and build our financial infrastructure as we continue to operate as a public company, including complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We continue to improve our financial infrastructure with the retention of additional financial and accounting capabilities, the enhancement of internal control and additional training for our financial and accounting staff.

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

We are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC. We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public reporting company. These areas include corporate governance, corporate control, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Compliance with the various reporting and other requirements applicable to public reporting companies will require considerable time, attention of management and financial resources. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public reporting company on a timely basis.

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

We are increasingly dependent on information technology systems, infrastructure and data.

We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, clinical data, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, as of March 9, 2016, our common stock has traded as low as $1.95 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

•	the delay or failure in initiating, enrolling or completing preclinical studies or clinical trials, or unsatisfactory results of these trials;

•	announcements about us or about our competitors including clinical trial results, regulatory approvals, or new product candidate introductions;

•	developments concerning our current or future development partner, licensors or product candidate manufacturers;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries and the economy as a whole;

•	governmental regulation and legislation;

•	the recruitment or departure of members of our board of directors, management team or other key personnel;

•	changes in our operating results;

•	any changes in the financial projections we may provide to the public, our failure to meet these projections, or changes in recommendations by any securities analysts that elect to follow our common stock;

•	any change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

•	the expiration of market standoff or contractual lock-up agreements;

•	sales or potential sales of substantial amounts of our common stock; and

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares.

In recent months and years, the stock market in general, and the market for pharmaceutical and biotechnological companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of March 10, 2016, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 74.6% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. As of March 10, 2016, we have 13,274,407 outstanding shares of common stock, 1,878,085 of which are beneficially owned by directors, executive officers and other affiliates and will be subject to volume and other limitations under Rule 144 under the Securities Act.

The 1,405,942 shares that are subject to outstanding options as of March 10, 2016 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

Some of our existing security holders have demand and piggyback rights to require us to register with the SEC up to 6,753,970 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates.

We have registered an additional 1,648,334 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, contractual lock-up agreements, or Rule 144 transfer restrictions applicable to affiliates.

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

Our corporate headquarters are currently located in Waltham, Massachusetts, for which we have a lease until December 2017, renewable for two additional five-year terms. We lease approximately 25,472 square feet of office, manufacturing and laboratory space, including 5,700 square feet of cGMP clean room space that is outfitted for NeoCart manufacturing. This facility also houses our quality staff, including quality control testing, necessary to support NeoCart manufacturing. We subleased approximately 7,310 square feet of our facility to a tenant through May 2015, at which time this space was returned for our use. The Waltham facility is expected to be adequate for a potential initial commercial launch of NeoCart in 2018.

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

Additionally, as part of the acquisition of ProChon, we lease approximately 807 square feet of office space in Tel Aviv, Israel. The term of the lease expired on March 31, 2015. As part of the acquisition, we also assumed approximately 1,641 square feet of office space in Woburn, Massachusetts. This lease expires on May 30, 2016.

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

Year ending December 31, 2014	High	Low
Fourth Quarter (beginning December 3, 2014):	$12.97	$10.25

Year ending December 31, 2015	High	Low
First Quarter:	$12.47	$7.04
Second Quarter:	$9.92	$6.01
Third Quarter:	$7.00	$3.91
Fourth Quarter:	$4.97	$2.71

Holders

As of March 10, 2016, there were 12 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart, is being investigated in a Phase 3 clinical trial. NeoCart utilizes various aspects of our regenerative medicine platform to develop an innovative tissue implant intended to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. We have no products that are approved for sale in the United States and currently we are not selling any other products that may be approved for sale in other jurisdictions. NeoCart is based on our regenerative medicine platform, which combines expertise in the following areas:

•	Cell therapy and processing: the handling of a tissue biopsy and the extraction, isolation and expansion of the cells;

•	Biomaterials and Scaffold: three-dimensional biomaterials structures that enable the proper distribution of cells and organize cells in their natural environment to support tissue formation;

•	Tissue engineering: the use of a combination of cells, engineering and biomaterials to improve or replace biological functions; and

•	Bioadhesives: natural, biocompatible materials that act as adhesives for biological tissue and allow for natural cell and tissue infiltration and integration with native cells.

NeoCart is a cartilage-like implant created using a patient’s own cartilage cells through a series of tissue engineering processes.

We have devoted substantially all of our resources to the development of our regenerative medicine platform, the preclinical and clinical advancement of our product candidates, the creation and protection of related intellectual property and the provision of general and administrative support for these operations. We have generated revenue from product sales, collaboration activities and grants prior to 2014. We have funded our operations primarily through the private placement of preferred stock and convertible promissory notes, through commercial bank debt and the proceeds of our initial public offering.

We have incurred net losses in each year since inception. Our accumulated deficit was $165.5 million as of December 31, 2015. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	conduct clinical trials of our product candidates;

•	continue scale up and improvement of our manufacturing processes;

•	continue with the transition of our manufacturing technology transfer;

•	continue our research and development efforts;

•	manufacture preclinical study and clinical trial materials;

•	hire additional clinical, quality control and technical personnel to conduct our clinical trials;

•	hire additional scientific personnel to support our product development efforts;

•	maintain, expand and protect our intellectual property portfolio;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	implement operational, financial and management systems; and

•	hire additional general and administrative personnel to operate as a public company.

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

The consolidated financial statements and following information include the accounts of Histogenics, ProChon and Histogenics Securities Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue

Prior to 2014, we generated collaboration revenue exclusively from a license agreement with AT Grade S.R.L. (AT Grade) for distribution of BioCart in Italy. The agreement included a combination of diligence milestone payments, minimum royalty payments and royalties for commercial activity in Italy. We determined with AT Grade that the licensing agreement was no longer part of our strategic programs. The license agreement was formally terminated in March 2012. We did not recognize any collaboration revenue in 2015 or 2014.

Research and Development Expenses

Research and development expenses consist of development costs associated with our regenerative medicine platform and development programs. These costs are expensed as incurred and include:

•	compensation and employee-related costs;

•	costs incurred under clinical trial agreements with investigative sites;

•	costs to acquire, develop and manufacture preclinical study and clinical trial materials;

•	costs associated with conducting our preclinical, clinical and regulatory activities, including fees paid to third-party professional consultants and service providers;

•	costs for laboratory supplies and laboratory equipment;

•	charges associated with the achievement of certain preclinical and financial milestones pursuant to our licenses for our bioadhesive, and our tissue engineering processor; and

•	facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

For the years ended December 31, 2015 and 2014, we incurred $23.2 million and $26.0 million, respectively, in research and development expenses. Research and development expense for the year ended December 31, 2014 included a $10.0 million one-time, up-front technology access fee as part of our exclusive channel collaboration agreement with Intrexon Corporation (Intrexon). We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our regenerative medicine platform and our initial therapeutic product candidates. Our current planned research and development activities include the following:

•	advancing NeoCart in a Phase 3 clinical trial;

•	continued development work with Intrexon per the terms of the exclusive collaboration agreement;

•	leveraging our regenerative medicine platform to expand into additional therapeutic applications; and

•	expanding and protecting our intellectual property platform.

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

General and Administrative Expenses

For the years ended December 31, 2015 and 2014, we incurred $8.3 million and $6.6 million, respectively, in general and administrative expenses. General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation and travel expenses for our employees in executive, finance and human resource functions. Other general and administrative expenses include facility-related costs and professional fees for directors, accounting and legal services, and expenses associated with obtaining and maintaining patents.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K, we believe the following accounting policies to be most critical to the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Uncertain Income Tax Positions

We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the positions and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. A reconciliation of the beginning and ending pre-tax amounts of uncertain tax positions is as follows:

Tax Positions
(in thousands)
Balance at December 31, 2013	$(2,229)
Reductions based on tax positions related to the period	296

Balance at December 31, 2014	(1,933)
Reductions based on tax positions related to the period	296

Balance at December 31, 2015	$(1,637)

The uncertain tax positions giving rise to the unrecognized tax benefits of $687,000 at December 31, 2015 relate to the timing of certain income and deductions for federal income tax purposes. The reversal of unrecognized tax benefits would not have any impact on the effective tax rate in future periods and are not expected to create cash tax liability upon settlement due to our ability to utilize both pre-change and post-change NOLs to offset their impact.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. We test long-lived assets for impairment at year end or whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized in earnings. The long-lived asset would be written down to the estimated fair value, calculated based on the present value of expected future cash flows. While our current negative cash flows are indicators of impairment, we believe that future cash flows to be received support the carrying value of our long-lived assets.

Impairment of Intangible Assets

We test intangible assets for impairment at year end or whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the intangible assets is less than the carrying amount of such assets, an impairment loss would be recognized in earnings in “impairment of goodwill and intangible assets.” The intangible assets would be written down to the estimated fair value, calculated based on the present value of expected future cash flows. Our intangible assets consist of in-process research and development (IPR&D) obtained through the acquisition of ProChon and the AT Grade license. The results of our annual impairment test as of December 31, 2015 and 2014, indicated a decline in the fair market value of the IPR&D, resulting in an impairment charge of $310,000 and $60,000 for 2015 and 2014, respectively. We also note that as our core focus has been on and will continue to be on the development of NeoCart, there is a risk of further impairment in the near future.

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

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012 and 2013. We have not recorded NOLs that as a result of these restrictions will expire unused. Accordingly, we have recorded NOL carryforwards net of these limitations, which are $3.9 million, $30.5 million, $36.7 million, $47.2 million, $47.2 million and $47.2 million in 2010, 2011, 2012, 2013, 2014, and 2015, respectively.

As of December 31, 2015 and 2014, we had U.S. federal NOL carryforwards of $55.7 million and $31.2, million respectively, which may be available to offset future income tax liabilities and expire at various dates through 2035. As of December 31, 2015 and 2014, we also had U.S. state NOL carryforwards of $55,502 and $31,176, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2035. At December 31, 2015 and 2014, we also had $25,627 and $25,128, respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.

As of December 31, 2015, we have provided a full valuation allowance for deferred tax assets.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We adopted this standard as of December 31, 2015 with prospective application. As a result, we reclassified our deferred tax assets classified as current to noncurrent and our deferred tax liabilities classified as current to noncurrent in our December 31, 2015 consolidated balance sheet.

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

In May 2014, the FASB issued guidance that affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not had any revenue from contracts with customers through December 31, 2015. Our adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Years Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Research and development expenses	$23,243	$26,037
General and administrative expenses	8,266	6,565
Impairment of goodwill and intangible assets	310	60
Other income (expense), net	(205)	9,869

Revenue. Revenue was $0 for the years ended December 31, 2015 and 2014. We do not expect any future revenue until we have successfully completed the development of NeoCart or future product candidates.

Research and Development Expenses. Research and development expenses were $23.2 million for the year ended December 31, 2015 as compared to $26.0 million for the year ended December 31, 2014. The decrease in research and development expenses of $2.8 million is primarily due to the acquisition and expensing of license rights valued at $10.0 million as part of our Exclusive Channel Collaboration Agreement (the ECC) entered into with Intrexon in September 2014, which was partially offset by approximately $2.9 million of increased consulting costs, approximately $1.5 million related to an increase in personnel related costs, approximately $1.2 million in incremental costs related to patient enrollment in the NeoCart Phase 3 clinical trial, approximately $0.6 million in depreciation, approximately $0.5 million of stock based compensation, approximately $0.3 million in recruiting costs and approximately $0.2 million of other costs.

General and Administrative Expenses. General and administrative expenses were $8.3 million for the year ended December 31, 2015 as compared to $6.6 million for the year ended December 31, 2014. The increase in expense of $1.7 million was primarily due to approximately $0.8 million of increased directors’ and officers’ insurance costs, approximately $0.3 million related to an increase in personnel related costs, approximately $0.3 million related to stock-based compensation expense from new option grants, approximately $0.3 million recruiting fees and other costs.

Impairment of Intangible Assets. Impairment of intangible asset was $0.3 million and $60,000 for years ended December 31, 2015 and 2014, respectively. Impairment of IPR&D was identified during our annual impairment testing for the years ended December 31, 2015 and 2014, respectively. The underlying IPR&D is a defensive asset to our core product NeoCart, which we are continuing to focus our efforts. As the projected cashflows of this defensive asset will be less valuable as NeoCart continues its development, we recorded the necessary reduction in the value IPR&D.

Other Income (Expense), Net. Other income (expense), net was $(0.2) million for the year ended December 31, 2015, compared to $9.9 million for the year ended December 31, 2014. The $10.1 million change from other (expense) to other income was primarily due to the periodic fair value adjustments of warrant liability, other liability and net sales distribution payment liability, all of which were settled or terminated upon the closing of our initial public offering.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations through December 31, 2015. Through December 31, 2015, we had an accumulated deficit of $165.5 million and anticipate that we will continue to incur net losses for the next several years.

Through December 31, 2015, we have funded our consolidated operations primarily through the proceeds of our initial public offering, private placement of preferred stock and convertible notes and commercial bank debt. As of December 31, 2015, we had cash and cash equivalents of $30.9 million.

We believe our existing cash and cash equivalents will be sufficient to fund our projected cash needs through the first quarter of 2017. We will require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates. On May 27, 2014, we issued 955,565 shares of our Series A-1 Preferred Stock for net proceeds of $10.3 million in cash. On December 3, 2014 we completed our initial public offering whereby we sold 5,909,091 shares of our common stock for net proceeds of $56.5 million in cash.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	December 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	(30,034)	(17,938)
Net cash used in investing activities	(1,949)	(3,321)
Net cash provided by financing activities	4,371	71,052

Net increase (decrease) in cash and cash equivalents	(27,612)	49,793

In 2014, we incurred a $10.0 million up-front technology access fee in the form of a non-cash convertible promissory note to Intrexon as part of the ECC. The convertible promissory note accrued interest at a rate of 6% per annum. The convertible promissory note and accrued interest converted into 918,206 shares of our common stock in connection with our initial public offering.

Operating Capital Requirements

Historically, we have generated minimal product revenue from therapeutic product sales of BioCart in Israel. In 2011, we suspended sales of BioCart in the Israeli market for strategic reasons. We do not know when, or if, we will generate any future revenue from therapeutic product sales. We do not expect to generate significant revenue from therapeutic product sales unless and until we obtain regulatory approval of and commercialize NeoCart or our future product candidates. We anticipate that we will continue to incur losses for the next several years, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for NeoCart and our future product candidates, and begin to commercialize any approved products. We are subject to all risks incident to the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•	the timing and costs associated with our manufacturing technology transfer;

•	the timing and costs associated with manufacturing NeoCart and our future product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;

•	the number and characteristics of product candidates that we pursue;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to expand our research and development activities, including our need and ability to hire additional employees;

•	our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;

•	the effect of competing technological and market developments; and

•	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Operating Activities

Cash used in operating activities increased $12.1 million to $30.0 million for the year ended December 31, 2015 from $17.9 million for the year ended December 31, 2014. During the year ended December 31, 2015, the net cash used for operating activities of $30.0 million consisted primarily of our net loss of $32.0 million adjusted for non-cash items including the change in fair value of warrants, a $0.8 million decrease in operating assets and liabilities, $1.2 million in stock-based compensation, a $0.3 million decrease in deferred rent and lease incentive, $1.6 million in depreciation, warrant expense of $11,000 and $0.3 million in the impairment of intangible assets. During the year ended December 31, 2014, the net cash used for operating activities of $17.9 million consisted primarily of our net loss of $22.8 million adjusted for non-cash items including the change in fair value of warrants, the other liability and net sales distribution payment liability of $10.0 million partially offset by a $10.1 million non-cash up front fee for the note payable to Intrexon, including interest, a $2.9 million increase in operating assets and liabilities, $0.5 million in stock-based compensation, a $0.5 million increase in deferred rent and lease incentive, $0.7 million in depreciation and $60,000 in the impairment of intangible assets.

Investing Activities

Cash used in investing activities decreased $1.4 million to $1.9 million for the year ended December 31, 2015 from $3.3 million for the year ended December 31, 2014. The difference was primarily related to a reduction in purchases of property and equipment.

Financing Activities

Cash provided by financing activities decreased $66.7 million to $4.4 million for the year ended December 31, 2015 from $71.1 million for the year ended December 31, 2014. During the year ended December 31, 2015, we received net proceeds of $4.7 million from the partial exercise of the underwriters’ overallotment option as part of our initial public offering, partially offset by the payment on our equipment line of credit of $0.4 million. During the year ended December 31, 2014, we sold 955,565 shares of our Series A-1 Preferred Stock for an aggregate purchase price of $10.3 million to existing investors, received $1.0 million in proceeds from bridge financing, proceeds of $1.8 million from borrowings under our equipment term loan and completed our initial public offering for net proceeds of $60.5 million, net of the underwriters’ fee. These proceeds were partially offset by costs associated with our initial public offering of $2.5 million.

Loan and Security Agreements

Equipment Loan

In July 2014, we entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.75 million through March 31, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest commencing six months following the date of the draw with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw, as published in the Wall Street Journal. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit.

In accordance with the terms of the equipment line of credit, we issued a warrant to Silicon Valley Bank in July 2014 to purchase 6,566 shares of our common stock at an exercise price per share of $7.99.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of December 31, 2015 and 2014, $1.3 million and $1.8 million, respectively, of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page 90 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” for the Company, as that term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurances and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item regarding our directors, including the audit committee and audit committee financial experts, and executive officers corporate governance, our code of conduct and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended December 31, 2015 (2016 Proxy Statement) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and directors independence will be included in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

3.	Exhibits. We have filed, or incorporated into this annual report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the consolidated financial statements of this annual report on Form 10-K.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on March 10, 2016.

HISTOGENICS CORPORATION

By:	/s/ Adam Gridley
Adam Gridley, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Gridley Adam Gridley	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2016

/s/ Jonathan Lieber Jonathan Lieber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2016

/s/ Garheng Kong, M.D., Ph.D. Garheng Kong, M.D., Ph.D.	Chairman of the Board of Directors	March 10, 2016

/s/ Joshua Baltzell Joshua Baltzell	Director	March 10, 2016

/s/ David Gill David Gill	Director	March 10, 2016

/s/ John H. Johnson John H. Johnson	Director	March 10, 2016

/s/ Michael Lewis Michael Lewis	Director	March 10, 2016

/s/ Kevin Rakin Kevin Rakin	Director	March 10, 2016

Histogenics Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Histogenics Corporation

We have audited the accompanying consolidated balance sheets of Histogenics Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, convertible redeemable preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Histogenics Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 10, 2016

Histogenics Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$30,915	$58,527
Prepaid expenses and other current assets	321	796

Total current assets	31,236	59,323
Property and equipment, net	5,213	4,878
Intangible asset, net	200	510
Noncurrent deferred tax assets, net	—	651
Restricted cash	137	137

Total assets	$36,786	$65,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,253	$4,886
Accrued expenses	1,444	1,676
Accrued expenses due to Intrexon (Note 6)	1,546	7
Current portion of deferred rent	126	219
Current portion of deferred lease incentive	407	407
Current portion of equipment loan	583	405

Total current liabilities	6,359	7,600
Deferred rent, long-term	451	379
Deferred lease incentive, long-term	1,017	1,318
Equipment loan, long-term	761	1,345
Noncurrent deferred tax liabilities, net	—	651

Total liabilities	8,588	11,293

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; authorized shares—100,000,000 at December 31, 2015 and 2014; 13,273,470 shares issued and outstanding at December 31, 2015 and 12,755,012 shares issued and outstanding at December 31, 2014	132	127
Additional paid-in capital	193,631	187,620
Accumulated deficit	(165,565)	(133,541)

Total stockholders’ equity	28,198	54,206

Total liabilities and stockholders’ equity	$36,786	$65,499

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year ended December 31,
	2015	2014
Revenue	$—	$—
Operating expenses:
Research and development	23,243	26,037
General and administrative	8,266	6,565
Impairment of intangible asset	310	60

Total operating expenses	31,819	32,662

Loss from operations	(31,819)	(32,662)
Other income (expense):
Interest expense, net	(133)	(151)
Other (expense) income, net	(72)	13
Change in fair value of warrant liability, other liability and net sales distribution payment liability	—	10,007

Total other (expense) income, net	(205)	9,869

Net loss	$(32,024)	$(22,793)

Earnings (loss) attributable to common stockholders—basic and diluted (Note 3)	$(32,024)	$(10,510)

Earnings (loss) per common share—basic and diluted (Note 3):	$(2.42)	$(6.85)

Weighted-average shares used to compute earnings per common share—basic and diluted (Note 3):	13,231,126	1,534,108

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series A Convertible Redeemable Preferred Stock $0.01 Par Value		Series A-1 Convertible Redeemable Preferred Stock $0.01 Par Value		Class A Common Stock $0.01 Par Value		Restricted Stock $0.01 Par Value		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,647,350	$42,617	955,568	$14,454	582,246	$6	11,795	$—	$35,188	$(110,748)	$(75,554)
Issuance of Series A-1 convertible redeemable preferred stock, net of issuance costs of $10	—	—	955,565	13,834	—	—	—	—	(3,520)	—	(3,520)
Issuance of warrant as part of the consideration for an equipment line of credit in July 2014	—	—	—	—	—	—	—	—	51	—	51
Vesting of restricted stock	—	—	—	—	3,302	—	(3,302)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	547	—	547
Exercise of common stock options	—	—	—	—	33,988	—	—	—	26	—	26
Conversion of preferred and accrued dividends into common stock	(2,647,350)	(42,617)	(1,911,133)	(28,288)	5,158,407	52	—	—	70,853	—	70,905
Conversion of notes payable into common stock	—	—	—	—	1,009,115	10	—	—	11,090	—	11,100
Settlement of the Other Liability through the conversion of warrants net settled into common stock and the issuance of common stock	—	—	—	—	50,370	—	—	—	1,102	—	1,102
Extinguishment of Net Sales Distribution Payment Liability redemption provision	—	—	—	—	—	—	—	—	15,803	—	15,803
Issuance of common stock from initial public offering, net of underwriting fees and issuance costs of $8,461	—	—	—	—	5,909,091	59	—	—	56,480	—	56,539
Net loss	—	—	—	—	—	—	—	—	—	(22,793)	(22,793)

Balance at December 31, 2014	—	—	—	—	12,746,519	127	8,493	—	187,620	(133,541)	54,206
Issuance of common stock from overallotment, net of underwriting fees and issuance costs of $377	—	—	—	—	465,000	5	—	—	4,733	—	4,738
Issuance of warrant as part of the consideration for the consulting related to financial support services in March 2015	—	—	—	—	—	—	—	—	11	—	11
Vesting of restricted stock	—	—	—	—	3,303	—	(3,303)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,228		1,228
Exercise of common stock options	—	—	—	—	53,458	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	—	—	(32,024)	(32,024)

Balance at December 31, 2015	—	$—	—	$—	13,268,280	$132	5,190	$—	$193,631	$(165,565)	$28,198

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,024)	$(22,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,614	726
Deferred rent and lease incentive	(322)	541
Impairment of intangible asset	310	60
Stock-based compensation	1,228	547
Warrant expense	11	—
Non-cash up front fee for note payable to Intrexon, including interest	—	10,100
Change in fair value of liabilities	—	(10,007)
Amortization of deferred financing costs	—	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	475	(226)
Other non-current assets	—	402
Accounts payable	(2,633)	2,026
Accrued expenses	(232)	648
Accrued expenses due to Intrexon	1,539	—

Net cash used in operating activities	(30,034)	(17,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,949)	(3,321)

Net cash used in investing activities	(1,949)	(3,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from IPO, net of underwriters’ fee of $4,550	—	60,450
Proceeds from overallotment, net of issuance costs	4,738	—
Proceeds from bridge financing	—	1,000
Borrowings under equipment term loan	—	1,750
Payment on equipment term loan	(406)	—
Issuance of Series A-1 preferred stock, net of issuance costs of $73	—	10,314
Costs associated with Initial Public Offering	—	(2,488)
Proceeds from the exercise of common stock options	39	26

Net cash provided by financing activities	4,371	71,052

Net (decrease) increase in cash and cash equivalents	(27,612)	49,793
Cash and cash equivalents—Beginning of period	58,527	8,734

Cash and cash equivalents—End of period	$30,915	$58,527

Supplemental disclosure of Cash Flow Information:
Cash paid for taxes	$79	$2

Cash paid for interest	$94	$18

Supplemental disclosure of noncash investing and financing activities:
Conversion of preferred stock into common stock upon closing of IPO	$—	$70,905

Conversion of convertible notes payable and accrued interest into common stock upon closing of IPO	$—	$11,100

Conversion of warrants, net settled, into common stock upon closing of IPO	$—	$490

Settlement of Other Liability into common stock upon closing of IPO	$—	$612

IPO closing costs included in accounts payable and accrued expenses	$—	$1,014

Warrant issued in connection with an equipment term loan (Note 10)	$—	$51

Issuance of a note payable to Intrexon as consideration for license rights	$—	$10,000

Extinguishment of Net Sales Distribution Payment Liability redemption feature	$—	$15,803

Adjustment to fair value of Series A-1 Preferred Stock related to the third closing (Note 11)	$—	$3,520

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

On December 18, 2014, the Company formed a wholly owned subsidiary, Histogenics Securities Corporation, under the laws of the Commonwealth of Massachusetts.

Since its inception, the Company has devoted substantially all of its efforts to product development, recruiting management and technical staff, raising capital, starting up production and building infrastructure and has not generated revenues from its planned principal operations. Expenses have primarily been for research and development and administrative costs.

The Company is subject to a number of risks. The developmental nature of its activities is such that significant inherent risks exist in the Company’s operations. Principal among these risks are the successful development of therapeutics, successfully enrolling patients in our clinical trials in a timely manner, ability to obtain adequate financing, obtaining regulatory approval for any of our product candidates in any jurisdiction, compliance with government regulations, protection of proprietary therapeutics, fluctuations in operating results, dependence on key personnel and collaborative partners, adoption of the Company’s products by the physician community, rapid technological changes inherent in the markets targeted, and substitute products and competition from larger companies.

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. The amounts reclassified impact research and development expenses and general and administrative expenses for the year ended December 31, 2014.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards, estimated useful lives of fixed assets and intangible assets. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Information about the Company’s operations in different geographic regions is presented in the tables below:

	As of December 31,
	2015	2014
Long-lived assets:
United States	$5,204	$4,866
Israel	9	12

Total long-lived assets	$5,213	$4,878

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

Level 3 valuations are for instruments that are not traded in active markets or are subject to transfer restrictions and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. There were no Level 3 financial assets at December 31, 2015 and 2014.

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no assets or liabilities classified as Level 1, Level 2, or Level 3 as of December 31, 2015 and 2014 other than the money market fund described in the “Cash and Cash Equivalents” section below and there were no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis.

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2015 and 2014.

The Company had liabilities classified as Level 3 prior to December 31, 2014 that were measured by management at fair value on a quarterly basis as described in Note 9.

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

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis. As of December 31, 2015 and 2014, the carrying amount of cash and cash equivalents was $30,915 and $58,527, respectively, which approximates fair value and was determined based upon Level 1 inputs. Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 and had a balance of $25,764 and $49,750 as of December 31, 2015 and 2014, respectively, shown in the table below.

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
Money market	$25,764	$25,764	$—	$—

	$25,764	$25,764	$—	$—

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Money market	$49,750	$49,750	$—	$—

	$49,750	$49,750	$—	$—

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Property and Equipment

Property and equipment are recorded at historical cost. Costs for capital assets not yet placed into service are capitalized as construction in progress, and will be depreciated in accordance with the below guidelines once placed into service. Maintenance and repair costs are expensed as incurred. Costs which materially improve or extend the lives of existing assets are capitalized. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Lives
Office equipment	3 to 5 years
Laboratory equipment	3 to 5 years
Leasehold improvements	Shorter of the remaining lease term or useful life

Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the consolidated statements of operations.

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

Intangible Asset

As of December 31, 2015 and 2014, the Company’s intangible asset consists of acquired in-process research and development (“IPR&D”) obtained through the acquisition of ProChon. IPR&D represents the fair value assigned to research and development assets that have not been completed at the date of acquisition. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D were adjusted based on the probability of success of developing a new product. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.

IPR&D is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the fair value using the same

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

methodology as described above. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then an impairment charge is taken and the intangible asset is written-down to its fair value. For the years ended December 31, 2015 and 2014, the Company determined that there was impairment of its IPR&D of $310 and $60 respectively. The Company performed its annual impairment test of its IPR&D as of December 31, 2015 and 2014 using an income approach, including a discount rate of 13%, applied to probability-adjusted after-tax cash flows. The Company believes that the assumptions are representative of those a market participant would use in estimating the fair value of the IPR&D. The Company notes that the pursuit of the underlying IPR&D has been delayed because the Company’s core focus has been on the development of NeoCart so, there is a risk of further impairment in the near future.

Intangible asset, net of accumulated impairment charges, are summarized as follows:

	As of December 31, 2015			As of December 31, 2014
	Cost	Accumulated Impairment	Net Book Value	Cost	Accumulated Impairment	Net Book Value
IPR&D	$630	$(430)	$200	$630	$(120)	$510

	$630	$(430)	$200	$630	$(120)	$510

Initial Public Offering Costs

The Company deferred direct incremental costs attributable with the IPO of its common stock prior to the closing of the IPO. These costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of its common stock. Upon completion of the IPO, $3,911 of IPO costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds. As of December 31, 2014, the Company had paid $2,897 with the remaining $1,014 included in accounts payable in the consolidated balance sheet. This amount was subsequently paid in 2015.

Restricted Cash

Restricted cash represents cash held in a depository account at a financial institution to collateralize a conditional stand-by letter of credit related to the Company’s Lexington, Massachusetts facility lease agreement. Restricted cash is reported as non-current unless the restrictions are expected to be released in the next twelve months.

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

Convertible Redeemable Preferred Stock

The Company had classified convertible redeemable preferred stock that was redeemable outside of the Company’s control outside of permanent equity. The Company recorded such redeemable preferred stock at fair value upon issuance, net of any issuance costs or discounts, and the carrying value was increased by periodic

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

accretion to its redemption value up to the date the preferred stock was determined to be redeemable. In the absence of retained earnings these accretion charges are recorded against additional paid in capital, if any, and then to accumulated deficit. All preferred stock was converted to common stock at the IPO date of December 3, 2014.

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

Revenue Recognition

The Company’s revenue had principally consisted of BioCart product revenue in Israel, collaboration revenue from a license agreement with AT Grade and government grant funding received from the Internal Revenue Service (“IRS”) as a qualifying therapeutic discovery project (“QTDP”) credit pursuant to the Patient Protection and Affordable Care Act. The Company’s license and collaboration agreement contains multiple elements, all of which are accounted for as collaboration revenue. The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence that an agreement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company did not recognize any collaboration, product, or grant revenue for the years ended December 31, 2015 and 2014.

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

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Collaboration Arrangements

Costs reimbursed to a collaborator for work that it performs are recorded as research and development expenses. These reimbursements can include research and development expenses, payments for work performed, or a milestone for which a payment is due, the reimbursements or development milestone achievement are recorded as research and development expense.

In September 2014, the Company entered into a collaboration agreement with Intrexon Corporation (“Intrexon”) for the development and commercialization of allogeneic cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans, utilizing Intrexon’s proprietary technology (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, the Company is responsible for the costs of development and commercialization, with some exceptions. Refer to Note 8, Related Party Convertible Promissory Notes for details and terms regarding a $10,000 convertible promissory note issued to Intrexon as part of this agreement, and Note 15, Related Parties for further details on all terms, conditions and exceptions of this collaboration.

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

For stock option grants with performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. The Company did not issue any performance-based awards with market conditions from its inception through December 31, 2014. The Company issued performance-based awards in 2015.

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company prospectively adopted this guidance in the fourth quarter of 2015, which resulted in the removal of gross deferred tax assets and liabilities from the Company’s consolidated balance sheet. The net impact was zero and the prior period was not retrospectively adjusted.

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

In June 2014, the FASB issued guidance requiring when there is a performance target that affects vesting of equity awards granted and could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance on stock-based compensation, as it relates to such awards. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

or modified awards thereafter, with the cumulative effect of applying this guidance as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company issued performance-based awards during the year ended December 31, 2015. The Company’s adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not had any revenue from contracts with customers from its inception through December 31, 2015. The Company’s adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

3.	EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per common share are calculated as follows:

	Year Ended December 31,
	2015	2014
Numerator:
Net loss	$(32,024)	$(22,793)
Extinguishment of Net Sales Distribution Payment Liability redemption provision	—	15,803
Adjustment to fair value of Series A-1 Preferred Stock (Note 11)	—	(3,520)

Earnings (loss) attributable to common stockholders—basic and diluted	$(32,024)	$(10,510)

Denominator:
Weighted-average number of common shares used in earnings (loss) per share—basic and diluted	13,231,126	1,534,108

Earnings (loss) per share—basic and diluted	$(2.42)	$(6.85)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	As of December 31,
	2015	2014
Restricted stock and options to purchase common stock	1,227,957	546,176
Warrants exercisable into common stock	166,403	162,704

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

The necessary conditions were met upon the closing of the Company’s IPO on December 8, 2014 resulting in the net exercise of warrants into 44,531 shares of the Company’s common stock and settlement of the Other Liability through the transfer of shares from the Company’s investors. The closing of the Company’s IPO also resulted in the conversion of the Company’s redeemable preferred stock and dividends into 5,158,407 shares of the Company’s common stock. The table above does not include the preferred stock and warrants of 4,558,483 and 47,898 that were converted and exercised during the year ended December 31, 2014.

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vests and becomes exercisable in monthly installments over 24 months beginning March 31, 2015. The warrant expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2015 the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares. The remaining 3,699 shares are vested and exercisable on December 31, 2015.

The Company issued equity-classified warrants on July 20, 2012 and July 9, 2014 which are immediately exercisable into 161,977 and 6,566 shares of common stock. The warrants issued on July 20, 2012 are included in the table above for the year ended December 31, 2014, as they would be anti-dilutive for that period. Of the warrants issued on July 20, 2012, 5,839 of the warrant shares were surrendered on December 3, 2014 when the Company completed its IPO The remaining 156,138 warrants issued on July 20, 2012 remained outstanding as of December 31, 2015 along with the warrants issued on July 9, 2014 which both are included in the table above for the years ended December 31, 2015 and 2014 as they would be anti-dilutive for the period. See Note 10, Non-Recurring Fair Value Measurements, for additional details.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2015	2014
Deposits	$67	$505
Undelivered laboratory and office equipment	17	78
Insurance	42	67
Other current assets	195	146

Prepaid expenses and other current assets	$321	$796

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2015	2014
Office equipment	$539	$467
Laboratory equipment	4,337	2,978
Leasehold improvements	7,683	7,503
Construction in progress	547	270
Software	96	35

Total property and equipment	13,202	11,253
less: accumulated depreciation	(7,989)	(6,375)

Property and equipment, net	$5,213	$4,878

Depreciation expense related to property and equipment amounted to $1,614 and $726 for the years ended December 31, 2015 and 2014, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2015	2014
Accrued compensation	$758	$814
Accrued clinical expenses	138	384
Accrued fees for technology transfer agreement	—	350
Accrued other	548	128
Accrued expenses due to Intrexon	1,546	7

Total accrued expenses	$2,990	$1,683

On April 15, 2014, the Company entered into a technology transfer agreement with a collagen manufacturer for a non-exclusive, non-transferable, non-sublicensable perpetual, irrevocable, worldwide, royalty-free right and license to use its proprietary process to make Type 1 bovine collagen. Pursuant to the agreement, the Company paid fees of $400 and will pay additional fees totaling $350. In addition, the Company has agreed to reimburse the collagen manufacturer for mutually agreed upon expenses in connection with such technology. This agreement will remain in effect until either party provides written notice to terminate the agreement.

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and research facilities in Waltham, Massachusetts under a non-cancellable operating lease, which expires in 2017. Terms of the agreement provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses. In January 2014, the Company entered into an agreement to sublease an additional facility in Waltham, Massachusetts. The term of the sublease extended from February 1, 2014 through July 30, 2015. In June 2014, the Company entered into a lease agreement to rent a facility in

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Lexington, Massachusetts. The commencement date of the lease was July 9, 2014 with a term that extends through June 1, 2023. Terms of the lease agreement provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of operating expenses. The Company’s wholly-owned subsidiary, ProChon, leases a facility in Woburn, Massachusetts which expires in 2016.

Aggregate minimum annual lease commitments of the Company under its non-cancellable operating leases as of December 31, 2015 are as follows:

For the Year Ended December 31,
2016	$2,272
2017	2,266
2018	754
2019	586
2020	596
Thereafter	1,534

Total minimum lease payments	$8,008

Rent expense under operating lease agreements amounted to approximately $1,116 and $900 for the years ended December 31, 2015 and 2014, respectively.

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

As an inducement to enter into its Lexington facility lease, the lessor agreed to provide the Company with a construction allowance of up to $996 towards the total cost of tenant improvements. A portion of the tenant improvements was under construction as of December 31, 2014, and the Company has recorded these costs as construction in progress within property and equipment, net, with the corresponding liability in accounts payable. The construction in progress was fully completed at December 31, 2015. The completed portion is recorded within leasehold improvements and included as a deferred lease incentive liability in the consolidated balance sheet. Rent expense is recognized on a straight-line basis over the term of the lease and is reduced by the construction allowance.

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development.

Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of December 31, 2015, the Company has paid an aggregate $3,200 in commercialization milestones under the terms of the Hydrogel License Agreement, which has been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3,000 payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of December 31, 2015, the Company has paid an aggregate $709 in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of December 31, 2015, the Company has paid an aggregate $941 over the term of the Sub-License Agreement in royalty and sub-license payments under the terms of the Sub-License Agreement, which was recorded to research and development expense in the condensed consolidated statements of operations.

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

In addition to the above, the Company’s future commitments under the terms of the Original Agreement and Sub-License Agreement include:

•	A minimum non-refundable annual royalty fee of $20, for the life of the license;

•	$200 in potential milestone payments; and

•	Low single digit royalties on net sales of a licensed product

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

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system, which is expected to allow the Company to add additional manufacturing capacity for its current NeoCart production process. Pursuant to the agreement, the Company has made payments of $377 with a remaining $190 due upon the Company’s acceptance of the system, which is expected in 2016.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. Pursuant to the agreement, starting 12 months after entering into the agreement, the Company will be required to order a minimum amount of material and/or services totaling $150 from the Supplier in each calendar year until the expiration of the initial term of the agreement. The Company is also committed to pay a non-refundable payment totaling $123 by the end of 2015. As of December 31, 2015, the Company has paid an aggregate $93 under the terms of the agreement. Payment of the remaining amount of $30 is expected to be paid in 2016 per agreement with the supplier, which has been recorded to research and development expense as of December 31, 2015.

8.	RELATED PARTY CONVERTIBLE PROMISSORY NOTES

On September 30, 2014, as part of the exclusive channel collaboration agreement with Intrexon (the “ECC”), the Company issued a promissory note to Intrexon in the amount of $10,000. The promissory note bore interest at 6.0% per annum. All principal and accrued interest was due and payable on the earliest to occur of the IPO, the maturity date of September 30, 2015, or the closing of a deemed liquidation event. The Company could elect to make payment either in cash or shares of the Company’s common stock in the event of an IPO or the closing of a deemed liquidation event. The note was classified in short term liabilities in the consolidated balance sheet until it was converted with the accrued interest, upon completion of the Company’s IPO on December 3, 2014, into 918,206 shares of the Company’s common stock.

In November 2014, the Company authorized the issuance of convertible promissory notes to certain of its existing stockholders in a principal amount of up to $2,500 as part of a bridge financing. The notes were convertible into shares of common stock of the Company, or cash, as specified, upon the earliest to occur of: (i) September 30, 2015; (ii) the IPO; and (iii) the closing of a corporate transaction, as defined therein. The convertible promissory notes accrued interest at a rate of 6% per annum. On November 6, 2014, $1,000 of notes were issued to, and cash was received from, an existing stockholder. The note was classified in short term liabilities in the consolidated balance sheet until it was converted, upon completion of the Company’s IPO into 90,909 shares of the Company’s common stock.

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

On October 14, 2014, the Company entered into an amended and restated royalty agreement with the Royalty Recipients which provided for a redemption provision of the net sales royalty payment to be terminated upon the closing of the Company’s IPO (the “A&R Royalty Agreement”). As the A&R Royalty Agreement was entered into directly as a result of the investors’ interest in the Company as stockholders, the change in value of the net sales payment liability of $15,803 was recorded to additional paid-in-capital and was also treated as an addition of earnings attributable to common stockholders in the calculation of net income (loss) per share. On December 3, 2014, the Company completed its IPO and the redemption provision was terminated. The net sales distribution payment of 3% remains in place.

Fair Value Methodology

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs at December 31, 2014:

Year Ended December 31,
2014
Beginning balance	$26,912
Change in fair value of Net Sales Distribution Payment Liability	(10,007)
Extinguishment of liabilities	(16,905)

Ending balance	$—

Significant increases (decreases) in the significant unobservable inputs used in the fair value measurement of the level 3 liabilities would result in a significantly higher (lower) fair value measurement.

10.	NON-RECURRING FAIR VALUE MEASUREMENTS

Affiliates of an Advisor Warrant

In connection with the issuance of the Series A Preferred on July 20, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately upon issuance and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants as of July 20, 2012 was estimated using the OM with the following inputs: (a) risk-free interest rate of 0.22%; (b) implied volatility of the Company’s common stock of 99%; and (c) the expected term to a liquidity event of 1.7 years. The fair value of the warrants as of July 20, 2012 was $117, which was recorded as a reduction to Series A Preferred and a credit to additional paid-in capital. On December 3, 2014, the Company completed its IPO and warrants for

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

5,839 shares of common stock were surrendered to partially settle the Other Liability and common stock was issued by the Company to Purpose, Co. for the warrant shares surrendered. As of December 31, 2015 and 2014, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 are outstanding.

Equipment Loan

On July 9, 2014, the Company entered into a loan and security agreement with Silicon Valley Bank for a loan to purchase equipment. The amount of the loan is $1,750 and bears interest at prime plus 2.75% or (6.00% at December 31, 2014) and is payable in equal monthly installments over 36 months beginning six months after the funding dates, which ranged from August 2014 to November 2014.

The Company granted Silicon Valley Bank a warrant to purchase 6,566 shares of common stock at a per share exercise price of $7.99. The warrant is exercisable, in whole or in part, immediately upon issuance and may be exercised on a cashless basis and expires on the tenth anniversary of issuance. The fair value of the warrant as of July 9, 2014 was estimated at $51 with the following inputs: (a) risk-free interest rate of 2.58%; (b) implied volatility of the Company’s common stock of 87%; (c) the expected term of 10 years. The fair value of the warrant was recorded as a debt issuance cost with a corresponding credit to additional paid-in capital. At December 31, 2015, the warrant to purchase 6,566 shares remains outstanding.

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

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Immediately following the extinguishment, 2,647,350 shares of the Series A Preferred were reissued (without the right to the 2% net sales distribution payment) and recorded at their fair value of $42,617 or $16.10 per share. The 955,568 shares of Series A-1 Preferred were recorded at their fair value of $14,454 or $15.13 per share. The redemption feature relating to the new 3% net sales distribution payment was initially accounted for as a freestanding financial instrument, was recorded at its fair value of $13,100 as a long-term liability in 2014. As part of the extinguishment, the Company recorded a reduction of additional paid-in capital of $28,000, representing the difference between the extinguished carrying value of Series A Preferred of $31,910 and the fair value of the net consideration transferred to stockholders of $59,910. The $28,000 is also treated as a reduction of earnings attributable to common stockholders in the calculation of net income (loss) per share.

On October 14, 2014, the Company entered into an amended and restated royalty agreement with the Royalty Recipients which provided for redemption provision of the net sales royalty payment to be terminated upon the closing of the Company’s IPO (the “A&R Royalty Agreement”). As the A&R Royalty Agreement was entered into directly as a result of the investors’ interest in the Company as stockholders, the change in value of the net sales payment liability of $15,803 was recorded to additional paid-in-capital and was also treated as an addition of earnings attributable to common stockholders in the calculation of net income (loss) per share. On December 3, 2014, the Company completed its IPO and the redemption provision of the net sales royalty payment was terminated.

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

In December 2014, in connection with the completion of the IPO, the Company completed the conversion of all outstanding shares of the Company’s convertible redeemable preferred stock into 5,158,407 shares of common stock.

Common Stock

The holders of shares of common stock are entitled to one vote per share. The holders of shares of common stock are not entitled to receive dividends, unless declared by the Company’s board of directors out of legally available funds, if ever.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock:

As of December 31, 2015
Vesting of restricted stock	5,191
Options to purchase common stock	1,222,767
Common stock warrants (equity)	166,403

Total	1,394,361

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Convertible Redeemable Preferred Stock

The Company had issued several series of convertible redeemable preferred stock. From and after the date of issuance of any shares of convertible preferred stock, dividends accrued at a rate of eight percent (8.0%) per annum payable in cash or shares at the option of the holder, when and as declared by the Company’s board of directors. As of December 31, 2014, no dividends had been declared or paid. The Company had recorded cumulative accrued dividends for the convertible preferred stock of $3,307 as of December 31, 2013. Upon the closing of the IPO on December 3, 2014, all of the outstanding shares of the Company’s convertible redeemable preferred stock and accrued dividends were converted into 5,158,407 shares of its common stock. As of December 31, 2014, the Company does not have any convertible redeemable preferred stock issued or outstanding. The following describes each series of convertible redeemable preferred stock previously issued.

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

As noted in Note 9, Warrants, Other Liability, and Net Sales Distribution Payment Liability, on October 14, 2014, the Company entered into an amended and restated royalty agreement with the Royalty Recipients which provided for redemption provision of the net sales royalty payment to be terminated upon the closing of the Company’s IPO (the “A&R Royalty Agreement”). As the A&R Royalty Agreement was entered into directly as a result of the investors’ interest in the Company as stockholders, the change in value of the net sales payment liability of $15,803 was recorded to additional paid-in-capital and was also treated as an addition of earnings attributable to common stockholders in the calculation of net income (loss) per share. On December 3, 2014, the Company completed its IPO and the redemption provision of the net sales royalty payment was terminated. The net sales distribution payment of 3% remains in full force and effect.

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

2013 Equity Incentive Plan

The Company’s board of directors adopted the 2013 Plan in November 2013 which the stockholders approved in October 2014. Under the 2013 Plan, 518,327 shares of common stock are authorized for issuance to employees, directors, consultants and advisors of the Company as of December 31, 2014, for which no awards have been granted. The 2013 Plan provides for the grant of incentive stock options, non-statutory stock options, rights to purchase restricted stock, stock appreciation rights and stock units. In connection with the issuance of restricted common stock, the Company maintains a repurchase right and shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2013 Plan is ten years. The number of shares reserved for issuance under the 2013 Plan will be increased automatically on the first business day of each of our fiscal years during the term of the 2013 Plan, commencing in 2015, by a number equal to the lowest of: (a) 181,414 shares of common stock; (b) 3.5% of the total number of shares of common stock then outstanding on December 31 of the prior year; or (c) the number of shares determined by the Company’s Board of Directors (the “EIP Evergreen Provision”). To the extent any awards under the 2013 Plan are forfeited, terminate, expire, lapse without the issuance of shares, or if the Company repurchases shares subject to awards under the 2013 Plan, those shares will again become available for issuance under the 2013 Plan. Accordingly, the number of shares of common stock available for issuance under the EIP was increased by 181,414 shares effective January 1, 2016.

2013 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP”) in November 2013 which the stockholders approved in October 2014. The 2013 ESPP became effective upon the closing of the IPO on December 3, 2014. The Company’s 2013 ESPP qualifies under Section 423 of the Internal Revenue Code. Under the 2013 ESPP, 103,665 shares of the Company’s common stock are authorized for issuance to eligible employees. The number of shares reserved for issuance under the 2013 ESPP will automatically be increased on the first business day of each of the Company’s fiscal years, commencing in 2015, by a number equal to the lowest of 51,832 shares of common stock; 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or the number of shares determined by the Company’s Board of Directors (the “EIP Evergreen Provision”). On January 16, 2015, the Company increased the authorized shares by 51,832, for a total of 155,497 share of the Company’s common stock authorized for issuance to eligible employees under the 2013 ESPP. The number of shares reserved under the 2013 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit). The Company’s 2013 ESPP permits each eligible employee to purchase common stock through payroll deductions. No activity under the Plan in 2015 and 2014.

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Stock option activity under the 2012 and 2013 plans is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	537,683	$6.19	8.9	$2,488
Granted	914,722	7.74
Exercised	(53,458)	0.76
Cancelled	(176,180)	8.13

Outstanding at December 31, 2015	1,222,767	$7.31	9.0	$(4,679)

Vested and expected to vest at December 31, 2014	451,153	$5.83	8.9	$2,247

Vested and expected to vest at December 31, 2015	1,133,925	$7.29	9.0	$(4,293)

Exercisable at December 31, 2014	139,798	$1.84	8.1	$1,239

Exercisable at December 31, 2015	318,733	$4.60	7.6	$(351)

As of December 31, 2015 and December 31, 2014, the unrecognized compensation cost related to outstanding options was $3,959 and $2,373, respectively, and is expected to be recognized as expense over approximately 2.68 years and 2.67 years, respectively. The intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $301 and $196, respectively.

As of December 31, 2015, the weighted average grant date fair value of vested options was $3.80 and the weighted average grant date fair value of shares outstanding was $4.49.

Additional information about the Company’s stock option activity is as follows:

	Years Ended December 31,
	2015	2014
Weighted-average grant date fair value per share of employee option grants within the year	$4.08	$6.70
Cash received upon exercise of options	39	26

Restricted stock awards under the 2012 and 2013 plans are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	8,493	$1.04
Vesting of restricted stock	(3,303)	1.00

Unvested at December 31, 2015	5,190	$1.07

As of December 31, 2015 and December 31, 2014, the unrecognized compensation cost related to restricted stock awards was $4 and $7, respectively, and is expected to be recognized as expense over approximately 1.18 years and 2.15 years, respectively.

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Stock-Based Compensation Expense

The Company granted stock options to employees for the years ended December 31, 2015 and 2014. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the fair value of the award. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

For all periods from inception to date, stock-based compensation for all options granted and restricted stock awards are classified as research and development expense and general and administrative expense. Stock compensation expense amounted to $1,228 and $547 for the years ended December 31, 2015 and 2014, respectively. Included in the table below is restricted stock-based compensation expense of $4 and $3, respectively, recorded in general and administrative expense during the years ended December 31, 2015 and 2014.

Stock-based compensation is as follows:

	Years Ended December 31,
	2015	2014
Research and development	$451	$181
General and administrative	777	366

Total stock-based compensation expense	$1,228	$547

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2015	2014
Risk-free interest rate	1.68%	1.83%
Expected volatility	62.6%	104.5%
Expected term (in years)	6.04	6.08
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Years Ended December 31,
	2015	2014
Risk-free interest rate	1.79%	0.89%
Expected volatility	63.2%	99.4%
Expected term (in years)	6.16	2.47
Expected dividend yield	0.0%	0.0%

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

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, through December 31, 2015 it determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

13.	INCOME TAXES

For the years ended December 31, 2015 and 2014, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

The components of loss before income taxes were as follows:

	As of December 31,
	2015	2014
U.S.	$(31,332)	$(22,240)
Foreign	(692)	(553)

Total	$(32,024)	$(22,793)

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	As of December 31,
	2015	2014
Federal income tax (benefit) at statutory rate	34.0%	34.0%
Increase income tax benefit resulting from:
Permanent differences	(1.2)%	(4.8)%
Change in valuation allowance	(31.7)%	(29.2)%
Other	(1.1)%	0.0%

Income tax expense (benefit)	0.0%	0.0%

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$28,200	$18,933
Depreciation and amortization	6,688	7,235
Accrued expenses	1,183	698
Capitalized start-up costs	8,531	7,276
Capitalized R&D	—	27
Other	259	67

Deferred tax assets before valuation allowance	44,861	34,236
Valuation allowance	(43,751)	(31,966)

	1,110	2,270
Deferred tax liabilities
IPR&D	(36)	(121)
Change in accounting method	(1,074)	(2,149)

	(1,110)	(2,270)

Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2015 and 2014, based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2015 and 2014. The valuation allowance increased $11,785 during the year ended December 31, 2015, due primarily to net operating losses generated and capitalized expenses. The valuation allowance increased by $7,710 during the year ended December 31, 2014, due primarily to net operating losses generated and capitalized expenses.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in the removal of gross deferred tax assets and liabilities from the Company’s Consolidated Balance Sheet at December 31, 2015. The impact was zero. No prior periods were retrospectively adjusted. The Company had recorded a current net deferred tax liability of $651 and a noncurrent net deferred tax asset of $651 as of December 31, 2014. The classification of deferred tax assets and liabilities is primarily related to the timing of the reversal of the deferred tax liability related to a change of accounting method in 2013.

As of December 31, 2015 and 2014, the Company had U.S. federal NOL carryforwards of $55,662, and $31,230, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2035. As of December 31, 2015 and 2014, the Company also had U.S. state NOL carryforwards of $55,502 and $31,176, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2035. At December 31, 2015 and 2014, the Company also had $25,627 and $25,128, respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and Section 383 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The results of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Code. The Company has not recorded NOLs that, as a result of these restrictions, will expire unused. Accordingly, the Company has recorded NOL carryforwards net of these limitations, which are approximately $47,170 in 2014 and 2015.

The changes in the Company’s unrecognized tax benefits are summarized as follows:

	As of December 31,
	2015	2014
Unrecognized tax benefit, beginning of year	$811	$935
Increase (decrease) related to current year positions	(124)	(124)

Unrecognized tax benefit, end of year	$687	$811

As of December 31, 2015 and 2014, the total amount of unrecognized tax benefits was $687 and $811, respectively. The uncertain tax positions giving rise to the unrecognized tax benefits relate primarily to methods of accounting, used in the Company’s tax returns, which accelerated certain deductions for federal income tax purposes. The reversal of the unrecognized tax benefits would not have any impact on effective tax rates in future periods and are not expected to create cash tax liabilities upon settlement due to the Company’s ability to utilize both pre-change and post-change NOLs. The Company believes that it is reasonably possible that $124 of its unrecognized tax benefits may be recognized by the end of 2016.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014 the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

The Company files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2011 through December 31, 2015. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

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

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

15.	RELATED PARTIES

Intrexon Corporation

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

Under the terms of the Collaboration Agreement, the Company is solely responsible for the costs of development and commercialization with the following exceptions: (i) the establishment of certain manufacturing capabilities and facilities; (ii) the cost of basic research related to Intrexon’s proprietary technology outside of costs related to the collaboration products; (iii) payments related to supplemental in-licensed third party IP; (iv) costs of filing, prosecution and maintenance of Intrexon patents; and (v) any other costs mutually agreed upon as being the responsibility of Intrexon. As consideration, the Company paid Intrexon an up-front fee of $10,000 in the form of a convertible promissory note as an access fee for commercial license rights to the Intrexon IP granted in the Collaboration Agreement, and will pay commercialization milestones and sales milestones as achieved. Refer to Note 8, Related Party Convertible Promissory Notes for further details on the $10,000 promissory note the Company issued to Intrexon. The commercialization milestone payments are payable in cash or shares of the Company’s common stock at the option of the Company, and in the event the Company is sold prior to making any of these milestone payments and the Collaboration Agreement is transferred in the sale, the milestone payments would be payable in cash upon the first instance of each milestone. Finally, the Company is required to make royalty payments in the low double digits of the aggregated gross profit arising from the sale of collaboration products.

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

Histogenics Corporation

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

On December 3, 2014, the Company completed its IPO and the $10,000 promissory note to Intrexon and accrued interest were converted into 918,206 shares of the Company’s common stock. In addition, Intrexon participated in the IPO purchasing $19,496 worth of the Company’s common stock, or 1,772,364 shares.

In 2014, the Company also initiated research and development activities with Intrexon and incurred expenses of $3,100 and $14 in 2015 and 2014 respectively. At December 31, 2015, the Company owes Intrexon $1,546, which is in accrued expenses. See Note 6, Accrued Expenses. These expenses were included in research and development in the consolidated statement of operations. See Note 8, Related Party Convertible Promissory Notes.

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

The amounts that have been paid to Purpose, Co. under this agreement were $187 and $173 for the years ended December 31, 2015 and 2014, respectively.

EXHIBIT INDEX

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

4.1	Specimen stock certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on November 26, 2014, and incorporated herein by reference)

4.2	Second Amended and Restated Investors’ Rights Agreement dated as of December 18, 2013 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

4.3	Second Amended and Restated Stockholders’ Agreement dated as of December 18, 2013 (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

4.4	Warrant to Purchase Common Stock dated July 9, 2014 issued to Silicon Valley Bank (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

4.5	Amended and Restated Royalty Agreement dated as of October 14, 2014 (filed as Exhibit 4.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on November 7, 2014, and incorporated herein by reference)

10.1	Form of Indemnity Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.2+	2012 Equity Incentive Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.3+	2013 Equity Incentive Plan (filed as Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on November 14, 2014, and incorporated herein by reference)

10.4+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on November 14, 2014, and incorporated herein by reference)

10.5†	License Agreement dated as of May 12, 2005 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.6†	Amendment to License Agreement dated as of August 31, 2007 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.7†	Second Amendment to License Agreement dated as of January 1, 2008 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

Exhibit	Description

10.8†	Third Amendment to License Agreement dated as of April 15, 2008 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.9†	Fourth Amendment to License Agreement dated as of November 1, 2008 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.10†	Fifth Amendment to License Agreement dated as of August 6, 2010 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.11†	Reinstatement Agreement and Sixth Amendment to License Agreement dated as of February 8, 2011 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.12†	Seventh Amendment to License Agreement dated as of March 31, 2011 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.13†	Eighth Amendment to License Agreement dated as of June 29, 2012 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.14†	Paid-up License Agreement dated as of March 6, 2013 between the Registrant and Koken Co., Ltd. (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.15†	Agreement dated as of June 22, 2012 between the Registrant and Purpose Co., Ltd. f/k/a Takagi Sangyo Co. Ltd. and f/k/a Takagi Industrial Co., Ltd. (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.16†	Exclusive Agreement dated as of April 15, 2001 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.17	First Amendment to Exclusive Agreement dated as of October 26, 2005 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.18†	Second Amendment to Exclusive Agreement dated as of January 15, 2006 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.19†	Amendment No. 3 to the License Agreement Effective 4/15/2001 dated as of May 1, 2009 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

Exhibit	Description

10.20	Amendment No. 4 to the License Agreement Effective 4/15/2001 dated as of April 29, 2010 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.21†	License Agreement dated as of January 6, 2008 between the Registrant (ProChon Biotech Ltd.) and Yeda Research and Development Company Limited (filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.22†	Amendment to License Agreement dated as of March 23, 2010 between the Registrant (ProChon Biotech Ltd.) and Yeda Research and Development Company Limited (filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.23	Lease Agreement dated of June 9, 2006 between the Registrant and Intercontinental Fund III 830 Winter Street LLC (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.24	First Amendment to Lease dated as of October 1, 2009 between the Registrant and Intercontinental Fund III 830 Winter Street LLC (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.25†	Collagen Technology Transfer Agreement dated as of April 15, 2014 between the Registrant and Advanced BioMatrix, Inc. (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.26+	Employment Agreement dated April 26, 2014 between the Registrant and Adam Gridley (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.27	Lease Agreement dated as of June 2, 2014 between the Registrant and ARE-60 Westview, LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.28	Loan and Security Agreement dated as of July 9, 2014 between the Registrant and Silicon Valley Bank (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.29†	Exclusive Channel Collaboration Agreement dated as of September 30, 2014 between the Registrant and Intrexon Corporation (filed as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.30	Employment Agreement by and between the Registrant and Jonathan Lieber, entered into as of June 17, 2015 (filed as Exhibit 10.38 to the Registration’s Current Report on Form 8-K as filed on June 22, 2015, and incorporated herein by reference)

10.31	Amended and Restated Employment Agreement by and between Histogenics Corporation and Stephen Kennedy dated July 29, 2015 (filed as Exhibit 10.39 to the Registration’s Current Report on Form 8-K as filed on July 30, 2015, and incorporated herein by reference)

10.32+*	Amended and Restated Compensation Program for Non-Employee Directors adopted on June 24, 2015

Exhibit	Description

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-36751) as filed on March 27, 2015, and incorporated herein by reference)

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this document.
*	Filed herewith