Form 10-Q
period 2016-03-31
HISTOGENICS CORP
filed 2016-05-12
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 13,274,407 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of enrollment, commencement and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	our need for additional financing and our ability to raise additional funds on commercially reasonable terms;

•	our securities’ or industry analysts’ expectations regarding the timing and success of enrollment in our clinical trials;

•	the scope, progress and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, the timing of our future profitability;

•	our technology manufacturing location and partners;

•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our regenerative medicine platform;

•	our expectations regarding competition;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks,

uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 10, 2016. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$22,897	$30,915
Prepaid expenses and other current assets	466	321

Total current assets	23,363	31,236
Property and equipment, net	4,815	5,213
Intangible asset, net	200	200
Restricted cash	137	137

Total assets	$28,515	$36,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,713	$2,024
Accounts payable due to Intrexon Corporation	260	229
Accrued expenses	981	1,444
Accrued expenses due to Intrexon Corporation	1,903	1,546
Current portion of deferred rent	128	126
Current portion of deferred lease incentive	407	407
Current portion of equipment loan	583	583

Total current liabilities	5,975	6,359
Deferred rent, long-term	418	451
Deferred lease incentive, long-term	915	1,017
Equipment loan, long-term	615	761

Total liabilities	7,923	8,588

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value; authorized shares—100,000,000 at March 31, 2016 and December 31, 2015; 13,274,407 shares issued and outstanding at March 31, 2016 and 13,273,470 shares issued and outstanding at December 31, 2015	133	132
Additional paid-in capital	193,942	193,631
Accumulated deficit	(173,483)	(165,565)

Total stockholders’ equity	20,592	28,198

Total liabilities and stockholders’ equity	$28,515	$36,786

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$—
Operating expenses:
Research and development	5,586	5,764
General and administrative	2,212	2,109

Total operating expenses	7,798	7,873

Loss from operations	(7,798)	(7,873)
Other expense:
Interest expense, net	(19)	(62)
Other expense, net	(101)	(29)

Total other expense, net	(120)	(91)

Net loss	$(7,918)	$(7,964)

Net loss attributable to common stockholders—basic and diluted	$(7,918)	$(7,964)

Net loss per common share—basic and diluted	$(0.60)	$(0.60)

Weighted-average shares used to compute net loss per common share—basic and diluted	13,269,021	13,201,186

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,918)	$(7,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	430	371
Deferred rent and lease incentive	(133)	73
Stock-based compensation	311	235
Non-cash consulting expense	—	9
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(145)	(33)
Accounts payable	(311)	(1,819)
Accounts payable due to Intrexon Corporation	31	226
Accrued expenses	(463)	(104)
Accrued expenses due to Intrexon Corporation	357	317

Net cash used in operating activities	(7,841)	(8,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32)	(915)

Net cash used in investing activities	(32)	(915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overallotment, net of issuance costs of $377	—	4,738
Repayments on equipment term loan	(146)	(13)
Proceeds from exercise of stock options	1	—

Net cash (used in) provided by financing activities	(145)	4,725

Net decrease in cash and cash equivalents	(8,018)	(4,879)
Cash and cash equivalents—Beginning of period	30,915	58,060

Cash and cash equivalents—End of period	$22,897	$53,181

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

1. NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company is a regenerative medicine company engaged in developing and commercializing products in the musculoskeletal segment of the marketplace. The Company combines cell therapy and tissue engineering technologies to develop products for tissue repair and regeneration focusing on patients suffering from cartilage-derived pain and immobility. The Company is developing technology and products to reverse or prevent cartilage damage, including NeoCart for the repair of cartilage lesions. NeoCart is currently in a Phase 3 clinical trial in the United States under a special protocol assessment with the U.S. Food and Drug Administration (“FDA”) for the treatment of knee cartilage damage.

On May 13, 2011, the Company completed the acquisition of ProChon Biotech Ltd. (“ProChon”), a privately-held biotechnology company focused on modulating the fibroblast growth factor system for consideration of $2,224 to enable it to create more effective solutions for tissue regeneration. ProChon’s products combine cell regeneration technologies with proprietary growth factors and biocompatible scaffolds to restore injured or chronically damaged tissues. The acquisition of ProChon provided the Company with access to a significant portfolio of intellectual property, including proprietary cell growth factors, in addition to furthering opportunities for the use of biomaterials to create more effective solutions for regenerating human tissue. The acquisition led to the initial recognition of goodwill, which was subsequently written off in 2011, and intangible assets including IPR&D and a licensing agreement which have been impaired as discussed in Note 2.

On December 18, 2014, the Company formed a wholly owned subsidiary, Histogenics Securities Corporation, under the laws of the Commonwealth of Massachusetts.

Since its inception, the Company has devoted substantially all of its efforts to product development, recruiting management and technical staff, raising capital, starting up production and building infrastructure and has not yet generated revenues from its planned principal operations. Expenses have primarily been for research and development and administrative costs.

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and cash flow deficits from operations for the three months ended March 31, 2016 and 2015. The Company has financed operations to date primarily through private placements of equity securities, the issuance of common stock in the initial public offering completed in December 2014, and borrowings under debt agreements. The Company has incurred losses and negative cash flows from operations resulting in an accumulated deficit at March 31, 2016 of $173.5 million. The Company anticipates that it will continue to incur net losses for the next several years. The Company believes that our existing cash and cash equivalents will be sufficient to fund our projected cash needs into 2017. The Company will require additional capital to complete the enrollment of the NeoCart clinical trial, and for the further development of our existing product candidates.

The Company is subject to a number of risks. The developmental nature of its activities is such that significant inherent risks exist in the Company’s operations. Principal among these risks are the successful development of therapeutics, successfully enrolling patients in its clinical trials in a timely manner, ability to obtain adequate financing, obtaining regulatory approval for any of its product candidates in any jurisdiction, compliance with government regulations, protection of proprietary therapeutics, fluctuations in operating results, dependence on key personnel and collaborative partners, adoption of the Company’s products by the physician community, rapid technological changes inherent in the markets targeted, and substitute products and competition from larger companies.

Basis of Accounting

The condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016.

The condensed consolidated financial statements include the accounts of Histogenics Corporation and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2016, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. The amounts reclassified impact Accounts Payable due to Intrexon Corporation (“Intrexon”) for the three months ended March 31, 2015 and the year ended December 31, 2015.

Segment and Geographic Information

Information about the Company’s operations in different geographic regions is presented in the tables below:

	March 31, 2016	December 31, 2015
Long-lived assets:
United States	$4,807	$5,204
Israel	8	9

Total long-lived assets	$4,815	$5,213

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of March 31, 2016 and December 31, 2015, other than the money market fund described in the “Cash and Cash Equivalents” section below, and there were no material re-measurements of fair value with respect to financial assets and liabilities during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. The Company had no assets or liabilities classified as Level 3 as of March 31, 2016 and December 31, 2015. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2016, cash and cash equivalents comprise cash deposits of $3,120 and money market funds of $19,777.

The money market funds are measured at fair value on a recurring basis based on quoted market prices.

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2016
Money market funds	$19,777	$19,777	$—	$—

	$19,777	$19,777	$—	$—

December 31, 2015
Money market funds	$25,764	$25,764	$—	$—

	$25,764	$25,764	$—	$—

Intangible Asset

As of March 31, 2016 and December 31, 2015, the Company’s intangible asset consists of acquired in-process research and development (“IPR&D”).

For the three months ended March 31, 2016 and 2015, the Company determined that there were no triggering events indicating impairment of its IPR&D.

Intangible assets, net of accumulated impairment charges, are summarized as follows:

	As of March 31, 2016			As of December 31, 2015
	Cost	Accumulated Impairment	Net Book Value	Cost	Accumulated Impairment	Net Book Value
IPR&D	$630	$(430)	$200	$630	$(430)	$200

	$630	$(430)	$200	$630	$(430)	$200

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

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the three months ended March 31, 2016. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. This standard provides guidance on accounting for employee share-based payments. This guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on the presentation of its results of operations, financial position or disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This standard provides guidance to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. This guidance requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. The Company has concluded that this guidance has no impact on the presentation of its results of operations, financial position or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard provides guidance that requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This standard provides guidance requiring when there is a performance target that affects vesting of equity awards granted and could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance on stock-based compensation, as it relates to such awards. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying this guidance as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company issued performance-based awards during the year ended December 31, 2015. The Company adopted this guidance on a prospective basis and there have not been any performance-based awards since the effective date of the guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014- 09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new guidance will be effective for the Company’s first quarter of fiscal year 2018 and early application for fiscal year 2017 would be permitted. The Company’s adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three month periods ended March 31, 2016 and 2015 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2016	2015
Restricted stock and options to purchase common stock	1,405,396	842,492
Warrants exercisable into common stock	166,403	170,102

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Office equipment	$539	$539
Laboratory equipment	4,345	4,337
Leasehold improvements	7,683	7,683
Construction in progress	571	547
Software	96	96

Total property and equipment	13,234	13,202
Less: accumulated depreciation	(8,419)	(7,989)

Property and equipment, net	$4,815	$5,213

Depreciation expense related to property and equipment amounted to $430 and $371 for the three months ended March 31, 2016 and 2015, respectively.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and research facilities in Waltham and Lexington, Massachusetts under non-cancellable operating leases that expire at various dates through year 2023. Terms of the agreements generally provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses. The Company’s wholly-owned subsidiary, ProChon, also leases a facility in Woburn, Massachusetts which expires during the second quarter of 2016. The Company does not plan to renew the lease.

Rent expense under operating lease agreements amounted to approximately $258 and $291 for the three months ended March 31, 2016 and 2015, respectively.

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

Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent application, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License

Agreement”). As of March 31, 2016, the Company has paid an aggregate $3,200 in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3,000 payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of March 31, 2016, the Company has paid an aggregate $721 in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of March 31, 2016, the Company has paid an aggregate $991 over the term of the Sub-License Agreement in royalty and sub-license payments under the terms of the Sub-License Agreement, which was recorded to research and development expense in the condensed consolidated statements of operations.

The Sub-License Agreement was amended and restated in June 2012. Under the amended and restated agreement, the Company made Purpose the sole supplier of equipment the Company uses in its manufacturing processes, and granted Purpose distribution rights of the Company’s products for certain territories. In exchange, Purpose allowed for the use of its technology (owned or licensed) and manufactured and serviced exogenous tissue processors used by the Company. Under the terms of the agreement, as amended, Purpose granted the Company (a) exclusive rights to all of Purpose’s technology (owned or licensed) related to the exogenous tissue processors, (b) continued supply of exogenous tissue processors during the Company’s clinical trials, and (c) rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, the Company granted Purpose an exclusive license in Japan for the use of all of the Company’s technology and made a payment of $250 to reimburse Purpose for development costs on a next generation tissue processer.

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

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, as of March 31, 2016, the Company has made payments of $377 with a remaining $190 due upon the Company’s acceptance of the system, which is expected in second quarter of 2016.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the

“Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. Pursuant to the agreement, starting 12 months after entering into the agreement, the Company will be required to order a minimum amount of material and/or services totaling $150 from the Supplier in each calendar year until the expiration of the initial term of the agreement. The Company also committed to pay a non-refundable payment totaling $123 by the end of 2015. This expense was recorded to research and development expense as of December 31, 2015. As of March 31, 2016, the Company has paid $93 under the terms of the agreement. The remaining amount of $30 is expected to be paid in 2016 per agreement with the supplier.

6. WARRANTS

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vests and becomes exercisable in monthly installments over 24 months beginning March 31, 2015. The warrant expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2015 the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares eligible for exercise under the warrant. The remaining 3,699 shares were vested and exercisable on December 31, 2015.

The related warrant expense is included in general and administrative expenses on a straight-line basis over the expected service period, which is the vesting period.

Affiliates of an Advisor Warrant

In connection with the issuance of the Series A Preferred Stock on July 20, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants of $117 was estimated using the Black-Scholes option pricing model and was recorded as a reduction to Series A Preferred Stock and a credit to additional paid-in capital. On December 8, 2014, the Company completed its initial public offering and warrants for 5,839 shares of common stock were surrendered to partially settle the Other Liability and common stock was issued by the Company to Purpose for the warrant shares surrendered. As of March 31, 2016 and 2015, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 are outstanding.

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

7. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the three months ended March 31, 2016 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,230,838	$7.32
Granted	194,040	2.56
Exercised	(937)	0.76
Cancelled	(23,735)	7.30

Outstanding at March 31, 2016	1,400,206	$6.66	9.0	$95

Vested and expected to vest at March 31, 2016	1,282,478	$6.68	8.9	$95

Exercisable at March 31, 2016	268,244	$6.95	7.9	$85

As of March 31, 2016, the unrecognized compensation cost related to outstanding options was $3,538 and is expected to be recognized as expense over approximately 2.60 years. As of March 31, 2016, the weighted average grant date fair value of vested options was $5.26 and the weighted average grant date fair value of shares outstanding was $4.080.

The weighted average grant date fair value per share of employee option grants within the period was $1.43 and $4.51 for the three months ended March 31, 2016 and 2015, respectively.

Restricted stock awards under the 2012 Plan and 2013 Plan for the three months ended March 31, 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	5,190	$1.07
Vesting of restricted stock	—

Unvested at March 31, 2016	5,190	$1.07

As of March 31, 2016, the unrecognized compensation cost related to restricted stock awards was $2 and is expected to be recognized as expense over approximately 0.95 years.

Stock-Based Compensation Expense

The Company granted stock options to employees during the three months ended March 31, 2016 and 2015. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using the Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $311 and $235 for the three months ended March 31, 2016 and 2015, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards are as follows:

	For the Three Months Ended March 31,
	2016	2015
Research and development	$115	$100
General and administrative	196	135

Total stock-based compensation expense	$311	$235

Stock-based compensation by award type is as follows:

	For the Three Months Ended March 31,
	2016	2015
Stock options	$310	$234
Restricted stock	1	1

Total stock-based compensation expense	$311	$235

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	For the Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.40%	1.60%
Expected volatility	59.6%	65.8%
Expected term (in years)	6.08	6.09
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	For the Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.66%	0.56%
Expected volatility	64.7%	59.7%
Expected term (in years)	7.08	2.22
Expected dividend yield	0.0%	0.0%

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

9. EQUIPMENT LOAN PAYABLE

As of March 31, 2016, the Company had the following outstanding borrowing obligations (in thousands):

	Balance at March 31, 2016	Balance at December 31, 2015
Silicon Valley Bank Equipment Loan Payable	$1,198	$1,344

Total long-term debt	1,198	1,344
Less: current portion	583	583

Long-term debt, net	$615	$761

In July 2014, the Company entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.75 million through March 31, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest commencing six months following the date of the draw with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw, as published in the Wall Street Journal. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit.

In accordance with the terms of the equipment line of credit, the Company issued a warrant to Silicon Valley Bank in July 2014 to purchase 6,566 shares of our common stock at an exercise price per share of $7.99 as discussed in Note 6.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than its current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of March 31, 2016 and December 31, 2015, $1.20 million and $1.34 million, respectively, of borrowings were outstanding under the line of credit and the Company was in compliance with all required covenants.

The scheduled maturities of the Company’s long-term debt are as follows (in thousands):

December 31, 2016	$437
December 31, 2017	583
December 31, 2018	178

$1,198

10. Subsequent Events

On May 10, 2016, the Company acquired the development and commercialization rights to NeoCart for the Japanese market from its long-time development partner Purpose. Under the terms of the agreement, the Company assumes sole responsibility for and rights to the development and commercialization of NeoCart in Japan. In exchange for the transfer of development and commercialization rights, the Company will pay a success-based milestone to Purpose upon conditional approval of NeoCart in Japan, as well as commercial milestones and a low single digit royalty on Japanese sales of NeoCart, upon full approval, if any, in Japan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $173.5 million as of March 31, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

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

On May 13, 2011, we acquired ProChon, a privately held biotechnology company focused on modulating the fibroblast growth factor system to enable it to create more effective solutions for tissue regeneration. The ProChon acquisition was accounted for as a business combination. Unless otherwise indicated, the following information is presented on a consolidated basis to include our accounts and those of ProChon subsequent to the May 2011 acquisition.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.

Other Company Information

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012 and 2013. We have not recorded NOLs that as a result of these restrictions will expire unused. Accordingly, we have recorded NOL carryforwards net of these limitations, which total $47.2 million at December 31, 2015.

At December 31, 2015, we had U.S. federal NOL of $55.7 million, which may be available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2035.

As of March 31, 2016, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended March 31, 2016 and 2015

The following table summarizes the results of our operations for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands)
Research and development expenses	$5,586	$5,764	$(178)	-3%
General and administrative expenses	2,212	2,109	103	5
Other (expense), net	(120)	(91)	(29)	32

Research and Development Expenses. Research and development expenses were $5.6 million for the three month period ended March 31, 2016 as compared to $5.8 million for the three month period ended March 31, 2015. The decrease in expense of $178,000 was a result of purchases made in the three months ended March 31, 2015 of $413,000 for raw materials for our ongoing clinical trial that were not repeated in the three months ended March 31, 2016 and a reduction in consulting expense of $105,000 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. These amounts were partially offset by increases in salary related costs of $140,000 for new hires and increases in clinical trial costs of $216,000 in the three months ended March 31, 2016.

General and Administrative Expenses. General and administrative expenses were $2.2 million for the three month period ended March 31, 2016 as compared to $2.1 million for the three month period ended March 31, 2015. The increase in expense of $103,000 was primarily due to approximately $75,000 of increased recruiting fees, and approximately $60,000 related to stock-based compensation expense from new option grants partially offset by a decrease in directors’ and officers’ liability insurance.

Other (Expense), Net. Net other expense was $120,000 for the three month period ended March 31, 2016 as compared to net other expense of $91,000 for the three month period ended March 31, 2015. The $29,000 change was primarily due to an increase in Delaware franchise tax.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at March 31, 2016 of $173.5 million. We anticipate that we will continue to incur net losses for the next several years.

Through March 31, 2016, we have funded our consolidated operations primarily through the funds raised in our IPO, the private placement of preferred stock and convertible notes, commercial bank debt and, to a limited extent, revenue from product sales, collaboration activities and grants. In May 2014, we issued 955,565 shares of our Series A-1 Preferred Stock for net proceeds of $10.3 million in cash. In December 2014, we closed our IPO whereby we sold 6,374,091 shares of our common stock (inclusive of 465,000 shares of common stock sold pursuant to partial exercise of the overallotment option granted to the underwriters in connection with the offering) for net proceeds of $61.3 million in cash. As of March 31, 2016, we had cash and cash equivalents of $22.9 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs into 2017. We will require additional capital to complete the enrollment of the NeoCart clinical trial, and for the further development of our existing product candidates.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	March 31,		Change
	2016	2015	$	%
	(in thousands)
Net cash used in operating activities	$(7,841)	$(8,689)	$848	-10%
Net cash used in investing activities	(32)	(915)	883	(97)
Net cash (used in) provided by financing activities	(145)	4,725	(4,870)	(103)

Net decrease in cash and cash equivalents	$(8,018)	$(4,879)	$(3,139)	64%

Operating Activities

Cash used in operating activities decreased $0.8 million to $7.8 million for the three month period ended March 31, 2016 from $8.7 million for the three month period ended March 31, 2015. During the three month period ended March 31, 2016, the net cash used for operating activities of $7.8 million consisted primarily of our net loss of $7.9 million, non-cash expenses of $0.6 million partially offset by a $0.5 million net change in operating assets and liabilities. During the three months ended March 31, 2015, the net cash used for operating activities of $8.7 million consisted primarily of our net loss of $8.0 million and a $1.4 million net change in operating assets and liabilities partially offset by non-cash expenses of $0.7 million.

Investing Activities

Cash used in investing activities decreased $0.9 million to $32,000 for the three month period ended March 31, 2016 from $915,000 for the three month period ended March 31, 2015. The decreased use of cash was related to a reduction in purchases of property and equipment, primarily lab equipment partially offset by an increase in leasehold improvements.

Financing Activities

Cash provided by financing activities decreased $4.9 million to $145,000 for the three month period ended March 31, 2016 from $4.7 million for the three month period ended March 31, 2015. During the three months ended March 31, 2016, we made payment on our equipment line of credit of $146,000 which was partially offset by proceeds of $1,000 from exercise of an option to purchase our common stock by an employee. During the three months ended March 31, 2015, we received net proceeds of $4.7 million from the partial exercise of the underwriters’ overallotment option.

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

Our forecast that our financial resources will be adequate to support our operations into 2017 is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•	the timing and costs associated with our manufacturing technology transfer;

•	the timing and costs associated with manufacturing NeoCart and our future product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;

•	the number and characteristics of product candidates that we pursue;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	any plans to expand our research and development activities, including our need and ability to hire additional employees;

•	our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;

•	the effect of competing technological and market developments; and

•	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of March 31, 2016 and 2015, $1.20 million and $1.34 million, respectively, of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of March 31, 2016, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on March 10, 2016, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether current known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

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

We have incurred net losses in each year since our inception, including net losses of $22.8 million in 2014 and $32.0 million in 2015. As of December 31, 2015 and March 31, 2016, we had an accumulated deficit of $165.5 million and $173.5 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and our future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our operations as a public company. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations.

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

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, reduce or cease our product development activities and operations.

We are currently advancing our lead product candidate NeoCart through clinical development. Developing regenerative medicine products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to complete the clinical development of, create additional manufacturing capacity for and to commercialize NeoCart and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. If the FDA or comparable foreign regulatory authorities require that we perform additional preclinical studies or clinical trials at any point or expand or extend our current trials, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals will likely be delayed. Raising funds in the then-current economic environment may be difficult and additional funding may not be available on acceptable terms, or at all.

The amount and timing of our future near-term funding requirements will depend on many factors, including:

•	the scope, progress, expansion, costs and results of our NeoCart clinical trials;

•	the scope, timing and costs of manufacturing NeoCart implants for use in our NeoCart clinical trials;

•	the timing of and costs associated with obtaining FDA approval of the comparability of the NeoCart raw materials manufactured in our facilities, or in third party facilities at our direction, with the raw materials that were manufactured by third parties for the use in our NeoCart clinical trials;

•	the timing of and costs involved in obtaining NeoCart regulatory approvals;

•	market acceptance of NeoCart following the receipt of regulatory approval, if any;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities associated therewith;

•	the resources we devote to marketing and, if approved, commercializing NeoCart;

•	the scope, progress, expansion and costs of manufacturing NeoCart;

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, related to our status as a public company; and

•	the costs associated with being a public company.

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations and sustain currently projected cash needs into the first quarter of 2017. Our expectations are based on management’s current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs or other unanticipated increases in spending related to circumstances outside of our control, including, without limitations, costs associated with litigation, hiring of additional personnel or procurement of additional raw materials. Our existing cash and cash equivalents will not be sufficient to complete the advanced clinical development of all of our product candidates that would be necessary to support an application for regulatory approval. Accordingly, we will continue to require substantial additional capital. In order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources.

Our fundraising efforts to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, reduce or discontinue the development or commercialization of one or more of our product candidates or curtail our operations, which will have an adverse effect on our business, operating results and prospects.

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

We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collagen Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever. Therefore, we have engaged Collagen Solutions in order to establish a relationship and work with the FDA as appropriate to complete any necessary comparability approvals in advance of commercialization, if ever.

Although we do not anticipate changes to the raw materials, formulations or properties, nor do we anticipate changes to the NeoCart manufacturing process or finished product specifications as a result of the transfer, we are required to demonstrate to the FDA that the raw materials manufactured in our facility, and which may be manufactured under our direction in third party facilities (including, without limitation, facilities operated by Collagen Solutions) are comparable to the raw materials that were manufactured in the previous contract manufacturers’ facilities. Demonstrating comparability requires evidence that the product is consistent with that produced for the clinical trial to assure that the technology transfer does not affect safety, identity, purity or efficacy during the expansion from pilot scale to full scale production. For example, in April 2016, the FDA approved our submission which provided equivalence data for the collagen manufactured at our Westview, Massachusetts facility, meaning that the collagen manufactured at such facility will require no further additional data or actual patience equivalence studies.

In the future, the FDA may determine that such analytical data is not sufficient to prove comparability of the raw materials produced at our in-house manufacturing sites, or the sites of third parties under our direction, to the raw materials sourced from external vendors for earlier clinical trial work, including the Phase 3 clinical trial. If this is the case, the FDA may require that we provide additional preclinical or clinical data to provide evidence to support the comparability of the raw materials. The size, scope, length and costs of any new or supplemental clinical trials that may be required by the FDA to provide such data are not known at this time. Failure or delay in obtaining FDA approval of the comparability of our NeoCart raw materials or the FDA requiring us to provide clinical data may result in delays to our current projected timelines and could have an adverse effect on our business, operating results and prospects.

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

We are required to identify and enroll a sufficient number of patients that meet inclusion criteria under investigation for NeoCart. We will need to enroll the remaining patients in a timely manner in order to complete the trial. There is a limited patient population from which to draw participants in clinical trials. Due to the need to find patients with few or no concomitant joint disease, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are a limited number of specialized orthopedic surgeons that perform cartilage repair implantation procedures and among physicians who perform such procedures, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of NeoCart. For example, in November 2015 we changed our guidance for the completion of patient enrollment in the NeoCart Phase 3 clinical trial from June 2016 to June 2017 based on enrollment trends in November 2015 not meeting our expectations. Our ability to enroll patients in our clinical trials is affected by a number of factors including:

•	the size and nature of the patient population;

•	the design of the trial protocol;

•	the eligibility and exclusion criteria for the trial in question;

•	the availability of competing therapies and competing clinical trials, and physician and patient perception of NeoCart and our other product candidates being studied in relation to these other potential options;

•	the efforts to facilitate timely enrollment in our NeoCart Phase 3 clinical trial;

•	the ability to identify, solicit and recruit a sufficient number of patients;

•	the ability to obtain and maintain patient consent;

•	the number and location of clinical sites in our NeoCart Phase 3 clinical trial;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the availability of time and resources at the institutions where clinical trials are and will be conducted;

•	the availability of raw materials and the possibility of raw materials expiring prior to their use;

•	the presence of concomitant joint disease in patients under investigation;

•	the study endpoints such as pain that rely on subjective patient reported outcomes;

•	the ability to monitor patients adequately during and after treatment; and

•	the risk that enrolled subjects will drop out before study completion.

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

We are heavily dependent on the success of our lead product candidate NeoCart, which is still under development. If we are unable to commercialize NeoCart in the future, or experience significant delays due to manufacturing or otherwise in doing so, our business will be materially harmed.

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

In order to manufacture NeoCart, we operate our own cGMP manufacturing facility in Waltham, Massachusetts for production of NeoCart. We recently completed a facility for our cGMP manufacturing in Lexington, Massachusetts which we plan to further build out to produce key NeoCart raw materials, including CT3 components, collagen and scaffold. While we own the manufacturing process, unforeseen issues or outside influences could impact potential supply. For example:

•	Our facility in Waltham may not meet FDA cGMP standards during the pre-approval inspection necessary for BLA approval, delaying BLA approval and resulting in added cost to mitigate issues identified during inspection.

•	The Lexington, Massachusetts site for production of key raw materials may not receive FDA approval to operate, resulting in delays while we implement improvements necessary to receive approval, leading to delays in the initiation of commercial production. We met with the FDA in December 2014 to obtain preliminary feedback and general acceptance of our raw material transition strategy, which the FDA approved in April 2015 with regard to our production of collagen. Additionally, we have entered into a supply agreement with Collagen Solutions pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. Any raw materials manufactured or handled at facilities operated by Collagen Solutions will similarly need to be approved by the FDA for comparability, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. We currently do not anticipate using any collagen produced by Collage Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever. Therefore, we have engaged Collagen Solutions in order to establish a relationship and work with the FDA as appropriate to complete necessary comparability approvals in advance of commercialization, if ever.

•	The raw material to be produced at our facilities or those of Collagen Solutions under our direction may not be comparable to the raw materials sourced from external vendors for earlier clinical trial work, including the ongoing NeoCart Phase 3 clinical trial, according to our current projected timelines, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. Such delays may impact enrollment of our NeoCart Phase 3 clinical trial and FDA approval, if granted at all.

•	We may not achieve our anticipated production throughput targets, resulting in lower than anticipated capacity, limiting supply of our products, lowering revenue and increasing costs. We may not hit our production cost target for a variety of reasons including increased raw material cost, underestimate of labor requirements, underestimate of capital requirement and other facility, personnel or materials issues that we have not anticipated. Increased costs will adversely impact gross margin achieved by our products.

•	The FDA may not approve implementation of the multi-unit NeoCart reactor or approval may be delayed, which could result in capacity limitation and high unit costs, depending upon the length of the delay.

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

We have incurred $3.1 million and $3.8 million as of December 31, 2015 and March 31, 2016, respectively, in connection with our collaboration with Intrexon. In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives of Intrexon and us, future development costs associated this program may be difficult to anticipate and may exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities.

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

If we fail to attract and keep senior management and key scientific personnel, the future development and commercialization of our product candidates may suffer, harming future regulatory approvals, sales of our product candidates or our results of operations.

We are highly dependent on members of our management and scientific teams, including Adam Gridley, our Chief Executive Officer and President; Jonathan Lieber, our Chief Financial Officer; Gloria Matthews, DVM, Ph.D., DACVS, our Chief Medical Officer; and Stephen Kennedy, our Chief Technology Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Pursuant to Section 404 of the Sarbanes-Oxley Act and related rules, our management will be required to report upon the effectiveness of our internal control over financial reporting when we are no longer a “smaller reporting company” or an “emerging growth company,” each as defined under the Exchange Act. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer a smaller reporting company or an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 for a period of no more than five years. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we need to: upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.

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

We may identify material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements.

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

We cannot assure you that we will not have material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify any material weaknesses or significant deficiencies that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, as of May 10, 2016, our common stock has traded as low as $1.39 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

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

As of May 10, 2016, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 74.6% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. As of May 10, 2016, we have 13,247,407 outstanding shares of common stock, 4,568,655 of which are beneficially owned by directors, executive officers and other affiliates and will be subject to volume and other limitations under Rule 144 under the Securities Act.

The 1,405,942 shares that are subject to outstanding options as of May 10, 2016 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

Some of our existing security holders have demand and piggyback rights to require us to register with the SEC up to 4,479,418 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates. We have registered an additional 1,648,334 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, contractual lock-up agreements, or Rule 144 transfer restrictions applicable to affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Use of Proceeds

On December 8, 2014, we closed our IPO whereby 5,909,091 shares of common stock were sold at a public offering price of $11.00 per share for an aggregate offering price of $65.0 million. On January 6, 2015, an additional 465,000 shares of common stock were sold at the IPO price of $11.00 per share following the underwriters’ exercise in part of their overallotment option (Underwriters’ Option). The offer and sale of all of the shares in the IPO and pursuant to the Underwriters’ Option were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333- 199202), which was declared effective by the SEC on December 2, 2014. The offering commenced as of December 2, 2014 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Cowen and Company, Needham & Company and Canaccord Genuity as joint book-running managers and BTIG, LLC as co-manager. We raised approximately $61.3 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service.

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

Histogenics Corporation

Dated: May 12, 2016	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2016	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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