Form 10-Q
period 2016-06-30
HISTOGENICS CORP
filed 2016-08-11
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 13,274,407 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of enrollment, commencement and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	our need for additional financing and our ability to raise additional funds on commercially reasonable terms;

•	our securities’ or industry analysts’ expectations regarding the timing and success of enrollment in our clinical trials;

•	the scope, progress and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, the timing of our future profitability;

•	our technology manufacturing location and partners;

•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our regenerative medicine platform;

•	our expectations regarding competition;

•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

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

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,926	$30,915
Prepaid expenses and other current assets	350	321

Total current assets	16,276	31,236
Property and equipment, net	4,665	5,213
Intangible asset, net	200	200
Restricted cash	137	137

Total assets	$21,278	$36,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,769	$2,024
Accounts payable due to Intrexon Corporation	269	229
Accrued expenses	1,274	1,444
Accrued expenses due to Intrexon Corporation	2,288	1,546
Current portion of deferred rent	131	126
Current portion of deferred lease incentive	407	407
Current portion of equipment loan	583	583

Total current liabilities	6,721	6,359
Deferred rent, long-term	384	451
Deferred lease incentive, long-term	814	1,017
Equipment loan, long-term	470	761

Total liabilities	8,389	8,588

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value; authorized shares—100,000,000 at June 30, 2016 and December 31, 2015; 13,274,407 shares issued and outstanding at June 30, 2016 and 13,273,470 shares issued and outstanding at December 31, 2015	133	132
Additional paid-in capital	194,277	193,631
Accumulated deficit	(181,521)	(165,565)

Total stockholders’ equity	12,889	28,198

Total liabilities and stockholders’ equity	$21,278	$36,786

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,794	5,858	11,380	11,622
General and administrative	2,161	1,735	4,373	3,844

Total operating expenses	7,955	7,593	15,753	15,466

Loss from operations	(7,955)	(7,593)	(15,753)	(15,466)
Other expense:
Interest expense, net	(17)	(26)	(36)	(88)
Other expense, net	(66)	(14)	(167)	(43)

Total other expense, net	(83)	(40)	(203)	(131)

Net loss	$(8,038)	$(7,633)	$(15,956)	$(15,597)

Loss attributable to common stockholders—basic and diluted	$(8,038)	$(7,633)	$(15,956)	$(15,597)

Loss per common share—basic and diluted	$(0.61)	$(0.58)	$(1.20)	$(1.18)

Weighted-average shares used to compute loss per common share—basic and diluted	13,270,433	13,215,701	13,270,531	13,208,483

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,956)	$(15,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	862	768
Deferred rent and lease incentive	(265)	(60)
Stock-based compensation	647	492
Warrant expense	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29)	(101)
Other non-current assets	—	467
Accounts payable	(255)	(2,663)
Accounts payable due to Intrexon Corporation	40	114
Accrued expenses	(170)	(1,024)
Accrued expenses due to Intrexon Corporation	742	1,434

Net cash used in operating activities	(14,384)	(16,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(314)	(1,320)

Net cash used in investing activities	(314)	(1,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from overallotment, net of issuance costs of $377	—	4,738
Repayments on equipment term loan	(291)	(114)
Proceeds from exercise of stock options	—	13

Net cash (used in) provided by financing activities	(291)	4,637

Net decrease in cash and cash equivalents	(14,989)	(12,838)
Cash and cash equivalents—Beginning of period	30,915	58,060

Cash and cash equivalents—End of period	$15,926	$45,222

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

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2016 of $181.5 million and has incurred losses and cash flow deficits from operations for the six months ended June 30, 2016 and 2015. The Company has financed operations to date primarily through private placements of equity securities, the issuance of common stock in the initial public offering completed in December 2014, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the next several years and will require additional capital to complete the enrollment of the NeoCart clinical trial, and for the further development of its existing product candidates. The Company believes that its existing cash and cash equivalents will be sufficient to fund its projected cash needs into the first quarter of 2017. To meet its capital needs, the Company intends to raise additional capital through debt or equity financing or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Basis of Accounting

The condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016.

The condensed consolidated financial statements include the accounts of Histogenics Corporation and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2016, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. The amounts reclassified impact Accounts Payable and Accrued Expenses and Accounts Payable due to Intrexon Corporation (“Intrexon”) and Accrued Expenses due to Intrexon Corporation for the six months ended June 30, 2015 and the year ended December 31, 2015.

Segment and Geographic Information

Information about the Company’s operations in different geographic regions is presented in the tables below:

	June 30, 2016	December 31, 2015
Long-lived assets:
United States	$4,658	$5,204
Israel	7	9

Total long-lived assets	$4,665	$5,213

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of June 30, 2016 and December 31, 2015, other than the money market fund described in the “Cash and Cash Equivalents” section below, and there were no material re-measurements of fair value with respect to financial assets and liabilities during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. The Company had no assets or liabilities classified as Level 3 as of June 30, 2016 and December 31, 2015. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2016, cash and cash equivalents comprise cash deposits of $2,138 and money market funds of $13,788.

The money market funds are measured at fair value on a recurring basis based on quoted market prices.

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2016
Money market funds	$13,788	$13,788	$—	$—

	$13,788	$13,788	$—	$—

December 31, 2015
Money market funds	$25,764	$25,764	$—	$—

	$25,764	$25,764	$—	$—

Intangible Asset

As of June 30, 2016 and December 31, 2015, the Company’s intangible asset consists of acquired in-process research and development (“IPR&D”).

For the six months ended June 30, 2016 and 2015, the Company determined that there were no triggering events indicating impairment of its IPR&D.

Intangible assets, net of accumulated impairment charges, are summarized as follows:

	As of June 30, 2016			As of December 31, 2015
	Cost	Accumulated Impairment	Net Book Value	Cost	Accumulated Impairment	Net Book Value
IPR&D	$630	$(430)	$200	$630	$(430)	$200

	$630	$(430)	$200	$630	$(430)	$200

Stock-Based Compensation

The Company accounts for stock options and restricted stock based on their grant date fair value and recognizes compensation expense on a straight-line basis over their vesting period. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, with the exception of stock options that include a market condition, and of restricted stock based on the fair value of the underlying common stock as of the date of grant or the value of the services provided, whichever is more readily determinable. The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

Stock-based compensation expense recognized in the condensed consolidated financial statements is based on awards that are ultimately expected to vest. Stock-based compensation expense is classified as research and development or general and administrative based on the grantee’s respective compensation classification.

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the three and six months ended June 30, 2016. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. This standard provides guidance on accounting for employee share-based payments. This guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on the presentation of its results of operations, financial position and disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This standard provides guidance to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. This guidance requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. The Company has concluded that this guidance has no impact on the presentation of its results of operations, financial position and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard provides guidance that requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is evaluating the impact of this guidance on the presentation of its results of operations, financial position, and disclosures.

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

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six month periods ended June 30, 2016 and 2015 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unvested restricted stock and options to purchase common stock	1,347,630	925,004	1,347,630	925,004
Warrants exercisable into common stock	166,403	170,102	166,403	170,102

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Office equipment	$539	$539
Laboratory equipment	4,439	4,337
Leasehold improvements	7,683	7,683
Construction in progress	759	547
Software	96	96

Total property and equipment	13,516	13,202
Less: accumulated depreciation	(8,851)	(7,989)

Property and equipment, net	$4,665	$5,213

Depreciation expense related to property and equipment amounted to $432 and $397 for the three months ended June 30, 2016 and 2015, respectively, and $862 and $768 for the six months ended June 30, 2016 and 2015, respectively.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and research facilities in Waltham and Lexington, Massachusetts under non-cancellable operating leases that expire at various dates through year 2023. Terms of the agreements generally provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses. The Company’s wholly-owned subsidiary, ProChon, also leases a facility in Woburn, Massachusetts which expired during the second quarter of 2016. The Company does not plan to renew the lease.

Rent expense under operating lease agreements amounted to approximately $236 and $300 for the three months ended June 30, 2016 and 2015, respectively, and $494 and $591 for the six months ended June 30, 2016 and 2015, respectively.

As an inducement to enter into its Waltham and Lexington facility leases, the lessors agreed to provide the Company with construction allowances of up to $3,184 and $996, respectively towards the total cost of tenant improvements. The Company has recorded these costs in the condensed consolidated balance sheet as leasehold improvements, with the corresponding liability as deferred lease incentive. The liability is amortized on a straight-line basis over the term of the leases as a reduction of rent expense.

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development.

Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent application, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of June 30, 2016, the Company has paid an aggregate $3,200 in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3,000 payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of June 30, 2016, the Company has paid an aggregate $721 in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of June 30, 2016, the Company has paid an aggregate $991 over the term of the Sub-License Agreement in royalty and sub-license payments under the terms of the Sub-License Agreement, which was recorded to research and development expense in the condensed consolidated statements of operations.

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

In May 2016, the Company acquired the development and commercialization rights to NeoCart for the Japanese market from its long-time development partner Purpose. Under the terms of the agreement, the Company assumes sole responsibility for and rights to the development and commercialization of NeoCart in Japan. In exchange for the transfer of development and commercialization rights, the Company will pay a success-based milestone to Purpose upon conditional approval of NeoCart in Japan, as well as commercial milestones and a low single digit royalty on Japanese sales of NeoCart, upon full approval, if any, in Japan.

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

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, as of June 30, 2016, the Company made total payments in an aggregate amount of $567, of which $190 was made in the second quarter of 2016 after acceptance of the final product. There are no additional payments due under the agreement.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. Pursuant to the agreement, starting 12 months after entering into the agreement, the Company will be required to order a minimum amount of material and/or services totaling $150 from the Supplier in each calendar year until the expiration of the initial term of the agreement. The Company also committed to pay a non-refundable payment totaling $123 by the end of 2015. This expense was recorded to research and development expense as of December 31, 2015. As of June 30, 2016, the Company has paid $93 under the terms of the agreement. The remaining amount of $30 is expected to be paid in second half of 2016 per agreement with the supplier.

6. WARRANTS

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vests and becomes exercisable in monthly installments over 24 months beginning June 30, 2015 and expires on the tenth anniversity of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2015 the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares eligible for exercise under the warrant. The remaining 3,699 shares were vested and exercisable on December 31, 2015 and June 30, 2016.

The related warrant expense is included in general and administrative expenses on a straight-line basis over the expected service period, which is the vesting period.

Affiliates of an Advisor Warrant

In connection with the issuance of the Series A Preferred Stock on July 20, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants of $117 was estimated using the Black-Scholes option pricing model and was recorded as a reduction to Series A Preferred Stock and a credit to additional paid-in capital. On December 8, 2014, the Company completed its initial public offering and warrants for 5,839 shares of common stock were surrendered to partially settle the Other Liability and common stock was issued by the Company to Purpose for the warrant shares surrendered. As of June 30, 2016 and December 31, 2015, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 are outstanding.

Equipment Line of Credit Warrant

In July 2014, the Company granted Silicon Valley Bank a warrant to purchase 6,566 shares of common stock at a per share exercise price of $7.99 as discussed in Note 9. The warrant is exercisable, in whole or in part, immediately and may be exercised on a cashless basis and expires on the tenth anniversary of issuance. The fair value of the warrant as of July 9, 2014 was estimated at $51 with the following inputs: (a) risk-free interest rate of 2.58%; (b) implied volatility of the Company’s common stock of 87%; (c) the expected term of 10 years. The fair value of the warrant was recorded as a debt issuance cost with a corresponding credit to additional paid-in capital.

7. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the six months ended June 30, 2016 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,230,838	$7.32
Granted	211,340	2.50
Exercised	(937)	0.76
Cancelled	(96,912)	4.71

Outstanding at June 30, 2016	1,344,329	$6.75	8.6	$56

Vested and expected to vest at June 30, 2016	1,235,340	$6.82	8.6	$56

Exercisable at June 30, 2016	310,422	$7.16	7.8	$53

As of June 30, 2016, the unrecognized compensation cost related to outstanding options was $3,120 and is expected to be recognized as expense over approximately 2.32 years. As of June 30, 2016, the weighted average grant date fair value of vested options was $5.34 and the weighted average grant date fair value of shares outstanding was $4.18.

The weighted average grant date fair value per share of employee option grants within the period was $1.07 and $3.88 for the three months ended June 30, 2016 and 2015, respectively, and $1.42 and $5.48 for the six months ended June 30, 2016 and 2015, respectively.

Restricted stock awards under the 2012 Plan and 2013 Plan for the three months ended June 30, 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	5,190	$1.07
Vesting of restricted stock	(1,889)

Unvested at June 30, 2016	3,301	$0.71

As of June 30, 2016, the unrecognized compensation cost related to restricted stock awards was $1 and is expected to be recognized as expense over approximately 0.73 years.

Stock-Based Compensation Expense

The Company granted stock options to employees during the three and six months ended June 30, 2016 and 2015. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using the Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $336 and $257 for the three months ended June 30, 2016 and 2015, respectively, and $647 and $492 for the six months ended June 30, 2016 and 2015, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$123	$93	$238	$193
General and administrative	213	164	409	299

Total stock-based compensation expense	$336	$257	$647	$492

Stock-based compensation by award type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$336	$256	$646	$490
Restricted stock	—	1	1	2

Total stock-based compensation expense	$336	$257	$647	$492

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.35%	1.77%	1.40%	1.64%
Expected volatility	65.8%	59.6%	59.6%	64.3%
Expected term (in years)	6.08	5.77	6.08	6.01
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.56%	2.64%	1.61%	1.60%
Expected volatility	62.9%	69.6%	63.8%	64.6%
Expected term (in years)	6.95	7.73	7.02	4.98
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

9. EQUIPMENT LOAN PAYABLE

As of June 30, 2016 and December 31, 2015, the Company had the following outstanding borrowing obligations (in thousands):

	June 30, 2016	December 31, 2015
Silicon Valley Bank Equipment Loan Payable	$1,053	$1,344

Total debt	1,053	1,344
Less: current portion	(583)	(583)

Long-term debt, net	$470	$761

In July 2014, the Company entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.75 million through March 31, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest, with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw, as published in the Wall Street Journal. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit.

In accordance with the terms of the equipment line of credit, the Company issued a warrant to Silicon Valley Bank in July 2014 to purchase 6,566 shares of our common stock at an exercise price per share of $7.99 as discussed in Note 6.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than its current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of June 30, 2016 and December 31, 2015, $1.05 million and $1.34 million, respectively, of borrowings were outstanding under the line of credit and the Company was in compliance with all required covenants.

The scheduled maturities of the Company’s long-term debt are as follows (in thousands):

December 31, 2016	$292
December 31, 2017	583
December 31, 2018	178

$1,053

10. RELATED PARTIES

Intrexon Corporation

In September 2014, the Company entered into an Exclusive Channel Collaboration agreement with Intrexon (the “Collaboration Agreement”) to use Intrexon’s proprietary technology for the development and commercialization of allogeneic cell therapeutics (the “Collaboration Products”) to treat or repair damaged articular hyaline cartilage in humans. The term of the Collaboration Agreement commenced upon the effective date, September 30, 2014, and continues until either written notice of termination is given by the Company within ninety days, or if either party creates a material breach that cannot be remedied within sixty days.

Under the terms of the Collaboration Agreement, the Company is solely responsible for the costs to develop and commercialize any Collaboration Products with the following exceptions: (i) the establishment of certain manufacturing capabilities and facilities; (ii) the cost of basic research related to Intrexon’s proprietary technology outside of costs related to the Collaboration Products; (iii) payments related to certain in-licensed third party IP; (iv) costs of filing, prosecution and maintenance of Intrexon patents; and (v) any other costs mutually agreed upon as being the responsibility of Intrexon. As partial consideration, the Company will pay commercialization milestones totaling $12,000, if and when achieved, and sales milestones totaling $22,500, if and when achieved. The milestone payments are payable in cash or shares of the Company’s common stock at the option of the Company. In the event the Company is sold prior to making any of these milestone payments and the Collaboration Agreement is transferred in the sale, the milestone payments would be payable in cash. The Company is also required to make low double digit royalty payments to Intrexon on any gross profit arising from the sale of Collaboration Products and to pay an intermediate double digit percentage of any sublicensing revenue it receives.

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product. Total incurred expenses were $1,525 and $1,434 for the six months ended June 30, 2016 and 2015. The total accrued expenses due Intrexon at June 30, 2016 and December 31, 2015 was $2,288 and $1,546 respectively. Amounts are reflected as current liabilities in the condensed consolidated balance sheets.

11. SUBSEQUENT EVENTS

On July 14, 2016, the Company entered into a sponsored research agreement with Brigham and Women’s Hospital for development of cell-based meniscal repair. Pursuant to the agreement, the Company will pay the hospital a total of $168 in milestone payments over an eighteen-month period.

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

Overview

Histogenics Corporation (we, our or Histogenics) is a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart®, is being investigated in a Phase 3 clinical trial. NeoCart utilizes various aspects of our regenerative medicine platform to develop an innovative tissue implant intended to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. We believe that NeoCart is a disruptive therapy that has the potential to address many of the current challenges with the current treatment alternatives. NeoCart is a quick and easy procedure for the physician and may offer patients a more rapid and durable recovery, with fewer follow-on procedures. Joint, or articular, cartilage covers the ends of bones and allows for joints to glide smoothly with minimal friction. Cartilage damage, or chondral defects, can be caused by acute trauma, such as a bad fall or sports-related injury, or by repetitive trauma, such as general wear over time. Unlike other tissues in the body, joint cartilage has no innate ability to repair itself, making any injury permanent. Left untreated, even a small defect can expand in size and progress to debilitating arthritis, ultimately necessitating a joint replacement procedure.

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

We have devoted substantially all of our resources to the development of our regenerative medicine platform, the preclinical and clinical advancement of our product candidates, the creation and protection of related intellectual property and the provision of general and administrative support for these operations. We have generated revenue from the sale of products we no longer sell, collaboration activities and grants. We have funded our operations primarily through the private placement of preferred stock and convertible promissory notes, through commercial bank debt and the proceeds of our initial public offering.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $181.5 million as of June 30, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses in the near-term. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing activities as we:

•	conduct clinical trials of our product candidates;

•	continue scale up and improvement of our manufacturing processes;

•	continue with our manufacturing technology transfer;

•	continue our research and development efforts;

•	manufacture preclinical study and clinical trial materials;

•	hire additional clinical, quality control and technical personnel to conduct our clinical trials;

•	hire additional scientific personnel to support our product development efforts;

•	maintain, expand and protect our intellectual property portfolio;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	implement operational, financial and management systems; and

•	hire additional personnel to continue to operate as a public company.

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

Other Company Information

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012 and 2013. We have not recorded NOLs that as a result of these restrictions will expire unused. Accordingly, we have recorded a total limitation on our NOL carryforwards of $47.2 million at December 31, 2015.

At December 31, 2015, we had U.S. federal NOLs of $55.7 million, which may be available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2035.

As of June 30, 2016, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Research and development expenses	$5,794	$5,858	$(64)	-1%
General and administrative expenses	2,161	1,735	426	25
Other (expense), net	(83)	(40)	(43)	108

Research and Development Expenses. Research and development expenses were $5.8 million for the three months ended June 30, 2016 as compared to $5.9 million for the three months ended June 30, 2015. The decrease was primarily due to $441,000 of raw material purchases made in 2015 to support our ongoing clinical trial that were not repeated in 2016 and a reduction in consulting expense of approximately $250,000 in 2016 as compared to 2015. These amounts were partially offset by an increase in salary related costs of $450,000 due to increased headcount, an increase in stock-based compensation and depreciation of $75,000, and an increase in clinical trial costs of $62,000 in 2016.

General and Administrative Expenses. General and administrative expenses were $2.2 million for the three months ended June 30, 2016 as compared to $1.7 million for the three months ended June 30, 2015. The increase in expense of $426,000 was primarily due to approximately $280,000 of increased salary related costs for new hires, an increase of $120,000 of facility related costs partially due to sublease rent income earned in June 2015, an increase in legal fees of $90,000 and approximately $46,000 related to stock-based compensation expense from new option grants, partially offset by a decrease in accounting related costs of $110,000.

Other (Expense), Net. Net other expense was $83,000 for the three months ended June 30, 2016 as compared to $40,000 for the three months ended June 30, 2015. The $43,000 change was primarily due to an increase in our Delaware franchise tax.

Results of Operations

Six Month Periods Ended June, 2016 and 2015

The following table summarizes the results of our operations for the six month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Research and development expenses	$11,380	$11,622	$(242)	-2%
General and administrative expenses	4,373	3,844	529	14
Other (expense), net	(203)	(131)	(72)	55

Research and Development Expenses. Research and development expenses were $11.4 million for the six months ended June 30, 2016 as compared to $11.6 million for the six months ended June 30, 2015. The decrease was a result of purchases made in 2015 of $780,000 for raw materials to support our ongoing clinical trial that were not repeated in 2016 and a reduction in both consulting expense and patient recruiting costs of approximately $222,000 and $300,000, respectively, in 2016 as compared to 2015. These amounts were partially offset by an increase in salary related costs of approximately $600,000 due to increased headcount, an increase in clinical trial costs of $310,000 and an increase in stock-based compensation and depreciation of $150,000 in 2016.

General and Administrative Expenses. General and administrative expenses were $4.4 million for the six months ended June 30, 2016 as compared to $3.8 million for the six months ended June 30, 2015. The increase in expense of $530,000 was primarily due to approximately $450,000 in increased salary related costs as a result of new hires, approximately $90,000 of increased recruiting fees, a $200,000 increase in facility related costs partially due to sublease rent income earned in June 2015, $45,000 in legal fees, and approximately $110,000 related to stock-based compensation expense from new option grants partially offset by a decrease in accounting related costs of $365,000.

Other (Expense), Net. Net other expense was $203,000 for the six months ended June 30, 2016 as compared to net other expense of $131,000 for the six months ended June 30, 2015. The $72,000 change was primarily due to an increase in our Delaware franchise tax.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at June 30, 2016 of $181.5 million. We anticipate that we will continue to incur net losses for the next several years.

Through June 30, 2016, we have funded our consolidated operations primarily through the funds raised in our IPO, the private placement of preferred stock and convertible notes, commercial bank debt and, to a limited extent, revenue from product sales, collaboration activities and grants. In May 2014, we issued 955,565 shares of our Series A-1 Preferred Stock for net proceeds of $10.3 million in cash. In December 2014, we closed our IPO whereby we sold 6,374,091 shares of our common stock (inclusive of 465,000 shares of common stock sold pursuant to partial exercise of the overallotment option granted to the underwriters in connection with the offering) for net proceeds of $61.3 million in cash. As of June 30, 2016, we had cash and cash equivalents of $15.9 million.

We believe that our existing cash and cash equivalents of $15.9 million as of June 30, 2016 will be sufficient to fund our projected cash needs into the first quarter of 2017. We will require additional capital to complete the enrollment of the NeoCart clinical trial, and for the further development of our existing product candidates. To meet our capital needs, we intend to raise additional capital through debt or equity financings, or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, result of operations and financial condition. These conditions raise substantial doubt about our ability to continue as a going concern.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(in thousands)
Net cash used in operating activities	$(14,384)	$(16,155)	$1,771	-11%
Net cash used in investing activities	(314)	(1,320)	1,006	(76)
Net cash (used in) provided by financing activities	(291)	4,637	(4,928)	(106)

Net decrease in cash and cash equivalents	$(14,989)	$(12,838)	$(2,151)	17%

Operating Activities

Cash used in operating activities decreased $1.8 million to $14.4 million for the six months ended June 30, 2016 from $16.2 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, the net cash used for operating activities of $14.4 million consisted primarily of our net loss of $15.9 million, a $0.3 million net change in operating assets and liabilities partially offset by non-cash expenses of $1.2 million. During the six months ended June 30, 2015, the net cash used for operating activities of $16.2 million consisted primarily of our net loss of $15.6 million and a $1.8 million net change in operating assets and liabilities and a $60,000 charge for deferred rent and lease incentive, partially offset by stock-based compensation expense of $0.5 million and depreciation expense of $0.8 million.

Investing Activities

Cash used in investing activities decreased $1.0 million to $314,000 for the six months ended June 30, 2016 from $1.3 million for the six months ended June 30, 2015. The decreased use of cash was related to a reduction in purchases of property and equipment, primarily lab equipment.

Financing Activities

Cash provided by financing activities decreased $4.9 million to a usage of $291,000 for the six months ended June 30, 2016 from $4.7 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we made payments on our equipment line of credit totaling $291,000. During the six months ended June 30, 2015, we received net proceeds of $4.7 million from the partial exercise of the underwriters’ overallotment option.

Operating Capital Requirements

Historically, we have generated minimal product revenue from therapeutic product sales of BioCart in Israel. In 2011, we suspended sales of BioCart in the Israeli market for strategic reasons. We do not expect to generate significant revenue from therapeutic product sales unless and until we obtain regulatory approval for and commercialize NeoCart or our future product candidates. We anticipate that we will continue to incur losses for the next several years in connection with the continuing development of NeoCart. In addition, we expect the losses to increase as we seek regulatory approvals for NeoCart and our future product candidates, and begin to commercialize any approved products. We are subject to all risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in the future in connection with our continuing operations.

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

Our forecast that our financial resources will be adequate to support our operations into the first quarter of 2017 is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

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

Loan and Security Agreements

Equipment Line of Credit

In July 2014, we entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.75 million through June 30, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit.

In accordance with the terms of the equipment line of credit, we issued a warrant to Silicon Valley Bank in July 2014 to purchase 6,566 shares of our common stock at an exercise price per share of $7.99.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of June 30, 2016 and December 31, 2015, $1.05 million and $1.34 million, respectively, of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of June 30, 2016, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

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

The global economic downturn and market instability has made the business climate more volatile and more costly. In addition, the United Kingdom’s recent decision to exit the European Union (Brexit) could contribute to instability and volatility in the global financial and foreign exchange markets. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on acceptable terms, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations and sustain currently projected cash needs into the first quarter of 2017. Our expectations are based on management’s current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs or other unanticipated increases in spending related to circumstances outside of our control, including, without limitation, costs associated with litigation or other legal proceedings, hiring of additional personnel or procurement of additional raw materials. Our existing cash and cash equivalents will not be sufficient to complete the advanced clinical development of NeoCart or any clinical development of any future product candidates that would be necessary to support an application for regulatory approval. Accordingly, we will continue to require substantial additional capital. In order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources.

Our fundraising efforts to secure additional financing will divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, reduce or discontinue the development or commercialization of one or more of our product candidates or curtail our operations, which will have an adverse effect on our business, operating results and prospects.

We are a clinical-stage regenerative medicine company with a limited operating history of developing late-stage product candidates. There is a limited amount of information about us upon which to evaluate our product candidates and business prospects, making an investment in our common stock unsuitable for many investors.

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

We commenced our first clinical trial in 2005, and we have a limited operating history developing clinical-stage regenerative medicine products upon which you can evaluate our business and prospects. In addition, besides our current ongoing Phase 3 clinical trial we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, such as regenerative medicine. For example, to execute our current business plan we will need to successfully:

•	execute our research and development strategies, including successfully enrolling and completing our clinical trial program for NeoCart;

•	manufacture NeoCart and constituent products contained in NeoCart for our ongoing Phase 3 clinical trial of NeoCart;

•	complete the transition of the NeoCart raw material manufacturing process to our in-house facilities and satisfy the U.S. Food and Drug Administration (FDA) as to the comparability of such raw materials to those manufactured by third parties for use in our NeoCart clinical trials;

•	secure additional funding as may be needed; including, without limitation, in order to complete our Phase 3 clinical trial of NeoCart;

•	obtain required regulatory approvals for the manufacturing and commercialization of NeoCart;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	continue to build and maintain a strong intellectual property portfolio;

•	recruit and retain qualified executive management personnel;

•	build and maintain appropriate research and development, clinical, sales, manufacturing, financial reporting, distribution and marketing capabilities on our own or through third parties;

•	expand potential indications of NeoCart and our regenerative medicine platform;

•	gain broad market acceptance for our product candidates; and

•	develop and maintain successful strategic relationships.

If we are unsuccessful in accomplishing any of these objectives, we may not be able to develop product candidates, raise capital, expand our business or continue our operations.

If we encounter difficulties enrolling patients in our clinical trials, including our NeoCart Phase 3 clinical trial, our clinical development activities could be delayed or otherwise adversely affected.

We are required to identify and enroll a sufficient number of patients that meet inclusion criteria under investigation for NeoCart. We will need to enroll the remaining patients in a timely manner in order to complete the trial. There is a limited patient population from which to draw participants in clinical trials. Due to the need to find patients with few or no concomitant joint disease, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are a limited number of specialized orthopedic surgeons that perform cartilage repair implantation procedures and among physicians who perform such procedures, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of NeoCart. For example, in November 2015 we changed our guidance for the completion of patient enrollment in the NeoCart Phase 3 clinical trial from June 2016 to June 2017 based on enrollment trends in November 2015 not meeting our expectations. Our ability to enroll patients in our clinical trials is affected by a number of factors including:

•	the size and nature of the patient population;

•	the design of the trial protocol for our NeoCart Phase 3 clinical trial;

•	the eligibility and exclusion criteria for the trial in question;

•	the availability of competing therapies and competing clinical trials, and physician and patient perception of NeoCart and our other product candidates being studied in relation to these other potential options;

•	the efforts to facilitate timely enrollment in our NeoCart Phase 3 clinical trial;

•	the ability to identify, solicit and recruit a sufficient number of patients;

•	the ability to obtain and maintain patient consent;

•	the number and location of clinical sites in our NeoCart Phase 3 clinical trial;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the availability of time and resources at the institutions where clinical trials are and will be conducted;

•	the availability of raw materials and the possibility of raw materials expiring prior to their use;

•	the presence of concomitant joint disease in patients under investigation;

•	the study endpoints such as pain that rely on subjective patient reported outcomes;

•	the ability to monitor patients adequately during and after treatment; and

•	the risk that enrolled subjects will drop out before study completion.

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

We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collagen Solutions during our NeoCart Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever. Therefore, we have engaged Collagen Solutions in order to establish a relationship and work with the FDA as appropriate to complete any necessary comparability approvals in advance of commercialization, if ever.

Although we do not anticipate changes to the raw materials, formulations or properties, nor do we anticipate changes to the NeoCart manufacturing process or finished product specifications as a result of the transfer, we are required to demonstrate to the FDA that the raw materials manufactured in our facility, and which may be manufactured under our direction in third party facilities (including, without limitation, facilities operated by Collagen Solutions) are comparable to the raw materials that were manufactured in the previous contract manufacturers’ facilities. Demonstrating comparability requires evidence that the product is consistent with that produced for the clinical trial to assure that the technology transfer does not affect safety, identity, purity or efficacy during the expansion from pilot scale to full scale production. For example, in April 2016, the FDA approved our submission which provided equivalence data for the collagen manufactured at our Lexington, Massachusetts facility, meaning that the collagen manufactured at such facility will require no further additional data or actual patience equivalence studies.

In the future, the FDA may determine that such analytical data is not sufficient to prove comparability of the raw materials produced at our in-house manufacturing sites, or the sites of third parties under our direction, to the raw materials sourced from external vendors for earlier clinical trial work, including the NeoCart Phase 3 clinical trial. If this is the case, the FDA may require that we provide additional preclinical or clinical data to provide evidence to support the comparability of the raw materials. The size, scope, length and costs of any new or supplemental clinical trials that may be required by the FDA to provide such data are not known at this time. Failure or delay in obtaining FDA approval of the comparability of our NeoCart raw materials or the FDA requiring us to provide clinical data may result in delays to our current projected timelines and could have an adverse effect on our business, operating results and prospects.

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

We are heavily dependent on the success of our lead product candidate NeoCart, which is still under development in a Phase 3 clinical trial. If we are unable to commercialize NeoCart in the future, or experience significant delays due to manufacturing or otherwise in doing so, our business will be materially harmed.

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

If we are not successful in commercializing NeoCart, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. Our ability to successfully commercialize NeoCart will depend, among other things, on our ability to:

•	complete the enrollment of our NeoCart Phase 3 clinical trial;

•	successfully complete and produce NeoCart implants for our clinical trials;

•	produce, through a validated process, NeoCart in quantities sufficiently large to permit successful commercialization;

•	receive marketing approvals from the FDA and similar foreign regulatory authorities;

•	launch commercial sales of NeoCart; and

•	secure acceptance of NeoCart in the medical community and with third-party payors.

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $22.8 million in 2014 and $32.0 million in 2015. As of December 31, 2015 and June 30, 2016, we had an accumulated deficit of $165.5 million and $181.5 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and our future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our operations as a public company. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations.

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

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our current NeoCart Phase 3 clinical trial or any of our future development partners’ clinical trials;

•	we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the use of results from studies that served as precursors to our current or future product candidates;

•	such authorities may find deficiencies in our manufacturing processes or facilities or those of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

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

Even if we successfully develop and obtain regulatory approval for NeoCart and our future product candidates, the market may not understand or accept them. NeoCart and our future product candidates represent novel treatments and are expected to compete with a number of surgical options and more conventional products and therapies manufactured and marketed by others, including major pharmaceutical and biotechnology companies. The degree of market acceptance of any of our developed and potential product candidates will depend on a number of factors, including:

•	the clinical safety and effectiveness of NeoCart and our future product candidates and their perceived advantage over alternative treatment methods, if any;

•	the design of the trial protocol for our NeoCart Phase 3 clinical trial;

•	adverse events involving NeoCart and our future product candidates or the products or product candidates of others; and

•	the cost of our products and the reimbursement policies of government and private third-party payors.

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

The current tissue engineering processor (TEP) in our Waltham facility is resource dependent due to the single-unit capacity. We are developing a multi-unit NeoCart reactor design which we believe would alleviate the capacity restraints currently resulting from our single-unit processors and expect to increase capacity to a maximum of 2,500 units per year at the existing Waltham, Massachusetts facility. We currently expect to begin implementation of a multi-reactor unit during the first year of product commercialization, thus providing adequate capacity to meet expected demand through the first two years of commercialization from our Waltham facility. The FDA may not, however, approve implementation of the multi-unit NeoCart reactor or approval may be delayed which could result in capacity limitation or high unit costs depending upon the length of the delay. We are collaborating with a development corporation to design the multi-unit reactor.

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

We are a party to technology licenses that are important to our business and we may enter into additional licenses in the future. We currently hold material licenses from Purpose Co., Ltd., Angiotech Pharmaceuticals (US), Inc., Angiodevice International GmbH, the Board of Trustees of The Leland Stanford Junior University, Yeda Research and Development Co., Ltd., Koken Co., Ltd., Intrexon and Advanced BioMatrix, Inc. The rights licensed under these agreements, including rights relating to our scaffolds, tissue processor, bioadhesives and growth factors, are material to our regenerative medicine platform and the continued development of NeoCart and our future product candidates. These licenses impose various commercial, contingent payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our license agreements and our ability to develop or commercialize product candidates. Any termination or reversion of our rights to under the foregoing agreements may have a material adverse effect on our business, prospects and results of operations. Our Exclusive Channel

Collaboration Agreement (the ECC) with Intrexon Corporation (Intrexon) provides that Intrexon may terminate such agreement if we do not perform certain specified requirements, including developing therapies considered demonstrably superior to existing therapies and those under development by us.

The technologies on which our channel partnering agreement with Intrexon is based are currently in preclinical and clinical stages of development. The intellectual property of Intrexon underlying the ECC may be subject to infringement or other challenges, similar to those we face, as set forth elsewhere in these risk factors.

Our ECC with Intrexon that provides for the worldwide exclusive use of Intrexon’s proprietary synthetic biology technology platform for the development and commercialization of allogeneic genetically modified chondrocyte cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans. Such technologies have a limited history of use in the design and development of human therapeutic product candidates and may therefore involve unanticipated risks or delays. We cannot assure that any product candidates developed from this collaboration will result in nonclinical results sufficient to warrant the advancement of such product candidates into human clinical trials.

To the extent the intellectual property protection of any of the assets owned or licensed by Intrexon utilized under our ECC with Intrexon are successfully challenged or encounter problems, including, without limitation, restrictions on freedom to operate, with the United States Patent and Trademark Office or other comparable agencies throughout the world, the future development or commercialization, if any, of these potential products could be delayed or prevented. Any challenge to the intellectual property protection of intellectual property owned or licensed by Intrexon of a potential development asset arising from our ECC with Intrexon could harm our business have an adverse effect on our financial condition and results of operations.

We will incur additional expenses in connection with our exclusive channel collaboration arrangement with Intrexon.

Pursuant to our ECC with Intrexon, we are responsible for future research and development expenses of product candidates developed under each such collaboration, the effect of which may increase the level of our overall research and development expenses going forward.

We have incurred $3.1 million and $1.5 million as of December 31, 2015 and June 30, 2016, respectively, in connection with our collaboration with Intrexon. In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives of Intrexon and us, future development costs associated this program may be difficult to anticipate and may exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, as of August 9, 2016, our common stock has traded as low as $1.39 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

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

In recent months and years, the stock market in general, and the market for pharmaceutical and biotechnological companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. In addition, Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability and volatility in global financial markets. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

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

As of August 9, 2016, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 74.6% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline.

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. As of August 9, 2016, we have 13,274,407 outstanding shares of common stock, 4,568,655 of which are beneficially owned by directors, executive officers and other affiliates and will be subject to volume and other limitations under Rule 144 under the Securities Act.

The 1,347,630 shares that are subject to outstanding options as of August 9, 2016 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

Some of our existing security holders have demand and piggyback rights to require us to register with the SEC up to 4,479,418 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates. We have registered an additional 1,948,334 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, contractual lock-up agreements, or Rule 144 transfer restrictions applicable to affiliates.

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

Histogenics Corporation

Dated: August 11, 2016	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2016	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

10.33*†	First Amendment to License Agreement, dated May 9, 2016, between the Registrant and Purpose Co., Ltd., f/k/a Takagi Sangyo Co. Ltd.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. The omitted portions of this exhibit have been filed with the Securities and Exchange Commission.

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