Form 10-Q
period 2016-09-30
HISTOGENICS CORP
filed 2016-11-10
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, there were 15,930,708 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of enrollment, commencement and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	our securities’ or industry analysts’ expectations regarding the timing and success of enrollment in our clinical trials;

•	the scope, progress and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, the timing of our future profitability;

•	our technology manufacturing location and partners;

•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;

•	our ability to establish and maintain development partnerships;

•	our need for additional financing and our ability to raise additional funds on commercially reasonable terms;

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our regenerative medicine platform;

•	our expectations regarding competition;

•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to attract or retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2016. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$37,994	$30,915
Prepaid expenses and other current assets	201	321

Total current assets	38,195	31,236
Property and equipment, net	4,263	5,213
Intangible asset, net	200	200
Restricted cash	137	137

Total assets	$42,795	$36,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,665	$2,024
Accounts payable due to Intrexon Corporation	135	229
Accrued expenses	1,484	1,444
Accrued expenses due to Intrexon Corporation	2,802	1,546
Current portion of deferred rent	133	126
Current portion of deferred lease incentive	407	407
Current portion of equipment loan	583	583

Total current liabilities	7,209	6,359
Deferred rent, long-term	349	451
Deferred lease incentive, long-term	712	1,017
Equipment loan, long-term	324	761
Warrant liability	30,165	—

Total liabilities	38,759	8,588

Commitments and contingencies (Note 5)

Stockholders’ equity:

Preferred stock, $0.01 par value; authorized shares—10,000,000 at September 30, 2016 and December 31, 2015; 24,158.8693 shares issued and outstanding at September 30, 2016 and 0 shares issued and outstanding at December 31, 2015	—	—
Common stock, $0.01 par value; authorized shares—100,000,000 at September 30, 2016 and December 31, 2015; 15,871,965 shares issued and outstanding at September 30, 2016 and 13,273,470 shares issued and outstanding at December 31, 2015	159	132
Additional paid-in capital	194,713	193,631
Accumulated deficit	(190,836)	(165,565)

Total stockholders’ equity	4,036	28,198

Total liabilities and stockholders’ equity	$42,795	$36,786

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,880	5,848	16,260	17,470
General and administrative	1,768	2,191	6,141	6,035

Total operating expenses	6,648	8,039	22,401	23,505

Loss from operations	(6,648)	(8,039)	(22,401)	(23,505)
Other (expense) income:
Interest expense, net	(20)	(23)	(55)	(111)
Other expense, net	(130)	(16)	(298)	(59)
Warrant expense	(3,056)	—	(3,056)	—
Change in fair value of warrant liability	539	—	539	—

Total other expense, net	(2,667)	(39)	(2,870)	(170)

Net loss	$(9,315)	$(8,078)	$(25,271)	$(23,675)

Loss attributable to common stockholders—basic and diluted	$(9,234)	$(8,078)	$(25,197)	$(23,675)

Loss per common share—basic and diluted	$(0.70)	$(0.61)	$(1.90)	$(1.79)

Weighted-average shares used to compute loss per common share—basic and diluted	13,297,546	13,238,997	13,279,833	13,218,765

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,271)	$(23,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,267	1,182
Deferred rent and lease incentive	(400)	(191)
Stock-based compensation	1,080	854
Change in fair value of warrant	(539)	—
Warrant expense	3,056	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	120	431
Other non-current assets	—	467
Accounts payable	(358)	(3,139)
Accounts payable due to Intrexon Corporation	(94)	253
Accrued expenses	40	(1,545)
Accrued expenses due to Intrexon Corporation	1,256	2,311

Net cash used in operating activities	(19,843)	(23,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(317)	(1,818)

Net cash used in investing activities	(317)	(1,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants, net of issuance costs	27,674	—
Proceeds from overallotment, net of issuance costs of $377	—	4,738
Repayments on equipment term loan	(437)	(260)
Proceeds from exercise of stock options	2	40

Net cash provided by financing activities	27,239	4,518

Net increase(decrease) in cash and cash equivalents	7,079	(20,337)
Cash and cash equivalents—Beginning of period	30,915	58,060

Cash and cash equivalents—End of period	$37,994	$37,723

Supplemental Disclosure of Non-Cash Items:
Fair market value of private placement warrants at issuance	$30,704	$—

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share data)

1. NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company is a regenerative medicine company engaged in developing and commercializing products in the musculoskeletal segment of the marketplace. The Company combines cell therapy and tissue engineering technologies to develop products for tissue repair and regeneration and is initially focused on patients suffering from cartilage-derived pain and immobility. The Company’s most advanced product, NeoCart, is currently in a Phase 3 clinical trial in the United States (the “U.S.”) under a special protocol assessment with the U.S. Food and Drug Administration (“FDA”) for the treatment of knee cartilage damage.

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

On September 29, 2016, the Company closed a private placement of common stock, preferred stock and warrants, contemplated by a securities purchase agreement dated September 15, 2016, with certain institutional and accredited investors. The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.7 million. (See Note 6 for further discussion of the private placement.) Since its inception, the Company has devoted substantially all of its efforts to product development, recruiting management and technical staff, raising capital, starting up production and building infrastructure and has not yet generated revenues from its planned principal operations. Expenses have primarily been for research and development and related administrative costs.

The Company is subject to a number of risks. The developmental nature of its activities is such that significant inherent risks exist in the Company’s operations. Principal among these risks are the successful development of therapeutics, successfully enrolling patients in its clinical trials in a timely manner, obtaining regulatory approval for any of its product candidates in any jurisdiction, compliance with government regulations, ability to obtain adequate financing, protection of proprietary therapeutics, fluctuations in operating results, dependence on key personnel and collaborative partners, adoption of the Company’s products by the physician community, rapid technological changes inherent in the markets targeted, and substitute products and competition from larger companies.

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and cash flow deficits from operations for the nine months ended September 30, 2016 and 2015. The Company has financed operations to date primarily through private placements of equity securities, including the sale of common stock and preferred stock, and the related issuance of warrants in September 2016, the issuance of common stock in the initial public offering completed in December 2014, and borrowings under debt agreements. The Company has incurred losses and negative cash flows from operations resulting in an accumulated deficit at September 30, 2016 of $190.8 million. The Company anticipates that it will continue to incur net losses for the next several years. The Company believes that its existing cash and cash equivalents will be sufficient to fund its projected cash needs into the middle of 2018. The Company will require additional capital to complete the filing of a biologics license application with the FDA and commercialize NeoCart, if approved, and for the future development of its existing product candidates.

Basis of Accounting

The condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim condensed consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016.

The condensed consolidated financial statements include the accounts of Histogenics Corporation and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2016, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. The amounts reclassified impact Accounts Payable and Accrued Expenses and Accounts Payable due to Intrexon Corporation (“Intrexon”) and Accrued Expenses due to Intrexon for the nine months ended September 30, 2015 and the year ended December 31, 2015.

Segment and Geographic Information

Information about the Company’s operations in different geographic regions is presented in the tables below:

	September 30,	December 31,
	2016	2015
Long-lived assets:
United States	$4,257	$5,204
Israel	6	9

Total long-lived assets	$4,263	$5,213

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of September 30, 2016 and December 31, 2015, other than the money market fund described in the “Cash and Cash Equivalents” section below, and there were no material re-measurements of fair value with respect to financial assets and liabilities during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. Other than the warrants issued in connection with the private placement transaction which closed on September 29, 2016, the Company had no assets or liabilities classified as Level 3 as of September 30, 2016. There were no assets or liabilities classified as Level 3 as of December 31, 2015. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2016 and 2015.

The fair value of the warrants was determined using a Monte Carlo simulation model. This model incorporated several assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the historical volatility of the price of the Company’s common stock, the remaining contractual term of the warrant and estimates of the probability of a fundamental transaction occurring. (See Note 6 for further discussion of the private placement) This valuation is considered a Level 3 valuation.

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2016
Assets:
Money market funds	$7,790	$7,790	$—	$—
Liabilities:
Warrant liability	$30,165	$—	$—	$30,165
December 31, 2015
Money market funds	$25,764	$25,764	$—	$—

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

As of September 30, 2016
Beginning balance	$—
Issuance of warrants,	30,704
Change in fair value of warrant liability	(539)

Ending balance	$30,165

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2016, cash and cash equivalents comprise cash deposits of $30,204 and money market funds of $7,790.

The money market funds are measured at fair value on a recurring basis based on quoted market prices.

Intangible Asset

As of September 30, 2016 and December 31, 2015, the Company’s intangible asset consists of acquired in-process research and development (“IPR&D”).

For the nine months ended September 30, 2016 and 2015, the Company determined that there were no triggering events indicating impairment of its IPR&D. Intangible assets, net of accumulated impairment charges, are summarized as follows:

	As of September 30, 2016			As of December 31, 2015
	Cost	Accumulated Impairment	Net Book Value	Cost	Accumulated Impairment	Net Book Value
IPR&D	$630	$(430)	$200	$630	$(430)	$200

	$630	$(430)	$200	$630	$(430)	$200

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

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the three and nine months ended September 30, 2016. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

Warrant Accounting

As noted in Note 6, the Company classified a warrant to purchase shares of its common stock as a liability on its consolidated balance sheet if the warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model and net of issuance costs, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

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

In February 2016, the FASB, issued ASU, 2016-02- Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements or related disclosures.

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

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine month periods ended September 30, 2016 and 2015 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(9,315)	$(8,078)	$(25,271)	$(23,675)
Net Loss attributable to Series A Preferred Stock	(81)	—	(74)	—

Earnings (loss) attributable to common stockholders—basic and diluted	$(9,234)	$(8,078)	$(25,197)	$(23,675)

Denominator:
Weighted-average number of common shares used in earnings (loss) per share—basic and diluted	13,297,546	13,238,997	13,279,833	13,218,765

Earnings (loss) per share—basic and diluted	$(0.70)	$(0.61)	$(1.90)	$(1.79)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unvested restricted stock and options to purchase common stock	882,887	1,233,494	882,887	1,233,494
Warrants exercisable into common stock	13,633,070	170,102	13,633,070	170,102

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2016	2015
Office equipment	$539	$539
Laboratory equipment	4,442	4,337
Leasehold improvements	7,683	7,683
Construction in progress	759	547
Software	96	96

Total property and equipment	13,519	13,202
Less: accumulated depreciation	(9,256)	(7,989)

Property and equipment, net	$4,263	$5,213

Depreciation expense related to property and equipment amounted to $404 and $414 for the three months ended September 30, 2016 and 2015, respectively, and $1,267 and $1,182 for the nine months ended September 30, 2016 and 2015, respectively.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and research facilities in Waltham and Lexington, Massachusetts under non-cancellable operating leases that expire at various dates through year 2023. Terms of the agreements generally provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses. The Company’s wholly-owned subsidiary, ProChon, also leased a facility in Woburn, Massachusetts which expired during the second quarter of 2016. The Company did not renew the lease.

Rent expense under operating lease agreements amounted to approximately $248 and $266 for the three months ended September 30, 2016 and 2015, respectively, and $742 and $857 for the nine months ended September 30, 2016 and 2015, respectively.

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

Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent application, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of September 30, 2016, the Company has paid an aggregate $3,200 in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3,000 payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of September 30, 2016, the Company has paid an aggregate $722 in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of September 30, 2016, the Company has paid an aggregate $991 in royalty and sub-license payments under the terms of the Sub-License Agreement.

The Sub-License Agreement was amended and restated in June 2012. Under the amended and restated agreement, the Company made Purpose the sole supplier of equipment the Company uses in its manufacturing processes, and granted Purpose distribution rights of the Company’s products for certain territories. In exchange, Purpose allowed for the use of its technology (owned or licensed) and manufactured and serviced exogenous tissue processors used by the Company. Under the terms of the agreement, as amended, Purpose granted the Company: (a) exclusive rights to all of Purpose’s technology (owned or licensed) related to the exogenous tissue processors, (b) continued supply of exogenous tissue processors during the Company’s clinical trials, and (c) rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, the Company granted Purpose an exclusive license in Japan for the use of all of the Company’s technology and made a payment of $250 to reimburse Purpose for development costs on a next generation tissue processor.

In May 2016, the Original Agreement was amended whereby the Company acquired the development and commercialization rights to NeoCart for the Japanese market from Purpose. Under the terms of the amended agreement, the Company assumes sole responsibility for and rights to the development and commercialization of NeoCart in Japan. In exchange for the transfer of development and commercialization rights, the Company will pay a success-based milestone to Purpose upon conditional approval of NeoCart in Japan, as well as commercial milestones and a low single digit royalty on Japanese sales of NeoCart, upon full approval, if any, in Japan

In addition to the above, the Company’s future commitments under the terms of the Original Agreement and Sub-License Agreement include:

•	A minimum non-refundable annual royalty fee of $20, for the life of the license;

•	An additional, non-refundable annual royalty fee of $30 from 2016 through 2019;

•	$10,200 in potential milestone payments; and

•	Low single digit royalties on net sales of a licensed product.

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

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, as of September 30, 2016, the Company made total payments in an aggregate amount of $567, of which $190 was made in the second quarter of 2016 after acceptance of the final product. There are no additional payments due under this agreement.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. Pursuant to the agreement, starting 12 months after entering into the agreement, the Company will be required to order a minimum amount of material and/or services totaling $150 from the Supplier in each calendar year until the expiration of the initial term of the agreement. The Company also committed to pay a non-refundable payment totaling $123 by the end of 2015. This expense was recorded to research and development expense as of December 31, 2015. As of September 30, 2016, the Company has paid $93 under the terms of the agreement. The remaining amount of $30 is expected to be paid in the fourth quarter of 2016.

6. CAPITAL STOCK

On September 29, 2016, the Company closed the private placement contemplated by the securities purchase agreement (the “Purchase Agreement”), dated September 15, 2016, between the Company and certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the condensed consolidated statements of operations.

The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement , or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. Upon a fundamental transaction, the holders of the warrant may require the Company to purchase any unexercised warrants in an amount equal to the Black-Scholes value of the option. A fundamental transaction is defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The warrants will be exercisable following approval of the Private Placement by our stockholders and expire five years after the date of such stockholder approval. The Company determined the warrants are classified as a liability on the Balance Sheet because they contain a provision whereby in a fundamental transaction (as described above), the holder can elect to receive either the amount they are entitled to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $30,400 and approximately $400 excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings in the third quarter of 2016 and is included in warrant expense within the condensed consolidated statement of operations. In connection with the Private Placement, the Company incurred expenses of $2,326 included in warrant expense within the condensed consolidated statements of operations.

Concurrent with the closing of the Private Placement, the Company’s Certificate of Incorporation was amended by the filing of a Certificate of Designation to create the Series A Preferred Stock. The Series A Preferred Stock has a par value of $0.01 and each share is convertible into 444.44 shares of common stock, at a conversion price of $2.25 per share, at the option of the holder. The Series A Preferred Stock has no voting rights and is only entitled to dividends as declared on an as-converted basis. The Series A Preferred Stock contains no liquidation preferences or redemption rights and shares in distributions of the Company on an as-converted basis with the common stock.

As part of the Private Placement, affiliates of certain members of the Company’s Board of Directors purchased an aggregate of 283,046 shares of common stock, an aggregate of 2,563.1439 shares of Series A Preferred Stock and received warrants to purchase up to 1,422,221 shares of common stock at an exercise price of $2.25 per share in the Private Placement. These amounts are included in the amounts noted above.

7. WARRANTS

Investor Warrants

In September 2016, in connection with the Private Placement, the Company issued common stock warrants to the investors to purchase up to 13,333,334 shares of our common stock at an exercise price of $2.25 per share. The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. The warrants will be exercisable following approval of the Private Placement by our stockholders and expire five years after the date of such stockholder approval. The warrants were valued at $2.28 using a Monte Carlo simulation and are marked-to-market on a quarterly basis with the change in value recorded as warrant expense or income on the condensed consolidated statements of operations.

Placement Agent Warrants

In September 2016, in connection with the Private Placement, the Company issued HCW and certain of its affiliates warrants for the purchase of 133,333 shares of common stock at an exercise price of $2.25 per share. The HCW warrants will become exercisable following approval of the Private Placement by our stockholders and expire five years after the date on which such stockholder approval is obtained. The warrants were valued using a Monte Carlo simulation and is marked-to-market on a quarterly basis with the change in value recorded as warrant expense or income on the condensed consolidated statements of operations.

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vests and becomes exercisable in monthly installments over 24 months beginning September 30, 2015 and expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2015, the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares eligible for exercise under the warrant. The remaining 3,699 shares were vested and exercisable on December 31, 2015 and September 30, 2016. The related warrant expense is included in general and administrative expenses on a straight-line basis over the expected service period, which is the vesting period.

Affiliates of an Advisor Warrant

In connection with the issuance of the Series A Preferred Stock on July 20, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants of $117 was estimated using the Black-Scholes option pricing model and was recorded as a reduction to Series A Preferred Stock and a credit to additional paid-in capital. On December 8, 2014, the Company completed its initial public offering and warrants for 5,839 shares of common stock were surrendered to partially settle a related liability and common stock was issued by the Company to Purpose for the warrant shares surrendered. As of September 30, 2016, and December 31, 2015, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 are outstanding.

Equipment Line of Credit Warrant

In July 2014, the Company granted Silicon Valley Bank a warrant to purchase 6,566 shares of common stock at a per share exercise price of $7.99 as discussed in Note 10. The warrant is exercisable, in whole or in part, immediately and may be exercised on a cashless basis and expires on the tenth anniversary of issuance. The fair value of the warrant as of July 9, 2014 was estimated at $51 with the following inputs: (a) risk-free interest rate of 2.58%; (b) implied volatility of the Company’s common stock of 87%; (c) the expected term of 10 years. The fair value of the warrant was recorded as a debt issuance cost with a corresponding credit to additional paid-in capital.

8. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the nine months ended September 30, 2016 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,229,339	$7.32
Granted	214,840	2.51
Exercised	(3,685)	0.76
Cancelled	(111,430)	4.92

Outstanding at September 30, 2016	1,329,064	$6.77	8.4	$266

Vested and expected to vest at September 30, 2016	1,248,103	$6.78	8.4	$253

Exercisable at September 30, 2016	449,478	$7.05	7.9	$130

As of September 30, 2016, the unrecognized compensation cost related to outstanding options was $2,744 and is expected to be recognized as expense over approximately 2.13 years. As of September 30, 2016, the weighted average grant date fair value of vested options was $4.96 and the weighted average grant date fair value of shares outstanding was $4.15.

The weighted average grant date fair value per share of employee option grants was $2.47 and $3.22 for the three months ended September 30, 2016 and 2015, respectively, and $1.40 and $4.55 for the nine months ended September 30, 2016 and 2015, respectively.

Restricted stock awards under the 2012 Plan and 2013 Plan for the three months ended September 30, 2016 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	5,190	$1.07
Vesting of restricted stock	(1,889)

Unvested at September 30, 2016	3,301	$0.71

As of September 30, 2016, the unrecognized compensation cost related to restricted stock awards was $1 and is expected to be recognized as expense over approximately 0.52 years.

Stock-Based Compensation Expense

The Company granted stock options to employees during the three and nine months ended September 30, 2016 and 2015. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using a Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $435 and $362 for the three months ended September 30, 2016 and 2015, respectively, and $1,080 and $854 for the nine months ended September 30, 2016 and 2015, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$126	$126	$364	$319
General and administrative	309	236	716	535

Total stock-based compensation expense	$435	$362	$1,080	$854

Stock-based compensation by award type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$434	$361	$1,078	$851
Restricted stock	1	1	2	3

Total stock-based compensation expense	$435	$362	$1,080	$854

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.36%	1.73%	1.39%	1.67%
Expected volatility	85.2%	60.1%	59.7%	62.8%
Expected term (in years)	6.08	6.08	6.08	6.04
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.53%	1.79%	1.59%	1.66%
Expected volatility	63.2%	60.8%	63.6%	63.3%
Expected term (in years)	6.97	7.48	7.00	5.81
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

9. INCOME TAXES

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

10. EQUIPMENT LOAN PAYABLE

As of September 30, 2016 and December 31, 2015, the Company had the following outstanding borrowing obligations (in thousands):

	September 30,	December 31,
	2016	2015
Silicon Valley Bank Equipment Loan Payable	$907	$1,344

Less: current portion	(583)	(583)

Long-term debt, net	$324	$761

In July 2014, the Company entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1,750 million through March 31, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest, with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw, as published in the Wall Street Journal. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit.

In accordance with the terms of the equipment line of credit, the Company issued a warrant to Silicon Valley Bank in July 2014 to purchase 6,566 shares of our common stock at an exercise price per share of $7.99 as discussed in Note 7.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than its current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of September 30, 2016 and December 31, 2015, $900 and $1,340, respectively, of borrowings were outstanding under the line of credit and the Company was in compliance with all required covenants.

The scheduled maturities of the Company’s long-term debt are as follows (in thousands):

	September 30, 2016	December 31, 2015
December 31, 2016	$146	$583
December 31, 2017	583	583
December 31, 2018	178	178

	$907	$1,344

11. RELATED PARTIES

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

Under the terms of the Collaboration Agreement, the Company is solely responsible for the costs to develop and commercialize any Collaboration Products with the following exceptions: (i) the establishment of certain manufacturing capabilities and facilities; (ii) the cost of basic research related to Intrexon’s proprietary technology outside of costs related to the Collaboration Products; (iii) payments related to certain in-licensed third party IP; (iv) the costs of filing, prosecution and maintenance of Intrexon patents; and (v) any other costs mutually agreed upon as being the responsibility of Intrexon. As partial consideration, the Company will pay commercialization milestones totaling $12,000, if and when achieved, and sales milestones totaling $22,500, if and when achieved. The milestone payments are payable in cash or shares of the Company’s common stock at the option of the Company. In the event the Company is sold prior to making any of these milestone payments and the Collaboration Agreement is transferred in the sale, the milestone payments would be payable in cash. The Company is also required to make low double digit royalty payments to Intrexon on any gross profit arising from the sale of Collaboration Products and to pay an intermediate double digit percentage of any sublicensing revenue it receives.

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product. Total incurred expenses were $2,272 and $2,311 for the nine months ended September 30, 2016 and 2015. The total accrued expenses due Intrexon at September 30, 2016 and December 31, 2015 was $2,802 and $1,546 respectively. Amounts are reflected as current liabilities in the condensed consolidated balance sheets.

Board of Director Affiliates.

Affiliates of certain members of the Company’s Board of Directors participated in the Private Placement as described in Note 6.

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

Overview

Histogenics Corporation (we, our or Histogenics) is a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart®, utilizes various aspects of our regenerative medicine platform to develop an innovative tissue implant intended to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is currently in a Phase 3 clinical trial in the United States under a special protocol assessment with the U.S. Food and Drug Administration (the FDA) for the treatment of knee cartilage damage. We believe that NeoCart is a disruptive therapy that has the potential to address many of the current challenges with the current treatment alternatives. NeoCart is a quick and easy procedure for the physician and may offer patients a more rapid and durable recovery, with fewer follow-on procedures. Joint, or articular, cartilage covers the ends of bones and allows for joints to glide smoothly with minimal friction. Cartilage damage, or chondral defects, can be caused by acute trauma, such as a bad fall or sports-related injury, or by repetitive trauma, such as general wear over time. Unlike other tissues in the body, joint cartilage has no innate ability to repair itself, making any injury permanent. Left untreated, even a small defect can expand in size and progress to debilitating arthritis, ultimately necessitating a joint replacement procedure.

Our regenerative medicine platform combines expertise in the following areas:

•	Cell therapy and processing: the handling of a tissue biopsy and the extraction, isolation and expansion of the cells;

•	Biomaterials and Scaffolds: three-dimensional biomaterials structures that enable the proper distribution of cells and organize cells in their natural environment to support tissue formation;

•	Tissue engineering: the use of a combination of cells, engineering and biomaterials to improve or replace biological functions; and

•	Bioadhesives: natural, biocompatible materials that act as adhesives for biological tissue and allow for natural cell and tissue infiltration and integration with native cells.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $190.8 million as of September 30, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in connection with our ongoing activities as we:

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

On September 29, 2016, we completed a private placement where we issued 2,596,059 shares of the company’s common stock at a per share price of $2.25 and 24,158.8693 shares of our newly-created Series A Convertible Preferred Stock, which shares of preferred stock are convertible into approximately 10,737,275 shares of common stock. The Series A Convertible Preferred Stock will be convertible into shares of our common stock following approval of the private placement by our stockholders. The net proceeds after deduction placement agent fees and other transaction-related expenses was $27.7 million. As part of the private placement, the investors received warrants to purchase up to 13,333,334 shares of our common stock at an exercise price of $2.25 per share. The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the private placement. The warrants will be exercisable following approval of the private placement by our stockholders and expire five years after the date of such stockholder approval.

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

Other Company Information

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. In 2015 we completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012 and 2013. We have not recorded NOLs that as a result of these restrictions will expire unused. Accordingly, we have recorded a total limitation on our NOL carryforwards of $47.2 million at December 31, 2015.

At December 31, 2015, we had U.S. federal NOLs of $55.7 million, which may be available to offset future taxable income. The U.S. federal NOL carryforwards begin to expire in 2035.

As of September 30, 2016, we have provided a full valuation allowance for deferred tax assets.

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

For so long as we are an “emerging growth company,” we intend to rely on exemptions relating to: (1) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earliest of: (a) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more, (b) December 31, 2019, the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (IPO), (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years and (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Three Month Periods Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the three month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands)
Research and development expenses	$4,880	$5,848	$(968)	-17%
General and administrative expenses	1,768	2,191	(423)	(19)
Other (expense), net	(2,667)	(39)	(2,628)	6,738

Research and Development Expenses. Research and development expenses were $4.9 million for the three months ended September 30, 2016 as compared to $5.8 million for the three months ended September 30, 2015. The decrease was primarily due to a decrease in consulting and temporary labor costs of $695,000, a reduction of $225,000 in recruiting fees related to new employee hires made in 2015, a reduction of $164,000 from raw material purchases made in 2015 to support our ongoing Phase 3 clinical trial that were not repeated in 2016 and a reduction in patient recruiting expenses of $124,000. These amounts were partially offset by increases in 2016 in clinical trial related expenses of $119,000, a $75,000 increase in facility-related costs at our Lexington, Massachusetts facility and an increase in repair and maintenance expenses of $69,000.

General and Administrative Expenses. General and administrative expenses were $1.8 million for the three months ended September 30, 2016 as compared to $2.2 million for the three months ended September 30, 2015. The $423,000 decrease was primarily due to a decrease of $166,000 in recruiting costs related to new hires made in 2015, a reduction of $100,000 in facility- related costs partially due to lower utility charges in 2016 for our Waltham facility, a decrease of $92,000 in legal costs, a decrease of $79,000 in consulting costs, and decreases of $43,000 and $30,000 in salary-related costs and director’s and officers’ liability insurance, respectively. These amounts were partially offset by an increase in stock-based compensation expense of $73,000.

Other (Expense), Net. Net other expense was $2.7 million for the three months ended September 30, 2016 as compared to $39,000 for the three months ended September 30, 2015. The $2.6 million change was primarily due to $2.6 million of costs incurred in conjunction with the private placement including placement agent warrant expense of $304,000.

Results of Operations

Nine Month Periods Ended September, 2016 and 2015

The following table summarizes the results of our operations for the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands)
Research and development expenses	$16,260	$17,470	$(1,210)	-7%
General and administrative expenses	6,141	6,035	106	2
Other (expense), net	(2,870)	(170)	(2,700)	1,588

Research and Development Expenses. Research and development expenses were $16.3 million for the nine months ended September 30, 2016 as compared to $17.5 million for the nine months ended September 30, 2015. The decrease of $1.2 million was a result of purchases made in 2015 of $1.0 million for raw materials to support our ongoing Phase 3 clinical trial that were not repeated in 2016 and a reduction in both consulting expense and patient recruiting costs of approximately $930,000 and $423,000, respectively, in 2016 as compared to 2015. These amounts were partially offset by an increase in salary-related costs of approximately $490,000 due to increased headcount, an increase in clinical trial related costs of $449,000 and an increase of $215,000 in facility-related costs at our Lexington, Massachusetts facility.

General and Administrative Expenses. General and administrative expenses were $6.1 million for the nine months ended September 30, 2016 as compared to $6.0 million for the nine months ended September 30, 2015. The increase in expense of $106,000 was primarily due to approximately $460,000 in increased salary-related costs as a result of new hires made in 2015, approximately $182,000 of increased stock-based compensation for new employee option grants, and a $98,000 increase in facility-related costs partially due to a loss in sublease rent income earned the first half of 2015. These amounts were partially offset by a decrease in outside legal and consulting costs of $525,000, and a decrease of $96,000 in director’s and officers’ liability insurance.

Other (Expense), Net. Net other expense was $2.9 million for the nine months ended September 30, 2016 as compared to net other expense of $170,000 for the nine months ended September 30, 2015. The $2.7 million change was primarily due to expenses of $2.6 million incurred in conjunction with our private placement including placement agent warrant expense of $304,000.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at September 30, 2016 of $190.8 million. We anticipate that we will continue to incur net losses for the next several years. Through September 30, 2016, we have funded our consolidated operations primarily through the funds raised in our recently completed private placement, funds raised in our IPO, the private placement of preferred stock and convertible notes prior to our IPO, commercial bank debt and, to a limited extent, revenue from product sales, collaboration activities and grants. As of September 30, 2016, we had cash and cash equivalents of $38.0 million.

We believe that our existing cash and cash equivalents of $38.0 million as of September 30, 2016 will be sufficient to fund our projected cash needs into the middle of 2018. However, we will require additional capital to complete the filing of a biologics license application with the FDA and commercialize NeoCart, if approved, and for the future development of our existing product candidates. To meet our capital needs, we intend to raise additional capital through debt or equity financings, or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, result of operations and financial condition

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(in thousands)
Net cash used in operating activities	$(19,843)	$(23,037)	$3,194	-14%
Net cash used in investing activities	(317)	(1,818)	1,501	(83)
Net cash provided by financing activities	27,239	4,518	22,721	503

Net increase (decrease) in cash and cash equivalents	$7,079	$(20,337)	$27,416	-135%

Operating Activities

Cash used in operating activities decreased $3.2 million to $19.9 million for the nine months ended September 30, 2016 from $23.0 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the net cash used for operating activities of $22.6 million consisted primarily of our net loss of $24.9 million, a $0.5 million charge related to the change in fair value of warrants, and a $0.4 million charge for deferred rent and lease incentive, partially offset by warrant expense of $2.7 million, stock-based compensation expense of $1.1 million, depreciation expense of $1.3 million, and a $0.8 million net change in operating assets and liabilities. During the nine months ended September 30, 2015, the net cash used for operating activities of $23.0 million consisted primarily of our net loss of $23.6 million and a $1.2 million net change in operating assets and liabilities and a $0.2 million charge for deferred rent and lease incentive, partially offset by stock-based compensation expense of $0.8 million and depreciation expense of $1.2 million.

Investing Activities Cash used in investing activities decreased $1.5 million to $317,000 for the nine months ended September 30, 2016 from $1.8 million for the nine months ended September 30, 2015. The decreased use of cash was related to a reduction in purchases of property and equipment, primarily lab equipment.

Financing Activities

Cash provided by financing activities increased $22.7 million to $27.2 million for the nine months ended September 30, 2016 from $4.5 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received proceeds of $27.7 million in conjunction with our private placement that closed on September 29, 2016. We made payments on our equipment line of credit totaling $437,000. During the nine months ended September 30, 2015, we received net proceeds of $4.7 million from the partial exercise of the underwriters’ overallotment option.

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

Until we can generate a sufficient amount of revenue from our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast that our financial resources will be adequate to support our operations into the middle of 2018 is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of obtaining regulatory approvals by the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•	the timing and costs associated with our manufacturing technology transfer;

•	the timing and costs associated with manufacturing NeoCart and our future product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;

•	the number and characteristics of product candidates that we pursue;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	any plans to expand our research and development activities, including our need and ability to hire additional employees;

•	our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company;

•	the effect of competing technological and market developments; and

•	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Loan and Security Agreements

Equipment Line of Credit

In July 2014, we entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.75 million through September 30, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit.

In accordance with the terms of the equipment line of credit, we issued a warrant to Silicon Valley Bank in July 2014 to purchase 6,566 shares of our common stock at an exercise price per share of $7.99.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of September 30, 2016 and December 31, 2015, $0.9 million and $1.3 million, respectively, of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of September 30, 2016, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on March 10, 2016, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

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

We commenced our first clinical trial in 2005, and we have a limited operating history developing clinical-stage regenerative medicine products upon which you can evaluate our business and prospects. In addition, besides our current ongoing Phase 3 clinical trial we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, such as regenerative medicine. For example, to execute our current business plan we will need to successfully:

•	execute our research and development strategies, including successfully enrolling and completing our clinical trial program for NeoCart;

•	manufacture NeoCart and constituent products contained in NeoCart for our ongoing Phase 3 clinical trial of NeoCart;

•	complete the transition of the NeoCart raw material manufacturing process to our in-house facilities and satisfy the U.S. Food and Drug Administration (the FDA) as to the comparability of such raw materials to those manufactured by third parties for use in our NeoCart clinical trials;

•	secure additional funding as may be needed, including, without limitation, in order to complete our NeoCart Phase 3 clinical trial, and file a BLA with the FDA;

•	obtain required regulatory approvals for the manufacturing and commercialization of NeoCart;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	continue to build and maintain a strong intellectual property portfolio;

•	recruit and retain qualified executive management and other personnel;

•	build and maintain appropriate research and development, clinical, sales, manufacturing, financial reporting, distribution and marketing capabilities on our own or through third parties;

•	expand potential indications of NeoCart and our regenerative medicine platform;

•	gain broad market acceptance for our product candidates; and

•	develop and maintain successful strategic relationships.

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

We are required to identify and enroll a sufficient number of patients that meet inclusion criteria under investigation for NeoCart. We will need to enroll the remaining patients in a timely manner in order to complete the trial. There is a limited patient population from which to draw participants in clinical trials. Due to the need to find patients with few or no concomitant joint disease, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are a limited number of specialized orthopedic surgeons that perform cartilage repair implantation procedures and among physicians who perform such procedures, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of NeoCart. For example, in November 2015 we changed our guidance for the completion of patient enrollment in the NeoCart Phase 3 clinical trial from June 2016 to June 2017 based on enrollment trends in November 2015 not meeting our expectations. Our ability to enroll patients in our clinical trials is affected by a number of factors including:

•	the size and nature of the patient population;

•	the design of the trial protocol for our NeoCart Phase 3 clinical trial;

•	the eligibility and exclusion criteria for the trial in question;

•	the availability of competing therapies and competing clinical trials, and physician and patient perception of NeoCart and our other product candidates being studied in relation to these other potential options;

•	the efforts to facilitate timely enrollment in our NeoCart Phase 3 clinical trial;

•	the ability to identify, and recruit a sufficient number of patients;

•	the ability to obtain and maintain patient consent;

•	the number and location of clinical sites in our NeoCart Phase 3 clinical trial;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the availability of time and resources at the institutions where clinical trials are and will be conducted;

•	the availability of raw materials and the possibility of raw materials expiring prior to their use;

•	the presence of concomitant joint disease in patients under investigation;

•	the study endpoints such as pain that rely on subjective patient reported outcomes;

•	the ability to monitor patients adequately during and after treatment; and

•	the risk that enrolled subjects will drop out before study completion.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business.

A number of companies in the regenerative medicine industry have suffered significant setbacks or difficulty enrolling patients in later stage clinical trials even after achieving promising results in earlier stages of development. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for NeoCart and our product candidates in our current and future clinical trials would substantially harm our business and prospects.

Failure to obtain, or any delay in obtaining, FDA approval regarding the comparability of critical NeoCart raw materials following our technology transfer and manufacturing location transition may have an adverse effect on our business, operating results and prospects.

We are in the process of completing a technology transfer to transition the manufacturing of certain raw materials and components in the NeoCart supply chain from outsourced contract manufacturers to in-house manufacturing facilities. This technology transfer extends to our source collagen and collagen honeycomb scaffold, as well as the three components of the CT3 bioadhesive—methylated collagen, curing component and activated polyethylene glycol.

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

Although we do not anticipate changes to the raw materials, formulations or properties, nor do we anticipate changes to the NeoCart manufacturing process or finished product specifications as a result of the transfer, we are required to demonstrate to the FDA that the raw materials manufactured in our facility, and which may be manufactured under our direction in third party facilities (including, without limitation, facilities operated by Collagen Solutions) are comparable to the raw materials that were manufactured in the previous contract manufacturers’ facilities. Demonstrating comparability requires evidence that the product is consistent with that produced for the clinical trial to assure that the technology transfer does not affect safety, identity, purity or efficacy during the expansion from pilot scale to full scale production. For example, in April 2016, the FDA approved our submission which provided equivalence data for the collagen manufactured at our Lexington, Massachusetts facility, meaning that the collagen manufactured at such facility will require no further additional data or actual patient equivalence studies. Similarly, in August 2016, the FDA notified us that it approved our collagen scaffold equivalence strategy, which we previously submitted in May 2016.

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

If we are not successful in commercializing NeoCart, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. Our ability to successfully commercialize NeoCart will depend, among other things, on our ability to:

•	complete the enrollment of our NeoCart Phase 3 clinical trial;

•	successfully complete and produce NeoCart implants for our clinical trials;

•	produce, through a validated process, NeoCart in quantities sufficiently large to permit successful commercialization;

•	receive marketing approvals from the FDA and similar foreign regulatory authorities;

•	build a commercial infrastructure and launch commercial sales of NeoCart; and

•	secure acceptance of NeoCart in the medical community and with third-party payors.

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $22.8 million in 2014 and $32.0 million in 2015. As of December 31, 2015 and September 30, 2016, we had an accumulated deficit of $165.5 million and $190.8 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and our future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our operations as a public company. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations.

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

We are currently advancing our lead product candidate NeoCart through clinical development. Developing regenerative medicine products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to file a BLA for NeoCart with the FDA, create additional manufacturing capacity for and to commercialize NeoCart and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. If the FDA or comparable foreign regulatory authorities require that we perform additional preclinical studies or clinical trials at any point or expand or extend our current trials, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals will likely be delayed. Raising funds in the then-current economic environment may be difficult and additional funding may not be available on acceptable terms, or at all.

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

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations and sustain currently projected cash needs into the middle of 2018. Our expectations are based on management’s current assumptions and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs or other unanticipated increases in spending related to circumstances outside of our control, including, without limitation, costs associated with litigation or other legal proceedings, hiring of additional consultants and personnel or procurement of additional raw materials. Our existing cash and cash equivalents will not be sufficient to complete a BLA filing for NeoCart or complete any clinical development of any future product candidates that would be necessary to support an application for regulatory approval. Accordingly, we will continue to require substantial additional capital. In order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources.

Our fundraising efforts in the future to secure additional financing will divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, reduce or discontinue the development or commercialization of one or more of our product candidates or curtail our operations, which will have an adverse effect on our business, operating results and prospects.

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

In order to manufacture NeoCart, we operate our own cGMP manufacturing facility in Waltham, Massachusetts for production of NeoCart. In 2015, we completed a facility for our cGMP manufacturing in Lexington, Massachusetts which we plan to further build out to produce key NeoCart raw materials, including the CT3 components, source collagen and collagen scaffold. While we own the manufacturing process, unforeseen issues or outside influences could impact potential supply. For example:

•	Our facility in Waltham may not meet FDA cGMP standards during the pre-approval inspection necessary for BLA approval, delaying BLA approval and resulting in added cost to mitigate issues identified during inspection.

•	The Lexington, Massachusetts facility for production of key raw materials may not receive FDA approval to operate, resulting in delays while we implement improvements necessary to receive approval, leading to delays in the initiation of commercial production. We met with the FDA in December 2014 to obtain preliminary feedback and general acceptance of our raw material transition strategy. In April 2016 the FDA approved our production of collagen and the use of collagen in the current NeoCart phase 3 clinical trial and in August 2016, the FDA also approved our collagen scaffold equivalence strategy. Additionally, we have entered into a supply agreement with Collagen Solutions pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. Any raw materials manufactured or handled at facilities operated by Collagen Solutions will similarly need to be approved by the FDA for comparability, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. We currently do not anticipate using any collagen produced by Collagen Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever.

•	The raw material to be produced at our facilities may not be comparable to the raw materials sourced from external vendors for earlier clinical trial work, including the ongoing NeoCart Phase 3 clinical trial, according to our current projected timelines, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. Such delays may impact enrollment of our NeoCart Phase 3 clinical trial and FDA approval, if granted at all.

•	We may not achieve our anticipated production throughput targets, resulting in lower than anticipated capacity, limiting supply of our products, lowering revenue and increasing costs. We may not hit our production cost target for a variety of reasons including increased raw material cost, underestimate of labor requirements, underestimate of capital requirement and other facility, personnel or materials issues that we have not anticipated. Increased costs will adversely impact gross margin achieved by our products.

•	The FDA may not approve implementation of the multi-unit NeoCart reactor or approval may be delayed, which could result in capacity limitation and high unit costs, depending upon the length of the delay.

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

Regenerative medicine product development has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Regenerative medicine product development is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.

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

Even if we successfully develop and obtain regulatory approval for NeoCart and our future product candidates, the market may not understand or accept them. NeoCart and our future product candidates represent novel treatments and are expected to compete with a number of surgical options and more conventional products and therapies manufactured and marketed by others, including major pharmaceutical and biotechnology companies. The degree of market acceptance of any of our developed and potential product candidates will depend on a number of factors, including:

•	the clinical safety and effectiveness of NeoCart and our future product candidates and their perceived advantage over alternative treatment methods, if any;

•	the design of the trial protocol for our NeoCart Phase 3 clinical trial;

•	adverse events involving NeoCart and our future product candidates or the products or product candidates of others; and

•	the cost of manufacturing our products, the selling price of our products, and the reimbursement policies of government and private third-party payors.

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

The current tissue engineering processor (TEP) in our Waltham facility is resource dependent due to the single-unit capacity. We are developing a multi-unit NeoCart reactor design which we believe would alleviate the capacity restraints currently resulting from our single-unit processors. We currently expect to begin implementation of a multi-reactor unit during the first year of product commercialization, thus providing adequate capacity to meet expected demand through the first two years of commercialization from our Waltham facility. The FDA may not, however, approve implementation of the multi-unit NeoCart reactor or approval may be delayed which could result in capacity limitation or high unit costs depending upon the length of the delay. We are collaborating with a development corporation to design the multi-unit reactor.

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

Pursuant to our ECC with Intrexon, we are responsible for future research and development expenses of product candidates developed under each such collaboration, the effect of which may increase the level of our overall research and development expenses going forward. We have incurred $3.1 million and $2.3 million for the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively, in connection with our collaboration with Intrexon. In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives of Intrexon and us, future development costs associated this program may be difficult to anticipate and may exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities.

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

Even if NeoCart or our future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the clinical indications for which our product candidate is approved;

•	acceptance by physicians, major operators of hospitals and clinics and patients of our product candidate as a safe and effective treatment;

•	the number of alternative treatments on the market and the potential and perceived advantages of our product candidates over such alternative treatments;

•	the safety of product candidates seen in a broader patient group, including their use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events;

•	the effectiveness of our sales and marketing efforts; and

•	unfavorable publicity relating to the product candidate or regenerative medicine products, in general.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, as of November 8, 2016 our common stock has traded as low as $1.39 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

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

We will need to raise additional funding in order to file a BLA for NeoCart, create additional manufacturing capacity and to commercialize NeoCart and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

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

As of November 8, 2016, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 62.7% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline.

A small number of institutional investors and private equity funds hold a significant number of shares of our common stock and all of our shares of Series A Convertible Preferred Stock and warrants to purchase our common stock issued in our September 2016 private placement. If these existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline. As of November 8, 2016, we have 15,930,708 outstanding shares of common stock, 9,943,909 of which are beneficially owned by directors, executive officers and other affiliates and will be subject to volume and other limitations under Rule 144 under the Securities Act.

The 882,887 shares that are subject to outstanding options as of November 8, 2016 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

Some of pre-IPO existing security holders have demand and piggyback rights to require us to register with the SEC up to 4,479,418 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates. In November 2016, we registered 26,800,001 shares of common stock for resale by selling stockholders, including 10,737,275 shares of common stock underlying our outstanding Series A Convertible Preferred Stock and 13,466,667 shares of common stock underlying outstanding warrants issued in connection with our September 2016 private placement. The selling stockholders in the private placement are able to freely trade such shares of common stock, subject to Rule 144 transfer restrictions applicable to affiliates. We have registered an additional 1,948,334 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, contractual lock-up agreements, or Rule 144 transfer restrictions applicable to affiliates.

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

Sales of Unregistered Securities

On September 15, 2016, we entered into a securities purchase agreement with certain institutional and accredited investors (the Securities Purchase Agreement) for the sale and issuance of 2,596,059 shares of our common stock (the Common Shares) and 24,158.8693 shares of our newly-created Series A Convertible Preferred Stock (the Preferred Shares), which Preferred Shares are convertible into an aggregate of 10,737,275 shares of our Common Stock (the Private Placement). On September 29, 2016, the transactions contemplated by the Securities Purchase Agreement closed, and we sold and issued the Common Shares and Preferred Shares for total consideration of approximately $30.0 million. H.C. Wainwright & Co., LLC (HCW) served as the sole placement agent for the Private Placement. As part of the Private Placement, we provided each purchaser 100% warrant coverage based on an as-converted number of shares of our Common Stock issued and issuable upon conversion of the Preferred Shares plus the Common Shares and accordingly issued the investors warrants (the Purchaser Warrants) to purchase 13,333,334 shares of our Common Stock at an exercise price of $2.25 per share and exercisable for a period of five years following receipt of the stockholder approval required under the Securities Purchase Agreement. We also issued HCW and certain of its affiliates warrants (the HCW Warrants and, together with the Purchaser Warrants, the Common Stock Warrants) for the purchase of 133,333 shares of Common Stock at an exercise price of $2.25 per share and exercisable for a period of five years following receipt of the stockholder approval required under the Securities Purchase Agreement pursuant to the terms of our letter agreement with HCW. We raised approximately $27.7 million in net proceeds after deducting placement agent and legal fees from the Private Placement.

As set forth below, the Certificate of Designation (as defined below) describing the rights, preference and privileges of the Series A Convertible Preferred Stock provides that, until stockholder approval is obtained, holders may not convert the Preferred Shares if such conversion will result in the purchasers under the Securities Purchase Agreement owning in the aggregate an amount of Common Stock issued in connection with the Private Placement in excess of 19.99% the number of shares of Common Stock outstanding immediately prior to the closing of the Private Placement. The Common Stock Warrants provide that, until stockholder approval is obtained, holders may not exercise the Common Stock Warrants. The securities issued pursuant to the Securities Purchase Agreement were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation D.

On September 29, 2016, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock with the Secretary of State of the State of Delaware (the Certificate of Designation), the form of which was included as Exhibit 3.3 to our Form 8-K filed with the SEC on September 16, 2016 and which is incorporated herein by reference. The designations, preferences, limitations, restrictions and relative rights of the Series A Convertible Preferred Stock are as follows: (i) a stated value of $1,000 per share; (ii) a conversion price of $2.25 per share of Common Stock; (ii) the option to convert into the number of shares of Common Stock equal to the stated value divided by the conversion price, provided that until stockholder approval is obtained, holders may not convert (and there shall not be any mandatory conversion) if such conversion will result in the purchasers under the Securities Purchase Agreement owning in the aggregate an amount of Common Stock issued in connection with the Private Placement in excess of 19.99% of the number of shares of Common Stock outstanding immediately prior to the closing of the Private Placement; and (iii) the right to receive, upon any liquidation, dissolution, or winding-up of our Company, out of our assets, the same amount that a holder of our Common Stock would receive if the Series A Convertible Preferred Stock were fully converted to Common Stock on a pari passu basis. Pursuant to the Securities Purchase Agreement, the holders purchasing securities in an amount of at least $1.95 million of securities have the right to participate on a pro-rata basis, in up to 50% of the aggregate of any subsequent equity or debt offerings by us, on identical terms and conditions as set forth in such subsequent offering for the later of (a) twelve months following the Effective Date (as defined in the Securities Purchase Agreement) and (b) the date we receive stockholder approval of the Private Placement as described therein.

Prior to the closing of the Private Placement, and as a condition to such closing, certain of our large stockholders and affiliates entered the Support Agreements. As of immediately prior to the closing of the Private Placement, the stockholders executing the Support Agreements held beneficial ownership of approximately 45.4% of our total issued and outstanding Common Stock.

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

On September 29, 2016, we closed the Private Placement and issued the Common Shares, Preferred Shares and the Common Stock Warrants. HCW served as the sole placement agent for the Private Placement. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service. We raised approximately $27.7 million in net proceeds after deducting placement agent and legal fees from the Private Placement.

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

Histogenics Corporation

Dated: November 10, 2016	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2016	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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