Form 10-K
period 2016-12-31
HISTOGENICS CORP
filed 2017-03-16
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $14.9 million, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market. For purposes of this disclosure, shares of Common Stock held by each executive officer, director, stockholders known by the registrant to be affiliates of such executive officers and directors based on public filings and stockholders known by the registrant to own 20% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2017 there were 22,168,090 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2017 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•	the timing of enrollment commencement and completion of our clinical trials;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	our securities’ or industry analysts’ expectations regarding the timing and success of enrollment in our clinical trials;

•	the scope, progress and expansion and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, and the timing of future profitability, if at all;

•	our need for additional financing and our ability to raise additional funds on commercially reasonable terms;

•	our ability to establish and maintain development and commercialization partnerships;

•	our technology manufacturing location and partners;

•	our ability to adequately manufacture our product candidates for our clinical trials and the raw materials utilized therein;

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our regenerative medicine platform;

•	our expectations regarding competition, including the actions of competitors and the perceived relative performance in the marketplace of NeoCart as compared to competitive products;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	our ability to manufacture our product candidates at a commercial scale to serve those markets, if approved;

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to attract or retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

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

Overview

We are a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart®, is an innovative tissue implant that utilizes various aspects of our regenerative medicine platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. We are currently investigating NeoCart in a 245 patient, Phase 3 clinical trial. Joint, or articular, cartilage covers the ends of bones and allows for joints to glide smoothly with minimal friction. Cartilage damage, or chondral defects, can be caused by acute trauma, such as a bad fall or sports-related injury, or by repetitive trauma, such as general wear over time. Unlike other tissues in the body, joint cartilage has no innate ability to repair itself, making any injury permanent. Left untreated, even a small defect can expand in size and progress to debilitating osteoarthritis, ultimately necessitating a joint replacement procedure. An estimated 27 million people in the United States and 630 million people worldwide suffer from osteoarthritis. Compelling demographic trends, such as the growing population of aging yet active individuals and rising rates of obesity, are expected to be key drivers in the continued growth of osteoarthritis occurrence. Osteoarthritis is more common in adults over the age of 50, but the condition and precursors of the condition can be observed much earlier, and cartilage damage is believed to be one of the leading contributors of this disease.

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

NeoCart is a cartilage-like implant created using a patient’s own cartilage cells through a series of tissue engineering processes. First, the patient’s cells are separated from a tissue biopsy specimen extracted from the patient and multiplied in our laboratory. The cells are then infused into our proprietary scaffold that provides structure for the developing implant. Before NeoCart is implanted in a patient, the cell- and scaffold construct undergoes a bioengineering process in our Tissue Engineering Processor (TEP). Our TEP is designed to mimic the conditions found in a joint so that the implant is prepared to begin functioning like normal healthy cartilage prior to implantation. When NeoCart is implanted, a bioadhesive is used to anchor NeoCart in the cartilage injury and seal the implant to the surrounding native cartilage interface. The use of our proprietary bioadhesive eliminates the need for complicated suturing, results in a rapid, controllable set-time, and enables the cartilage implant to integrate with the surrounding native cartilage. We believe that our completed Phase 1 and Phase 2 clinical trials provide preliminary evidence of the safety of the NeoCart implant and improvement in pain and function in patients treated with NeoCart.

We are currently enrolling a Phase 3 clinical trial for NeoCart in the United States to provide evidence of the safety and effectiveness of NeoCart, studying cartilage defects in the knees of 245 patients under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). Pursuant to the SPA, we formally and prospectively reached agreement with the FDA on key elements of the Phase 3 clinical trial protocol, including design, endpoints and statistical analyses of the resulting study data. The SPA is binding on the FDA review division with limited exceptions. If the clinical trial is successful, the data may be used to support efficacy claims for NeoCart approval and demonstrate clinical superiority over the current standard of care, microfracture. Microfracture consists of the creation of tiny holes or “fractures” in the bone underneath the injured cartilage leading to formation of a blood clot in the affected area. The blood and bone marrow that form the clot contain stem cells, which are thought to grow into cartilage-building cells, as well as growth factors to support cell function and development of replacement cartilage matrix.

As of December 31, 2016, we had enrolled 196 patients into the Phase 3 clinical trial. We expect to complete enrollment of our NeoCart Phase 3 clinical trial by the end of the first half of 2017, but we may encounter difficulties enrolling patients in our Phase 3 clinical trial, which could delay or otherwise adversely affect our clinical development activities for NeoCart. As of December 31, 2016, we had 34 sites (out of a maximum of 40) eligible including two sites in Canada to enroll patients.

Musculoskeletal-related conditions, including cartilage damage, are one of the most prevalent health problems in the United States. Based on recent publications, we estimate that more than 1,200,000 knee arthroscopies are performed each year in the United States and we believe cartilage damage is likely to be identified and treated in over 60% of those knee arthroscopies. Furthermore, cartilage damage is a leading cause of osteoarthritis, a chronic condition in which cartilage breaks down, and the condition most responsible for the estimated 750,000 knee replacements performed in the United States annually. We believe the current alternatives available to treat cartilage damage in the knee, including microfracture, the most frequently used procedure for severe cartilage damage, inadequately address this condition.

We believe NeoCart would represent a superior solution to treat cartilage damage in the knee because it has the potential to solve for the limitations of the current treatment alternatives. In addition, NeoCart has the potential to provide accelerated patient recovery, improved efficacy, long-term patient benefits such as improved durability, and predictable patient outcomes through a technically straightforward surgical procedure. If we are able to successfully complete our Phase 3 clinical trial, we believe these advantages may assist in securing approval to sell NeoCart in the United States and may enable us to become a market leader in cartilage repair and regeneration.

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

Data from these trials has been presented at leading scientific forums and published in peer-reviewed journals. For example, two-year data from the Phase 1 clinical trial was published in The American Journal of Sports Medicine in 2009 and two-year data from the Phase 2 clinical trial was published in The Journal of Bone and Joint Surgery in 2012.

In January 2017, five-year clinical and magnetic resonance imaging (MRI) data from the combined Phase 1 and 2 NeoCart clinical trials was published in the American Journal of Sports Medicine. The 2017 publication, included data from a total of 29 patients with symptomatic full thickness cartilage lesions of the distal femoral condyle that were treated with NeoCart in the Phase 1 and 2 clinical trials. Safety and efficacy were evaluated prospectively by MRI and patient reported outcomes (PROs) through a 60-month follow-up period, with 21 of 29 patients evaluable at the final time point. MRI analysis demonstrated NeoCart repair tissue to be durable and evolve over time. Changes in imaging measures over time corresponded with improvement in clinical measures, with maximum benefits experienced at 24-months. The Phase 1 and 2 NeoCart PROs when compared to baseline also demonstrated statistically significant improvements on virtually all of the pain and functional endpoints, as early as 3 to 6 months, with sustained outcomes through five years. The results from these two prior studies indicate that NeoCart is a safe and effective treatment for articular cartilage lesions through five years.

Our objective is to publish additional data supporting the commercial use of NeoCart, if approved, and we anticipate that additional long-term data from the Phase 2 trial will be published in 2017. In the Phase 2 clinical trial, NeoCart demonstrated a clinically meaningful and statistically significant improvement in clinical efficacy based on pain and function measures as compared to microfracture one year after treatment. We believe these elements, specifically the one-year superiority primary endpoint based on a dual threshold responder analysis of both pain and function for each individual patient are unique to the NeoCart Phase 3 clinical trial. We also believe our Phase 3 clinical trial will confirm the positive Phase 1 and Phase 2 clinical data generated by NeoCart.

In anticipation of potential approval of NeoCart, we have continued the process of scaling our internal current Good Manufacturing Practices (cGMP) manufacturing capabilities and transitioning the manufacture of the critical components (raw materials) of NeoCart, including collagen, the proprietary scaffold and surgical adhesive in-house to our facilities located in the greater Boston area. The transition commenced in March 2014 with the communication of our plans to the FDA for the internal manufacture of NeoCart and the critical components of NeoCart, in the event NeoCart is approved. In December 2014, we received preliminary feedback and general acceptance of our raw material transition strategy and future commercial readiness upgrades from the FDA. In 2016, we reached agreement with the FDA on the data package for internally produced collagen, and in the second quarter of 2016 we incorporated this collagen into the ongoing, NeoCart Phase 3 clinical trial.

We also reached agreement with the FDA on the qualification and comparability plan for the NeoCart collagen scaffold in the third quarter of 2016, and we expect to complete the scaffold transition in 2017. Once the scaffold comparability work is complete we will work towards qualifying the components of the proprietary adhesive, which we also believe will be completed in 2017. Following completion of the transition, and as part of our BLA application for NeoCart, we will be required to obtain final FDA approval of the comparability of the critical NeoCart raw materials manufactured in-house. If we fail to obtain, or if we experience a delay in obtaining such approval, our business, operating results and prospects will be adversely affected.

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

Musculoskeletal conditions, comprised of injuries to or diseases of bones, cartilage, joints, ligaments, muscles, nerves, skin or tendons, are the most common health problem in the United States and are a leading cause of disability and healthcare expenditures according to The Burden of Musculoskeletal Diseases in the United States, a 2011 publication of a coalition of professional organizations including the American Academy of Orthopaedic Surgeons.

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

Microfracture is considered the current standard of care for chondral defects due to its ability to improve symptoms in specific types of patients, its simplicity, its safety profile and the lack of other viable alternatives. The procedure consists of perforations, or microfractures, made to the bone plate at the location of cartilage damage in order to allow stem cells from the bone marrow to access the injured area. Microfracture surgery, a procedure pioneered in the 1980s, was developed to exploit the ability of stem cells to differentiate into mature cells and tissue types. If bone marrow stem cells are able to access the injured area and stay in place by forming a blood clot, then they may differentiate into cartilage cells, or chondrocytes, that would potentially go on to form cartilage. However, microfracture has been unsuccessful in reliably solving the underlying problem of cartilage damage because the repair tissue formed by the procedure, which has often been found to be a mix of tissue types, is incapable of withstanding the normal shock and shear forces that joint cartilage sustains and may not provide the appropriate level of lubrication to the joint.

In addition to its inability to solve the underlying problem—damage to the articular cartilage—microfracture is associated with numerous other drawbacks and limitations, including the following:

•	Modest and Variable Efficacy: The results of microfracture vary based on patient-specific characteristics and individual healing responses. Studies have shown the benefits of microfracture are negatively influenced by advanced age, higher body weight or body mass index, larger chondral defect size and limited amount of repair tissue formed.

•	Limited Long-Term Patient Benefits: Positive clinical response to microfracture has been shown to wane over time. A systematic review summarizing multiple articles on microfracture and published in the American Journal of Sports Medicine in 2009 revealed that up to 80% of microfracture patients report deterioration in their postoperative functional improvement after two years. Based on our interpretation of a 2013 article in Cartilage and the 2009 systematic review in the American Journal of Sports Medicine, we believe over 30% of microfracture patients require subsequent additional cartilage procedures after two years and up to 50% of all microfracture patients eventually require unplanned knee procedures due to persistent or recurrent symptoms.

•	Extended Patient Recovery: Microfracture patients are typically not allowed to resume any vigorous activities for six months after surgery. During this time, patients must avoid weight-bearing activities for the first six weeks and use continuous passive motion machines for several hours per day. Prolonged physical therapy is often recommended. Such requirements and restrictions are believed necessary to optimize the anatomic and clinical results of microfracture, but come at the cost of muscle weakening, quality of life and delayed resumption of activities.

ACI and osteochondral grafting are procedures generally reserved either for patients who have failed prior cartilage procedures or those with very large cartilage defects. While studies indicate beneficial outcomes for patients receiving these treatments, both have drawbacks and limitations similar to those affecting debridement and microfracture, and also are associated with the following:

•	Technically Demanding Surgeries: ACI is a slurry of autologous cartilage cells formed from a biopsy of a patient’s cartilage and grown over six to eight weeks. A patch or cover is sometimes sutured into the surrounding healthy cartilage to hold the slurry in place or cells are delivered on a scaffold and affixed with an adhesive. Osteochondral grafting, whether using the patient’s own cells or using another person’s tissue, consists of a circular plug of bone and cartilage press-fit into the defect and can be challenging to perform because of the difficulty of achieving an exact match, fit and placement of the graft.

•	Negative Safety Profile: ACI techniques are associated with graft failure, delamination (loss of cartilage layering), tissue overgrowth and knee stiffness. According to a 2006 report in the Journal of Bone and Joint Surgery, 48% of ACI patients underwent reoperation as a result of problems directly related to the graft. Osteochondral grafting, if performed with the patient’s own cells, is associated with limitations in treatable defect sizes because of associated donor site morbidity.

Our Regenerative Medicine Platform and Initial Product Candidate

Our Regenerative Medicine Platform

Our regenerative medicine platform is comprised of innovative bioengineering, advanced proprietary materials sciences as well as molecular and cellular biology technologies that can be utilized individually or in a variety of combinations to treat musculoskeletal-related conditions:

•	Cell Processing: As part of our process of implant production, our cell processing technologies involve the handling of a biopsy specimen in our own cGMP facilities, cell extraction from the biopsy and the isolation and expansion of cells in our segregated cell culture facility. These steps effectively return such cells to their juvenile phenotype where they may once again grow into mature cartilage cells. Our proprietary process is currently optimized for, but not limited to, cartilage cell culturing.

•	Scaffolds: Scaffolds are structures capable of supporting three-dimensional tissue formation and providing an environment for the cells that are needed to form the tissue. Our proprietary, three-dimensional scaffold structures, including our honeycomb collagen scaffolds, are designed to produce a cartilage-like implant. The scaffold for NeoCart is shaped like a disk, with diameter of 34 mm and thickness of approximately 1.5 mm. The term “honeycomb” describes the shape of the pores inside of the scaffold as they are shaped like a honeycomb. The honeycomb structure is important because it allows cartilage cells to line up vertically throughout the scaffold so that they organize as they normally would in native cartilage. Competing scaffolds only accommodate cells on their surface or in layers. Our proprietary three-dimensional scaffolds can support and deliver a variety of cell types and are biocompatible, biodegradable and non-toxic.

•	Tissue Engineering: Tissue engineering refers to applications that repair or replace portions of or whole tissues such as cartilage, bone, blood vessels and skin. We use a combination of cells, engineering and materials methods to produce our tissue implant for the purpose of repairing cartilage tissue. Our proprietary TEPs incubate our cell- and scaffold-based implants under conditions designed to mimic the conditions found in the knee, including pressure changes and low oxygen levels. We believe our proprietary TEP technology is unique to the tissue repair market and is one of the reasons patients receiving a NeoCart implant in our Phase 1 and Phase 2 clinical trials recovered more quickly and realized positive long-term outcomes as compared to patients receiving microfracture surgery.

•	Bioadhesive: Our proprietary bioadhesive, CT3, secures the NeoCart implant in the defect and eliminates the need for complicated suturing that may be required during certain other cartilage repair treatments. CT3 is biodegradable, non-toxic and comprised of three components: methylated collagen, activated polyethylene glycol (PEG) and a simple salt buffering solution that acts as a curing component. The curing component enables the physician to control the adhesive set-time which, we believe both simplifies and expedites the procedure relative to other autologous cartilage repair treatments. We believe CT3 also contributes to the quick recovery and the positive long-term outcomes seen in our Phase 1 and Phase 2 clinical trials.

NeoCart: Our Initial Product Candidate

NeoCart, our Phase 3 product candidate, utilizes many aspects of our regenerative medicine platform to repair knee cartilage damage. We believe NeoCart has the potential to provide several benefits not provided by current treatment alternatives for knee cartilage damage, including:

•	Improved Efficacy: In our Phase 2 clinical trial of 30 patients, NeoCart showed better clinical outcomes when compared to baseline and/or microfracture on multiple measures of pain and function throughout the duration of the study. In addition, patients treated with NeoCart experienced statistically significant and clinically meaningful improvements in the Knee Injury and Osteoarthritis Outcome Score (KOOS) pain and function subscales when compared to baseline as early as three months and continuing through five years after surgery, with similar results for the mean International Knee Documentation Committee Subjective (IKDC Subjective) scores. The difference in improvement between patients treated with NeoCart and those receiving microfracture started as early as three months in certain subscales and lasted up to five years. We believe efficacy seen in our clinical trials to date is a result of NeoCart’s ability to function like cartilage upon implantation and integrate with the surrounding native tissue, features that distinguish it from current treatment alternatives. Based on biomarker release testing we conduct in our laboratories, there is evidence that NeoCart is comprised of maturing hyaline cartilage prior to implantation into a patient.

•	Accelerated Patient Recovery: Our CT3 bioadhesive anchors NeoCart in the defect bed and seals it to the surrounding native cartilage. The cartilage-like NeoCart implant coupled with the secure CT3 fixation may allow for earlier weight-bearing and accelerated recovery of function than is typical with alternative therapies, which would be distinctly advantageous for any cartilage repair solution. In our Phase 3 clinical trial, patients may be allowed to begin weight-bearing activities as soon as two weeks following implantation versus six weeks for the current standard of care, microfracture.

•	Long-Term Patient Benefits: In contrast to microfracture’s well-documented deterioration of results after two years, NeoCart’s positive outcomes have been sustained for up to five years in our Phase 1 and 2 clinical trials. We believe that all of the biologic and mechanical attributes of NeoCart provide the potential for a durable clinical response and give it the potential to prevent the evolution of osteoarthritis and subsequent need for knee replacement surgery.

•	Technically Straightforward Surgery: The cartilage-like NeoCart implant has certain biomechanical competence and handling characteristics that allow the surgeon to easily trim the implant to the size of the defect. Furthermore, the use of our CT3 bioadhesive eliminates the need for complicated suturing associated with some ACI techniques. Unlike osteochondral grafting procedures, the NeoCart implant is tailored to the shape of the defect so that all normal host tissue is left in place.

•	Positive Safety Profile: To date, NeoCart has shown no evidence of tissue overgrowth or knee stiffness often associated with ACI techniques. Reoperation rates to address problems directly related to the cartilage procedure or other persistent general knee symptoms, associated with all cartilage techniques and particularly high with ACI techniques, have been very low in NeoCart patients followed for five years in our Phase 1 and Phase 2 clinical trials.

•

Favorable Reimbursement Profile: We are developing NeoCart to be used as a first-line therapy for the treatment of cartilage damage in the knee. We believe that the data we have generated to date, when combined with the data from the ongoing Phase 3 clinical trial, may enable us to secure favorable reimbursement without the prior-authorization hurdles associated with the some of the currently available ACI therapies.

THE NEOCART PROCESS

Our Business Strategy

Our goal is to leverage our regenerative medicine platform to develop and commercialize innovative, next generation products to treat patients suffering from musculoskeletal-related conditions. The overarching strategies that support these goals are as follows:

•	Complete the Phase 3 Clinical Trial and Apply for Regulatory Approval of NeoCart in the United States. We are currently enrolling our Phase 3 clinical trial. As of December 31, 2016, we had enrolled 196 patients and had 34 sites participating in the clinical trial. In 2016, we enrolled 82 patients as compared to 59 patients in 2015, representing an increase of approximately 40%. We believe this increase was largely due to a change in our approach to managing and recruiting patients into the clinical trial. We expect to complete enrollment in the Phase 3 clinical trial by the end of the second quarter of 2017 with 12-month data available in the middle of 2018. Assuming positive results of the NeoCart Phase 3 clinical trial, we plan to submit a Biologics License Application (BLA) to the FDA in the second half of 2018. Upon receiving approval from the FDA, if at all, which we anticipate would be in 2019 if a BLA is submitted in the second half of 2018, we then intend to launch and commercially market NeoCart in the United States for the treatment of cartilage defects in the knee.

•

Continue to Develop Our Manufacturing Capabilities. We own and operate our own cGMP manufacturing operations for NeoCart and are in the process of transferring the production of the critical raw materials and components used in the NeoCart production process to our manufacturing facility in Lexington, Massachusetts. Our goal is to gain full control over quality, process, supply and costs. In 2016, we incorporated internally produced collagen into the ongoing, NeoCart Phase 3 clinical trial and reached agreement with the FDA on the qualification and comparability plan for the NeoCart collagen scaffold. We expect to complete the scaffold transition and comparability work and to begin and complete the qualification of the components of the proprietary adhesive in 2017. This transition to our own manufacturing facilities will also enable us to expand production capacity for clinical and commercial supply of NeoCart in the future in the event we receive FDA approval, subject to comparability verification and confirmation by the FDA.

•	Maximize Commercial Opportunity of NeoCart. We expect to invest strategically in a U.S. commercial infrastructure to support the successful launch, commercialization and post-marketing support for NeoCart, in the event NeoCart should receive FDA approval. As part of this investment, we intend to build a highly experienced medical affairs, sales and marketing organization to target orthopedic surgeons in the United States as the primary point of contact. In preparation for a potential launch of NeoCart, if ever, we are developing a reimbursement dossier to facilitate the introduction of NeoCart into the marketplace and are collecting Health Economics Outcomes Research data per a January 2015 protocol amendment to the ongoing NeoCart Phase 3 clinical trial. The additional data include key economic data and outcomes associated with quality of life, productivity and return to work status, as well as healthcare resource utilization related to direct and indirect costs. We believe the recovery advantages of NeoCart over other treatments may be substantial, and expect these data to be critical to the reimbursement and adoption of NeoCart, if approved. Furthermore, we intend to leverage these data and our manufacturing expertise to develop potential commercial and product collaborations in markets outside of the United States, such as Japan and Asia, in order to maximize the commercialization of NeoCart in those markets.

•	Leverage Our Regenerative Medicine Platform and Exclusive Channel Collaboration Agreement with Intrexon to Expand Our Pipeline. We believe the strength of our regenerative medicine platform provides us with a significant opportunity to enhance and expand our product pipeline. In addition, we believe we can leverage our technology and reduce our manufacturing costs by using Intrexon’s synthetic biology technology platform to develop and commercialize genetically modified chondrocyte cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans. Initially we are focused on using Intrexon’s technology to develop induced pluripotent stem cell derived (IPSC) source materials in our NeoCart manufacturing process. In 2016, we generated positive proof-of-concept data for IPSC derived NeoCart implants and are working with Intrexon to define the most appropriate development and regulatory plans to move this program forward. We also believe there is a significant unmet market need and commercial opportunity to treat cartilage defects in other joints such as ankles, shoulders and hips and intend to explore these areas both alone and in conjunction with Intrexon. Examples of such initiatives may include one-step, off-the–shelf and/or next-generation NeoCart products as well as products designed to treat additional soft tissue and musculoskeletal-related disorders.

•	Continue to Invest in Our Intellectual Property and Selectively Evaluate Business Development Opportunities. Our intellectual property estate includes more than 55 licensed or owned patents worldwide as well as trade secrets and know-how around the manufacturing of cell therapies. We intend to continue to expand our intellectual property portfolio to further protect both NeoCart and our future product candidates by filing patent applications in the United States, the European Economic Area (EEA, which is comprised of the 28 Member States of the European Union, Iceland, Liechtenstein and Norway) and other jurisdictions. In addition, we believe there may be opportunities to generate additional value from our intellectual property portfolio and intend to explore and evaluate various business development opportunities, both domestically and internationally, including collaborations around rights to NeoCart outside the United States. Furthermore, we believe there are opportunities to bring in complementary technologies and or product candidates that will leverage the commercial infrastructure we intend to build for the potential launch of NeoCart, if approved, and we intend to pursue such opportunities in the future.

Our Phase 3 Product Candidate: NeoCart

NeoCart data for the Phase 1 and 2 clinical trials have been published in leading medical journals including the Journal of Bone and Joint Surgery and the American Journal of Sports Medicine. The results from these two prior studies indicate that NeoCart may be a safe and effective treatment for articular cartilage lesions through five years of follow-up. We believe the Journal of Bone and Joint Surgery, accepted the initial Phase 2 data because of the high degree of rigor and quality of the design and analysis of the data. Please see the sections below entitled “Phase 2 Clinical Trial” and “Phase 1 Clinical Trial” for a discussion of the data from our Phase 1 and Phase 2 clinical trials.

In the first quarter of 2017, five-year clinical and MRI data from 29 patients with symptomatic full thickness cartilage lesions of the distal femoral condyle that were treated with NeoCart in the combined Phase 1 and 2 clinical trials were published in the American Journal of Sports Medicine. The publication contained an analysis and evaluation of safety and efficacy based on prospective MRI analyses and PROs through a 60-month follow-up period with 21 of 29 patients evaluable at the final time point. NeoCart patients in the publication were followed over a median of 60 months.

Qualitative MRI metrics were quantified according to modified magnetic resonance observation of cartilage repair tissue (MOCART) criteria, with an additional evaluation of repair tissue signal intensity. MOCART analyses indicated significant improvement (p<0.001) in cartilage quality from three 3 to 24 months, with stabilization and maturation from 24 to 60 months. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A p-value<0.001 means that the probability of the event measured occurring by chance is less than 1 in 1,000. In addition, MRI analysis demonstrated NeoCart repair tissue to be durable and evolve over time. Changes in imaging measures over time corresponded with improvement in clinical measures, with maximum benefits experienced at 24-months. The Phase 1 and 2 NeoCart PROs when compared to baseline also demonstrated statistically significant improvements on virtually all of the pain and functional endpoints, as early as 3 to 6 months, with sustained outcomes through 5 years.

Specifically, there were significant improvement in PROs from baseline measurements (mean ± standard deviation at baseline to mean ± standard deviation at follow-up points) that are summarized in the table below.

The results from these two prior studies, as further set forth in the 2017 publication in the American Journal of Sports Medicine indicate that NeoCart may be a safe and effective treatment for articular cartilage lesions through five years. Furthermore, the demonstrated rapid maturation of cartilage as evidenced by the MRI data from the Phase 1 and Phase 2 clinical trials is consistent with biomechanical data generated and presented by Histogenics and Cornell University that showed that in vitro cartilage constructs, or tissue implants, produced using a process that is designed to mimic that of NeoCart exhibited mechanical properties prior to implantation that were similar to that of native cartilage. The biomechanical data were initially presented at Orthopedic Research Society 2016 annual meeting and are published in the Journal of Orthopaedic Research. Taken together, these results suggest that the maturation of tissue-engineered cartilage implants, such as NeoCart, leads to improved mechanical properties prior to implantation and may result in a more rapid recovery and return to function for patients suffering from cartilage defects.

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

As agreed to with the FDA under our SPA, the primary endpoint for approval is superiority at one year in the proportion of responders in the NeoCart patient group compared to the proportion of responders in the microfracture patient group in a dual-threshold responder analysis. We believe that both the one year primary endpoint and the dual threshold responder analysis are unique to the NeoCart Phase 3 clinical trial. Specifically, the one year endpoint may be a result of our ability to make cartilage tissue ex vivo which has the potential to result in a more rapid recovery. We believe the dual threshold responder analysis represents a high hurdle endpoint that requires patients to have clinically meaningful responses on both pain and function scales—results that may be difficult for other procedures to achieve. The dual-threshold responder analysis utilizes the KOOS pain subscale and IKDC Subjective assessments. Both the KOOS pain and the IKDC Subjective assessments are validated, patient-centered and self-administered outcome instruments intended to assess patient-relevant outcomes. The KOOS separately assesses and scores five dimensions of outcomes from the patient’s perspective: pain, symptoms, activities of daily living, sport and recreation function and knee-related quality of life. Similarly, the IKDC Subjective assesses and scores three dimensions of outcomes from the patient’s perspective: symptoms, function during activities of daily living and sports.

The scores are tabulated and transformed to a 100-point scale, where 100 represents the best outcome for either pain or function and zero represents the worst outcome. A one-year superiority endpoint was deemed appropriate for our Phase 3 clinical trial under our SPA based on the magnitude of difference between the responder rates at one year for patients receiving NeoCart implants and patients receiving microfracture surgery in our Phase 2 clinical trial. We believe that, should our Phase 3 clinical trial show a comparable magnitude of difference in responder rates between NeoCart and microfracture, NeoCart’s ability to function like cartilage upon implantation and integrate with the surrounding native tissue (attributes of NeoCart we believe are responsible for our Phase 2 clinical trial results) will be a principal reason for the one-year Phase 3 clinical trial outcome and the presumed resultant durability. However, there is no guarantee that our Phase 3 clinical trial results will demonstrate the same results as our Phase 2 or Phase 1 clinical trials and NeoCart may not be approved for sale in the United States by the FDA after the FDA reviews the results of the Phase 3 clinical trial.

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

SCHEMATIC REPRESENTATION OF RESPONDER RATE ANALYSIS

The following additional endpoints will be evaluated in secondary superiority testing at one year comparing the NeoCart patient group to the microfracture patient group:

•	time to full weight-bearing;

•	“treatment failure,” defined as a greater than an 8-point deterioration in KOOS pain score at one year compared to baseline and/or a reoperation; and

•	presence of mature collagen layering as assessed by magnetic resonance imaging cartilage mapping at one year.

Patients will be followed for a total of three years for safety and additional efficacy data.

Phase 3 Status

As of December 31, 2016, we had enrolled 196 patients into the Phase 3 clinical trial, an increase of approximately 72% over total enrollment at December 31, 2015. We expect to complete enrollment of our NeoCart Phase 3 clinical trial by the end of the second quarter of 2017, but we may encounter difficulties enrolling patients in our clinical trials, which could delay or otherwise adversely affect our clinical development activities. In November 2015, we filed an amendment to the NeoCart Phase 3 clinical trial protocol under the SPA to expand the eligible patient population. In December 2015, the FDA accepted the amendment which allows for, among other things, the inclusion of patients with trochlear lesions and the inclusion of patients up to age 59 into the trial. As of December 31, 2016, we had 34 sites eligible (out of a maximum of 40) to enroll patients.

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

Phase 2 Clinical Trial

Our NeoCart Phase 2 clinical trial was initiated in 2007 to evaluate further the positive safety and early efficacy signals demonstrated in our Phase 1 clinical trial of NeoCart for articular cartilage damage in the knee. We also sought to identify clinically meaningful endpoints and appropriate patient populations to be studied in the design of future clinical studies. The trial was a five-year prospective, controlled, randomized, clinical study of 30 patients conducted at six U.S. centers and completed its enrollment in 2008. Twenty-one patients were randomized to receive a NeoCart implant and nine patients were randomized to undergo a microfracture procedure. The trial was completed in 2013 with final data collection and analysis in 2014 and 2015.

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

In November 2013, the five-year observation period for the Phase 2 clinical trial concluded. Initial preliminary results were presented at the May 2015 Annual Meeting of the International Cartilage Repair Society demonstrating continued positive results of NeoCart. A subsequent analysis and validation of the data was performed in the second half of 2015 in connection with the submission of the data to the FDA and for peer-reviewed publication. The data from the trial are now final, and are currently under review for a future peer-reviewed publication, which is expected in 2017. Based on the initial analysis and consistent with already published initial data, NeoCart generally demonstrated a lasting improvement over baseline through five years after implant. During the course of the trial, no serious adverse events (expected or unexpected) were considered to be product- or implant-related. We believe the data demonstrate the advantage of NeoCart relative to Microfracture through five years after surgery. Importantly, the difference in responders at the end of the first year (the primary endpoint on our current Phase 3 clinical trial) was statistically significant (p < 0.05). Two-year results of this trial were published in the Journal of Bone and Joint Surgery in 2012.

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

Our acellular scaffolds are capable of hosting cells of any type, which allows us the flexibility to tailor their use for other regenerative medicine opportunities beyond cartilage repair, including ligament, tendon and meniscus repair. In addition to the potential use of our growth factor variants to optimize our manufacturing process, our proprietary growth factor variants may be of use in therapeutic applications such as fracture healing, osteoporosis, generalized osteoarthritis, orphan diseases involving genetically-based bone growth disruption and wound healing.

In September 2014, we entered into our ECC with Intrexon that governs a “channel collaboration” arrangement. Pursuant to the ECC we are working with Intrexon to utilize their synthetic biology technology platform for the development and commercialization of allogeneic, genetically modified, chondrocyte cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans. We believe an allogeneic therapy may offer advantages to both the patient and Histogenics including the elimination of the need for a biopsy and the ability to significantly streamline and thereby reduce the costs of manufacturing.

Together with Intrexon, we reached a number of important objectives in 2016. After evaluating a number of different cell sources we decided to focus our development efforts on the use of IPSC source materials to make a next-generation NeoCart. In 2016, we generated positive proof-of-concept data for IPSC derived NeoCart implants and are working with Intrexon to define the most appropriate development and regulatory plans to move this program forward.

Commercialization

If NeoCart is approved by the FDA, we plan to build our own commercial organization in the United States to support the launch and commercialization of NeoCart. The organization will be designed for scalability to support other potential future products as well. For NeoCart, we initially plan to launch with a small sales force and scale up to approximately 40 sales representatives and management after FDA approval. The NeoCart sales force will target the estimated 4,000 to 5,000 orthopedic surgeons in the United States who may use NeoCart, including a core group of physicians focused on the care of cartilage injuries. We expect this core commercial team to be comprised of experienced sales representatives with relevant industry experience in the areas of orthopedic surgery and biologics sales. We may also selectively evaluate commercialization strategies, including partnering, for NeoCart outside of the United States due to the cost and complexity of building an international infrastructure and, in some regions the challenging economic and reimbursement environments. For example, we believe that Asia, specifically Japan, may be an attractive market opportunity. The Japanese market for cartilage repair is estimated to represent more than 200,000 procedures annually and is growing due to favorable demographic trends and a greater general acceptance of regenerative medicine products relative to other parts of the world. Furthermore, the Japanese Regenerative Medicine Law was passed in 2014 to potentially expedite the clinical development and commercialization pathways for innovative regenerative cell-based medicines that have demonstrated safety and probable efficacy. To date, two new products have received full and conditional approval since the law went into effect with favorable reimbursement profiles.

In 2016, we initiated discussions with the Japan Pharmaceuticals and Medical Devices Agency (PMDA) regarding the development of NeoCart for the Japanese market. To date we have held both informal and formal meetings to discuss the data from the NeoCart Phase 1 and Phase 2 clinical trials, the ongoing Phase 3 trial design and the proposed development program and the required regulatory submission package for potential conditional approval. In the first half of 2017, we intend to conduct formal meetings with the PMDA to define and agree upon the regulatory pathway and development requirements for the potential conditional approval of NeoCart in Japan. Once we have completed this process, we will seek to find a commercial and manufacturing partner for the Japan or Asia Pacific market.

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

Our manufacturing strategy is to own and operate fully integrated cGMP manufacturing operations for the commercial production of NeoCart in the event NeoCart receives FDA approval. We have historically manufactured the NeoCart implants for our clinical trials and are in the process of transitioning the production of the NeoCart components, or critical raw materials, to our facility in Lexington, Massachusetts in order to gain full control over quality, process, supply and costs. We intend to demonstrate the comparability of NeoCart implants made with the new raw materials to the prior implants that we produced with the critical raw materials from third-parties and are in the process of conducting the work necessary to support comparability. Please see the sections below entitled “NeoCart Technology and Materials Transfer” for additional information. Please see “Risk Factors—Risks Related to Our Business and Commercialization of Our Product Candidates—Failure to obtain, or any delay in obtaining, FDA approval regarding the comparability of critical NeoCart raw materials following our technology transfer and manufacturing location transition may have an adverse effect on our business, operating results and prospects” for additional information on the risks associated with our intellectual property strategy and portfolio.

We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we may seek to establish them as a secondary source of additional collagen for use in our manufacture of NeoCart in the U.S. We may also seek to collaborate with Collagen Solutions for potential future European manufacturing capabilities for future clinical trials of NeoCart and commercialization, if approved.

NeoCart Manufacturing Process

Our manufacturing process for NeoCart is systematic and organized with specific steps that are tightly controlled. The first step includes receiving a biopsy from the patient’s own cartilage from which cartilage cells can be isolated and expanded in number using segregated cell culture technology at our cGMP manufacturing facility in Waltham, Massachusetts. Once we have achieved an adequate number of cartilage cells, these cartilage cells are placed into a sterile collagen solution provided to us in vials after sterile filtration by a third-party contract manufacturer, and then applied to the three-dimensional collagen scaffold. The scaffold, which is currently provided to us by a third-party supplier, provides an environment for the NeoCart implant to grow and develop into the form ultimately implanted. The development of the NeoCart implant occurs under controlled conditions in our TEP system which exposes the implant to pressure cycles designed to simulate the pressure cycles that cartilage is exposed to in the knee. After development in the TEP system, the implant is placed into a solution that allows further maturation prior to implantation. Once the implant is mature and has met the appropriate manufacturing and quality control specifications, which include certain biomarkers of native, articular, hyaline cartilage, it is shipped by a third-party to the clinical site for implantation in the patient. This typically occurs within three to five days after the completion of the manufacturing process. The manufacturing cycle time, from receipt of biopsy to delivery of the implant, is approximately six to eight weeks. The range in cycle time is dependent upon the variability in the growth rates of the cells obtained from individual patients.

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

NeoCart Technology and Materials Transfer

Manufacturing of raw materials and components used in the NeoCart supply chain is undergoing a technology transfer from outsourced contract manufacturers, which we used for clinical manufacturing, to our manufacturing facility in Lexington, Massachusetts, which we will use for commercial manufacturing in the event NeoCart is approved by the FDA. This technology transfer extends to the base collagen, the collagen honeycomb scaffold and the three components of the CT3 bioadhesive—methylated collagen, curing solution and activated PEG. Sterile filtration and aseptic filling of our sterile collagen solution used in NeoCart production will continue to be performed by a third-party contract manufacturer until after commercialization. We do not anticipate any material changes to raw materials, components, formulations or properties, nor do we anticipate material changes to the NeoCart manufacturing process or finished product specifications as a result of the transfer.

Because we are transitioning production of critical raw material and components to our own manufacturing facility for future commercial production, we will be required to demonstrate to the FDA that the raw collagen material and the components manufactured in our facility are comparable to those that were used previously in clinical studies. In December 2014, we obtained FDA feedback and general agreement with our plans via a formal FDA-Sponsor Type C meeting, where we presented technology transfer and comparability plans that included our product test methods, and manufacturing process summaries. Based on internal review, guidance from FDA and a response from the FDA to our type C meeting received in January 2015, we believe our current strategy to generate and provide comparability data to the FDA for review should be sufficient.

In 2016, we reached agreement with the FDA on the data package for internally produced collagen, and in the second quarter of 2016 we incorporated internally produced collagen into the ongoing, NeoCart Phase 3 clinical trial. After the base collagen material, we focused on the remaining critical raw materials including the collagen scaffold and the adhesive, both of which have collagen as a component. We reached agreement with the FDA on the qualification and comparability plan for the NeoCart collagen scaffold in the third quarter of 2016 and expect to complete the scaffold transition in 2017. Once the scaffold transition is complete we will work towards qualifying the components of the proprietary adhesive, which we also believe will be completed in 2017. We believe we will be able to complete the transition without any additional clinical studies. However, as part of our BLA application for NeoCart, we will be required to obtain FDA approval of the comparability of the critical NeoCart raw materials manufactured in-house.

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

Our intellectual property portfolio is currently composed of 15 issued patents and 8 patent applications in the United States that we own, and 27 issued patents and six patent applications in the United States that we license from academic institutions and business entities. We also have over 100 counterpart patent and patent applications owned or licensed in certain foreign jurisdictions. This portfolio of owned and in-licensed patents and patent applications covers aspects of: our implants, including NeoCart and our protein implants; our tissue engineering processor; our adhesives; our growth factors, methods of delivery of therapeutic agents and promoters for increased expression of protein; our method for treatment of ligament and tendon injuries; surgical tools for placing our implants; and our bone composites. The patents that cover the listed technologies have statutory expiration dates between 2020 and 2031.

We have entered into license agreements with various academic institutions and business entities to obtain the rights to use certain patents and patent applications for the development and commercialization of our technology and products. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary position.

We license from Purpose Co., Ltd. (f/k/a Takagi Sangyo Co. Ltd. and f/k/a Takagi Industrial Co., Ltd.) (Purpose) an exclusive right to 39 issued patents and 10 pending patent applications worldwide relating to an exogenous tissue processor. Through this agreement, we have a sublicense to three issued U.S. patents and six issued foreign patents owned by Brigham and Women’s Hospital, Inc. (BWH) and Purpose that relate to compositions and methods for preparing multi-layered tissue constructs that include a cellular support matrix seeded with living cells derived from a native tissue and tissue culture protocols to promote the in vitro growth of tissues and tissue constructs. We also have an exclusive license to two issued U.S. patents and one pending U.S. patent application for restoration of articular cartilage matrix from the Board of Trustees of The Leland Stanford Junior University. The patents that have issued or may yet issue that have been licensed to us under these agreements will have statutory expiration dates between 2021 and 2031.

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

Material Technology License Agreements

Purpose Co., Ltd.

On May 10, 2016, we amended our license agreement (the “Amendment”) with Purpose whereby we acquired the development and commercialization rights to NeoCart in Japan. Under the Amendment, we assume sole responsibility for the development and commercialization of all or any portion our products in Japan. In addition, the amended agreement provides us with an exclusive, perpetual (with respect to patent rights, for the full term of each patent licensed) and sublicensable license, under Purpose’s patent rights and technology relating to their tissue processor, in Japan, to make, use, sell, import and otherwise exploit products or services covered by claims of such Purpose patents or Purpose’s technology, in connection with articular cartilage, ligaments, tendons and meniscus. The Amendment also terminates the license that Purpose held under the original license agreement to develop and commercialize Histogenics’ patents and technology in Japan.

Pursuant to the Amendment, we are obligated to pay Purpose payments of up to $10 million in the event certain milestones are satisfied as well as a royalty payment in the low single digits on the net sales in Japan for Histogenics products that rely on a Purpose patent or incorporate or necessarily rely upon any Purpose technology. Such royalty payment shall be reduced if the applicable Histogenics products do not rely on an outstanding Purpose patent.

The other terms of the agreement with Purpose remain in effect including our ability outside of Japan to (1) make, use and sell products or services covered by claims of Purpose’s patents and (2) use and create derivative works of Purpose’s technology for the design, development, manufacture, testing, support and commercialization of any product or service that incorporates or builds upon Purpose’s technology, in each case, only in connection with articular cartilage, ligaments, tendons and meniscus. Purpose reserves the right to sell its single unit exogenous tissue processer machines to research institutes for general but noncommercial use anywhere in the world.

As part of our agreement with Purpose, they continue to manufacture and sell single unit exogenous tissue processor machines to us. In addition, Purpose exclusively sublicensed to us its rights and obligations under the BWH-Purpose license, as amended from time to time. Under the Purpose-BWH license agreement, BWH granted Purpose an exclusive, royalty-bearing, worldwide, sublicensable license, under its rights in licensed patents and patent applications co-owned by BWH and Purpose, to make, use and sell (1) apparatuses for cultivating a cell or tissue, (2) tissue or cell products made using such apparatuses, (3) tissue or cell products made using processes for cultivating a cell or tissue as disclosed in the licensed patents and patent applications and (4) any apparatus that cultivates cells or tissues using such processes, in each case, whose manufacture, use, or sale is covered by the claims of the licensed patents and patent applications, only for therapeutic use. BWH may terminate this agreement if Purpose, itself or through its sublicensees, does not achieve commercial distribution and sale of the licensed products in the United States by December 31, 2019. In return for extending the termination period through December 31, 2019 pursuant to an amendment effective November 2015, we agreed to pay BWH $50,000 in November 2015 and three annual payments of $30,000 on the anniversary of the effective date of such amendment for the three years thereafter.

Pursuant to our sublicense from Purpose, we are obligated to pay royalties and milestone payments and sublicense payments due on the BWH-Purpose license agreement. We have paid minimum royalty amounts of $200,000 and sublicense payments of $175,000 through December 31, 2016. Purpose agreed to pay BWH a royalty rate in the low single digits of our net sales of licensed products, subject to a minimum of $20,000 annually, until the license agreement terminates or until royalty payments no longer have to be made. Purpose is obligated to make one additional sublicense payment of $25,000 and milestone payments to BWH of (1) $75,000 upon the first patient treated in Phase 3 clinical trials for each licensed product or licensed process and (2) $75,000 upon final FDA approval for each licensed product or licensed process.

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

As a license fee, we issued to Angiotech certain warrants to purchase from us shares of common stock, subject to certain anti-dilution protections. These warrants are no longer outstanding. We paid $1.0 million to Angiotech to make the license grant under the agreement exclusive. In addition, we paid four annual patent fees of $50,000 each as of December 31, 2016. We are also obligated to pay an additional fee of $3.0 million within 30 days after we receive regulatory approval from the FDA for a licensed product. As further consideration for the license, we also agreed to pay royalties at percentage rates of single digits of net sales of NeoCart and certain other products. We were able to reduce royalties from percentage rates of net sales in the double digits to this rate after making revenue share reduction payments that totaled $2.0 million.

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

We paid Stanford $30,000 upon execution of the agreement and, as of December 31, 2016, $421,000 as reimbursement for patent-related costs incurred by Stanford. We are required to pay Stanford a yearly royalty fee of $10,000, which is creditable against earned royalty payments due on net sales of that year. We have paid $140,000 in yearly royalty fees through December 31, 2016. Stanford is also entitled to a low single digit percentage rate of our net sales in royalties. We paid Stanford milestone payments of $35,000 upon issuance of the first licensed patent and $50,000 upon initiation of Phase 1 clinical trials of the licensed product in the first field that requires separate regulatory authority clinical approval. We have paid Stanford a milestone payment of $50,000 upon initiation of Phase 1 clinical trials of the licensed product in other fields that requires separate regulatory authority clinical approval, and are obligated to pay an additional milestone payment of $300,000 upon FDA marketing approval of the first licensed product.

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

Advanced BioMatrix, Inc.

In April 2014, we entered into an agreement with Advanced BioMatrix, Inc. (ABM) for a nonexclusive, nontransferable (except as expressly provided in the agreement), non-sublicensable (except as provided in the agreement), perpetual, irrevocable, worldwide, royalty-free right and license to use its technology related to certain collagen solutions and to make, use, sell and otherwise exploit collagen solutions produced using such technology, solely for the development and commercialization, including generation, implantation and use, of engineered tissue and biomaterials in the field of orthopedics. Pursuant to the agreement, we paid fees in April and November 2014 and will reimburse ABM for mutually agreed upon expenses for such rights and services to be performed by ABM for us in connection with such technology. This agreement will remain in effect until we or ABM provides written notice to terminate the agreement. Either party may terminate the agreement if the other party materially breaches any material term of the agreement and fails to cure such breach within 45 days after receiving notice of such breach.

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

Pursuant to the ECC, we are responsible for the research and development costs incurred by Intrexon associated with the development of product candidates developed under our collaboration, the effect of which may increase the level of our overall research and development expenses. Subject to certain exceptions, we will be responsible for, among other things, funding the further anticipated development of cell lines toward the goal of commercialization, conducting preclinical and clinical development of candidate product(s), as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon will be responsible for technology discovery efforts and cell line development. We will reimburse Intrexon for 50% of the costs it incurs under the ECC pursuant to a jointly agreed upon work plan prior to the acceptance by the FDA or equivalent regulatory agency in an applicable jurisdiction of an IND or equivalent regulatory filing for a collaboration product, and the remaining 50% of such costs after such filing acceptance by the FDA or equivalent regulatory authority. As of December 31, 2016, we have paid Intrexon $2.7 million in research and development expenses and have an additional $3.4 million payable.

We will pay Intrexon a royalty fee of a low double digit percentage of the gross profit derived from the sale of products developed from ECC. We will also pay Intrexon an intermediate double digit percentage of sublicensing revenue we may receive pursuant to certain conditions set forth in the ECC.

We have also agreed to make certain payments to Intrexon upon our achievement of designated commercialization and sales milestones in the form of shares of our common stock (based upon the fair market value of the shares otherwise required to be issued) or, at our option, a cash payment including up to $12 million of development and regulatory milestones and up to $22.5 million of commercialization milestones. In the event that we consummate an acquisition of our company prior to paying to Intrexon any one or more of the milestone payments and the ECC is transferred or assigned to the buyer in connection with such acquisition, then all subsequent milestone payments will thereafter each be payable only in cash to Intrexon.

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

For knee cartilage repair and regeneration, the market is large and growing, driven by more knee injuries in an increasingly active population. Worldwide, many additional products are commercially available, but the majority of these products were historically only available in the EEA. Carticel and MACI are currently the only two biologic products approved by the FDA, with MACI having been approved in December 2016. Carticel was approved by the FDA in 1997 and has a restrictive label that limits its use in salvage cases. However, we believe based on public statements made by Vericel, that MACI currently does not have similar label restrictions and will replace Carticel in the market. RevaFlex and NovoCart 3D are in U.S. clinical development, and based on our internal analysis of publicly available information, we believe may be approved in 2023 and 2021, respectively. However, their early clinical data have not been published in highly regarded peer-reviewed journals and the results of their clinical development program in the U.S. are unknown. Although minimally-modified cells such as DeNovo NT, which launched in the United States in 2007, and acellular cartilage matrix products such as Cartiform and Arthrex’s BioCartilage and are available in the United States, their path to market did not require a rigorous regulatory path and their clinical data to date has been sparse and commercial uptake limited. Product-less procedures such as debridement and microfracture continue to dominate the U.S. market.

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our competitors may move faster and have substantially greater financial, technical and human resources that could put them at an advantage in the development of safe and efficacious products and may help them obtain regulatory approval for their products more rapidly, as well as achieve more widespread market acceptance. We believe, however, the competitive benefits of NeoCart will allow us to position NeoCart effectively as a strong contender in the tissue repair market.

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

Under the Prescription Drug User Fee Act (PDUFA), each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, the user fee for an application requiring clinical data, such as a BLA, will be $2.4 million for 2016. PDUFA also imposes an annual product fee for biologics ($114,450 for 2016), and an annual establishment fee ($585,200 for 2016) on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Employees

As of December 31, 2016, we employed 47 full-time employees, including seven in research and development, nine in clinical development, 25 in manufacturing and quality control and assurance, and six in executive, general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements.

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

We commenced our first clinical trial in 2005, and we have a limited operating history developing clinical-stage regenerative medicine products upon which you can evaluate our business and prospects. In addition, besides our current ongoing Phase 3 clinical trial we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, such as regenerative medicine. For example, to execute our current business plan we will need to successfully:

•	execute our research and development strategies, including successfully enrolling and completing our clinical trial program for NeoCart;

•	manufacture NeoCart and constituent products contained in NeoCart for our ongoing Phase 3 clinical trial of NeoCart;

•	complete the transition of the NeoCart raw material manufacturing process to our in-house facilities and satisfy the United States Food and Drug Administration (the FDA) as to the comparability of such raw materials to those manufactured by third parties for use in our NeoCart clinical trials;

•	secure additional funding as may be needed, including, without limitation, in order to complete our NeoCart Phase 3 clinical trial, and file a BLA with the FDA;

•	obtain required regulatory approvals for the manufacturing and commercialization of NeoCart;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	continue to build and maintain a strong intellectual property portfolio;

•	recruit and retain qualified executive management and other personnel;

•	build and maintain appropriate research and development, clinical, sales, manufacturing, financial reporting, distribution and marketing capabilities on our own or through third parties;

•	expand potential indications of NeoCart and our regenerative medicine platform;

•	gain broad market acceptance for our product candidates; and

•	develop and maintain successful strategic relationships.

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

We are required to identify and enroll a sufficient number of patients that meet inclusion criteria under investigation for NeoCart. We will need to enroll the remaining patients in a timely manner in order to complete the trial. There is a limited patient population from which to draw participants in clinical trials. Due to the need to find patients with few or no concomitant joint disease, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are a limited number of specialized orthopedic surgeons that perform cartilage repair implantation procedures and among physicians who perform such procedures, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of NeoCart. For example, in November 2015 we changed our guidance for the completion of patient enrollment in the NeoCart Phase 3 clinical trial from June 2016 to June 2017 based on enrollment trends in November 2015 not meeting our expectations. Our ability to enroll patients in our clinical trials is affected by a number of factors including:

•	the size and nature of the patient population;

•	the design of the trial protocol for our NeoCart Phase 3 clinical trial;

•	the eligibility and exclusion criteria for the trial in question;

•	the availability of competing therapies and competing clinical trials, and physician and patient perception of NeoCart and our other product candidates being studied in relation to these other potential options;

•	the efforts to facilitate timely enrollment in our NeoCart Phase 3 clinical trial;

•	the ability to identify, and recruit a sufficient number of patients;

•	the ability to obtain and maintain patient consent;

•	the number and location of clinical sites in our NeoCart Phase 3 clinical trial;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the availability of time and resources at the institutions where clinical trials are and will be conducted;

•	the availability of raw materials and the possibility of raw materials expiring prior to their use;

•	the availability of adequate financing to fund ongoing clinical trial expenses;

•	the presence of concomitant joint disease in patients under investigation; and

•	the study endpoints such as pain that rely on subjective patient reported outcomes.

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

We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we may oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collagen Solutions during our NeoCart Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever.

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

We have invested a significant portion of our time and financial resources in the development of NeoCart, our product candidate in clinical development. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development and commercialization of NeoCart. We may not complete our registration filings in our anticipated time frame. Even after we complete our Biologics License Application (BLA) filing, the FDA may not accept our submission, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for NeoCart. In addition, the clinical data we have generated to date is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products.

If we are not successful in commercializing NeoCart, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. Our ability to successfully commercialize NeoCart will depend, among other things, on our ability to:

•	complete the enrollment, data analysis and BLA submission for our NeoCart Phase 3 clinical trial;

•	successfully monitor patients during and after treatment and minimize the risk that enrolled subjects will drop out of the NeoCart Phase 3 clinical trial before they are evaluated for the primary endpoint;

•	successfully complete and produce NeoCart implants for our clinical trials;

•	produce, through a validated process, NeoCart in quantities sufficiently large to permit successful commercialization;

•	receive marketing approvals from the FDA and similar foreign regulatory authorities;

•	build a commercial infrastructure and launch commercial sales of NeoCart;

•	maintain adequate capital resources to fund operations through commercialization; and

•	secure acceptance of NeoCart in the medical community and with third-party payors.

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $15.8 million in 2016 and $32.0 million in 2015. As of December 31, 2016 and December 31, 2015 we had an accumulated deficit of $181.8 million and $165.5 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and our future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our expanding operations in connection with the commercialization of NeoCart, if approved. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations.

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

We are currently advancing our lead product candidate NeoCart through clinical development. Developing regenerative medicine products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to file a BLA for NeoCart with the FDA, create additional manufacturing capacity for and to commercialize NeoCart and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. If the FDA or comparable foreign regulatory authorities require that we perform additional preclinical studies or clinical trials at any point or expand or extend our current trials, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals may be delayed depending upon our allocation of resources and available funding. Raising funds currently or in the then-current economic environment may be difficult and additional funding may not be available on acceptable terms, or at all.

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

The amount and timing of our funding requirements will depend on many factors, including:

•	the scope, progress, expansion, costs and results of our NeoCart clinical trials;

•	the scope, timing and costs of manufacturing NeoCart implants for use in our NeoCart clinical trials;

•	the timing of and costs associated with obtaining FDA approval of the comparability of the NeoCart raw materials manufactured in our facilities, or in third party facilities at our direction, with the raw materials that were manufactured by third parties for the use in our NeoCart clinical trials;

•	the timing of and costs involved in obtaining NeoCart regulatory approvals;

•	market acceptance of NeoCart following the receipt of regulatory approval, if any;

•	the resources we devote to marketing and commercializing NeoCart, if approved;

•	the scope, progress, expansion and costs of manufacturing NeoCart;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities associated therewith; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, related to our status as a public company and the potential commercialization of NeoCart, if approved.

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

In order to manufacture NeoCart, we operate our own cGMP manufacturing facility in Waltham, Massachusetts for production of NeoCart. In 2015, we completed a facility for our cGMP manufacturing in Lexington, Massachusetts which we plan to further build out to produce key NeoCart raw materials, including the CT3 components, source collagen and collagen scaffold. While we own the manufacturing process, unforeseen issues or outside influences could impact potential supply. For example:

•	Our facility in Waltham may not meet FDA cGMP standards during the pre-approval inspection necessary for BLA approval, delaying BLA approval and resulting in added cost to mitigate issues identified during inspection.

•	Our Lexington, Massachusetts facility for production of key raw materials may not receive FDA approval to operate, resulting in delays while we implement improvements necessary to receive approval, leading to delays in the initiation of commercial production. We met with the FDA in December 2014 to obtain preliminary feedback and general acceptance of our raw material transition strategy. In April 2016, the FDA approved our production of collagen and the use of collagen in the current NeoCart phase 3 clinical trial and in August 2016, the FDA also approved our collagen scaffold equivalence strategy. Additionally, we have entered into a supply agreement with Collagen Solutions pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. Any raw materials manufactured or handled at facilities operated by Collagen Solutions will similarly need to be approved by the FDA for comparability, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. We currently do not anticipate using any collagen produced by Collagen Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever.

•	The raw material to be produced at our facilities may not be comparable to the raw materials sourced from external vendors for earlier clinical trial work, including the ongoing NeoCart Phase 3 clinical trial, according to our current projected timelines, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. Such delays may impact enrollment of our NeoCart Phase 3 clinical trial and FDA approval, if granted at all.

•	We may not achieve our anticipated production throughput targets, resulting in lower than anticipated capacity, limiting supply of our products, lowering revenue and increasing costs. We may not hit our production cost target for a variety of reasons including increased raw material cost, underestimate of labor requirements, underestimate of capital requirement and other facility, personnel or materials issues that we have not anticipated. Increased costs will adversely impact gross margin achieved by our products.

•	We may not be able to fund future expansions of additional clean rooms and associated equipment and validations to support NeoCart production, or the FDA may require additional data that may delay our ability to supply anticipated market needs.

•	The FDA may not approve implementation of the multi-unit NeoCart reactor or approval may be delayed, which could result in capacity limitation and high unit costs, depending upon the length of the delay.

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

Even if we successfully develop and obtain regulatory approval for NeoCart and our future product candidates, the market may not understand or accept them. NeoCart and our future product candidates represent novel treatments and are expected to compete with a number of surgical options and more conventional products and therapies manufactured and marketed by others, including major pharmaceutical and biotechnology companies. The degree of market acceptance of any of our developed and potential product candidates will depend on a number of factors, including:

•	the clinical safety and effectiveness of NeoCart and our future product candidates and their perceived advantage over alternative treatment methods, if any;

•	the design of the trial protocol for our NeoCart Phase 3 clinical trial;

•	adverse events involving NeoCart and our future product candidates or the products or product candidates of others;

•	the performance of competitive products in the market; and

•	the cost of manufacturing our products, the selling price of our products, and the reimbursement policies of government and private third-party payors.

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

The current tissue engineering processor (TEP) in our Waltham facility is resource dependent due to the single-unit capacity. We are developing a multi-unit NeoCart reactor design which we believe would alleviate the capacity restraints currently resulting from our single-unit processors. We may begin implementation of a multi-reactor unit during the first year of product commercialization, thus providing adequate capacity to meet expected demand through the first two years of commercialization from our internal facilities. The FDA may not, however, approve implementation of the multi-unit NeoCart reactor or approval may be delayed which could result in capacity limitation or high unit costs depending upon the length of the delay.

We may not be able to fund future expansions of additional clean rooms and associated equipment and validations to support NeoCart production, or the FDA may require additional data that may delay our ability to supply anticipated market needs.

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

Significant developments arising from the United States presidential election or the U.K.s referendum on membership in the EU could have a material adverse effect on us.

In January of 2017, a new presidential administration and Congress took power in the United States. The new president has expressed antipathy towards existing trade agreements, like the North American Free Trade Agreement, greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. Changes in United States social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

Additionally, the new presidential administration and Congress have indicated that they will repeal and replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (the ACA) and the president, in January of 2017, signed an executive order that mandated that all executive agencies to the maximum extent of the law waive, defer, grant exemptions from, or delay implementation of any provision or requirement of the ACA. The provisions of the ACA became effective beginning in 2010, although the new presidential administration and Congress is actively working to repeal it and replace it with a different health care law. While we cannot predict what impact on federal reimbursement policies this law or any replacement law will have in general or specifically on any product we may commercialize in the future, the ACA or any replacement may result in downward pressure on reimbursement, which could negatively affect market acceptance of new products. Any rebates, discounts, taxes costs or regulatory or systematic changes on healthcare resulting from the ACA or its replacement may have a significant effect on our profitability in the future. We cannot predict whether the ACA will continue or what other laws or proposals will be made or adopted, or what impact these efforts may have on us.

On June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. On February 1, 2017, the United Kingdom parliament voted to allow the United Kingdom to exit the European Union by passing a bill that gives the prime minister of the United Kingdom the authority to invoke Article 50 of the Lisbon Treaty. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. There are many ways in which our business could be affected, only some of which we can identify.

The referendum, and the likely withdrawal of the United Kingdom from the European it triggers, has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects.

Changes in government funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent new products and services from being developed or commercialized by our life science tenants, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Currently, the FDA Commissioner position is vacant, pending the appointment of a new Commissioner by the new presidential administration. The confirmation process for a new commissioner may not occur efficiently. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the biologics industry.

In December 2016, the 21st Century Cures Act was signed into law. This new legislation is designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. In the past, the FDA was often unable to offer key leadership candidates (including scientists) competitive compensation packages as compared to those offered by private industry. The 21st Century Cures Act is designed to streamline the agency’s hiring process and enable the FDA to compete for leadership talent by expanding the narrow ranges that are provided in the existing compensation structures.

In the first week of the new presidential administration, it issued executive orders to freeze government hiring of new employees with the exception of military, national security and public safety personnel. This hiring freeze could impede current or future operations at the FDA and other agencies. It is unknown at this time what the impact of the hiring freeze will have on the FDA and on programs such as the 21st Century Cures Act. Furthermore, future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform their respective roles; including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, biologics and devices to be reviewed and/or approved by necessary government agencies and the healthcare and drug industries’ ability to deliver new products to the market in a timely manner, which would adversely affect our tenants’ operating results and business. Interruptions to the function of the FDA and other government agencies could adversely affect the demand for office/laboratory space and significantly impact our operating results and our business.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our and our collaborative partners’ preclinical studies and clinical trials;

•	the relative prices and perceived value of competitive products as compared to NeoCart;

•	our ability to recruit and enroll patients for our clinical trials;

•	the relative efficacy, safety, ease of use, reliability and durability of our product candidates;

•	the speed at which we and our competitors develop our respective product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to manufacture raw materials for use in our clinical trials, including our Phase 3 clinical trial of NeoCart;

•	our ability to protect and develop intellectual property rights related to our products;

•	our ability to maintain a good relationship with regulatory authorities;

•	the timing and scope of regulatory approvals, if any;

•	our ability to commercialize and market any of our product candidates that receive regulatory approval;

•	market perception and acceptance of regenerative medicine products;

•	acceptance of our product candidates by physicians, patients and institutions;

•	the cost to manufacture and price of our products;

•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare; and

•	our ability to manufacture and sell commercial quantities of any approved products to the market.

If our competitors market products that are more effective, safer or less expensive than our future products or that reach the market sooner than our future products, we may not achieve commercial success. In addition, poor market reception to the recently launched MACI product by a competitor could negatively impact the future launch of NeoCart. Any inability to compete effectively will adversely impact our business and financial prospects.

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

We are a party to technology licenses that are important to our business and we may enter into additional licenses in the future. We currently hold material licenses from Purpose Co., Ltd., Angiotech Pharmaceuticals (US), Inc., Angiodevice International GmbH, the Board of Trustees of The Leland Stanford Junior University, Koken Co., Ltd., Intrexon and Advanced BioMatrix, Inc. The rights licensed under these agreements, including rights relating to our scaffolds, tissue processor, bioadhesives and growth factors, are material to our regenerative medicine platform and the continued development of NeoCart and our future product candidates. These licenses impose various commercial, contingent payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our license agreements and our ability to develop or commercialize product candidates. Any termination or reversion of our rights to under the foregoing agreements may have a material adverse effect on our business, prospects and results of operations. Our Exclusive Channel Collaboration Agreement (the ECC) with Intrexon Corporation (Intrexon) provides that Intrexon may terminate such agreement if we do not perform certain specified requirements, including developing therapies considered demonstrably superior to existing therapies and those under development by us.

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

Pursuant to our ECC with Intrexon, we are responsible for future research and development expenses of product candidates developed under each such collaboration, the effect of which may increase the level of our overall research and development expenses going forward. We have incurred $3.0 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively, in connection with our collaboration with Intrexon. In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives of Intrexon and us, future development costs associated this program may be difficult to anticipate and may exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities.

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

Regulatory authorities, including the FDA, PMDA and the European Medicines Agency, may disagree with our interpretations of data from pre-clinical studies and clinical trials. Regulatory authorities also may approve a product for narrower indications than requested or may grant approval subject to the performance of post-marketing studies for a product. There can be no guarantee that such post-approval studies, if required, will corroborate the results of earlier trials. Furthermore, the market use of such products may show different safety and efficacy profiles to those demonstrated in the trials on which marketing approval was based. Such circumstances could lead to the withdrawal or suspension of marketing approval for the product, which could have a material adverse effect on our business, financial condition, operating results or cash flows. In addition, regulatory authorities may not approve or agree with the labeling claims that are necessary or desirable for the successful commercialization of our products.

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

Additionally, if any of our competitors’ products are approved and are unable to gain market acceptance for any reason, there could be a market perception that products like NeoCart are not able to adequately meet an unmet medical need. If we are unable to demonstrate to physicians, hospitals, healthcare payors and patients that our products are better alternatives, we may not be able to gain market acceptance for our products at the levels we anticipate and our business may be materially harmed as a result.

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

Failure to obtain or maintain adequate reimbursement for any products for which we receive marketing approval will adversely impact our ability to achieve commercial success. See also the risk factor entitled “Significant developments arising from the United States presidential election or the U.K.s referendum on membership in the EU could have a material adverse effect on us” located elsewhere in these risk factors for further risks associated with reimbursement.

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

We have also entered into a supply agreement with Collagen Solutions pursuant to which we may oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collagen Solutions during our Phase 3 clinical trial, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code (Code), utilization of net operating losses and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. We have in the past experienced ownership changes that have resulted in limitations on the use of a portion of our net operating loss carryforwards. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012, 2013 and 2016. If we experience further ownership changes, our ability to utilize our net operating loss carryforwards could be further limited.

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

We are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC. We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public reporting company including preparing for the commercialization of NeoCart, if approved. These areas include corporate governance, corporate control, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Compliance with the various reporting and other requirements applicable to public reporting companies will require considerable time, attention of management and financial resources. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public reporting company on a timely basis.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biologics industry generally. If a third-party claims that we or any of our licensors, suppliers or development partners infringe upon a third-party’s intellectual property rights, we may have to:

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, as of March 8, 2017 our common stock has traded as low as $1.39 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

•	the delay or failure in initiating, enrolling or completing preclinical studies or clinical trials, or unsatisfactory results of these trials;

•	announcements about us or about our competitors including clinical trial results, regulatory approvals, or new product candidate introductions and the revenue and growth potential of such new products;

•	developments concerning our current or future development partner, licensors or product candidate manufacturers;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the pharmaceutical or biotechnology industries and the economy as a whole;

•	governmental regulation and legislation;

•	the recruitment or departure of members of our board of directors, management team or other key personnel;

•	changes in our operating results;

•	any changes in the financial projections we may provide to the public, our failure to meet these projections, or changes in recommendations by any securities analysts that elect to follow our common stock;

•	any change in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

•	the expiration of market standoff or contractual lock-up agreements;

•	sales or potential sales of substantial amounts of our common stock; and

•	price and volume fluctuations in the overall stock market or resulting from inconsistent trading volume levels of our shares.

In recent months and years, the stock market in general, and the market for pharmaceutical and biotechnological companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. In addition, Brexit or actions taken by the new presidential administration and Congress could adversely affect United States, European or worldwide economic or market conditions and could contribute to instability and volatility in global financial markets. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

Our quarterly operating results may fluctuate substantially, which may cause the price of our common stock to fluctuate substantially.

We expect our quarterly operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•	any variations in the level of expenses related to our development and expected commercialization of NeoCart;
•	derivative instruments recorded at fair value;

•	the addition or termination of any clinical trials;

•	any regulatory or clinical developments affecting NeoCart; and

•	the nature and terms of any stock-based compensation grants and any intellectual property infringement lawsuits in which we may become involved.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

As of March 8, 2017, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 58% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Some of pre-IPO existing security holders have demand and piggyback rights to require us to register with the SEC up to 4,479,418 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates. In November 2016, we registered 26,800,001 shares of common stock for resale by selling stockholders, including 10,737,275 shares of common stock underlying our outstanding Series A Convertible Preferred Stock and 13,466,667 shares of common stock underlying outstanding warrants issued in connection with our September 2016 private placement. The selling stockholders in the private placement are able to freely trade such shares of common stock, subject to Rule 144 transfer restrictions applicable to affiliates. We have registered an additional 2,436,666 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, contractual lock-up agreements, or Rule 144 transfer restrictions applicable to affiliates.

Our stock price does not meet the minimum continued listing requirements for Market Value of Listed Securities on The NASDAQ Global Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The NASDAQ Global Market or if we are unable to transfer our listing to another stock market.

As previously reported on our Current Report on Form 8-K filed on November 21, 2016, on November 18, 2016, we received a notice (the Notice) from The NASDAQ Stock Market LLC (NASDAQ) stating that, because we did not maintain a minimum Market Value of Listed Securities (MVLS) of $50,000,000 for the last 30 consecutive business days prior to November 18, 2016, we were no longer in compliance with NASDAQ Listing Rule 5450(b)(2)(A). The Notice had no immediate effect on the listing or trading of our common stock on The NASDAQ Global Market and the common stock continues to trade under the symbol “HSGX”.

The Notice stated that, in accordance with NASDAQ Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until May 17, 2017, to regain compliance with the minimum MVLS listing requirement. The Notice also states that if, at any time on or before May 17, 2017, the MVLS of our common stock closes at $50,000,000 or more for a minimum of 10 consecutive business days, NASDAQ will provide the Company with written confirmation that we have achieved compliance with the minimum MVLS listing requirement and the matter will be closed.

In the event that we do not regain compliance with the minimum MVLS listing requirement on or before May 17, 2017, NASDAQ will provide us with written notification that our securities are subject to delisting. At that time, we would be permitted to appeal the delisting determination to a NASDAQ Hearings Panel or apply to transfer our common stock to The NASDAQ Capital Market (provided that we satisfy the requirements for continued listing on that market at such time).

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

We will remain an emerging growth company until the earliest of: (1) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the end of the second fiscal quarter; (2) the end of the fiscal year in which we have total annual gross revenue of $1.0 billion or more during such fiscal year; (3) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period or (4) December 31, 2019, the end of the fiscal year following the fifth anniversary of the completion of our initial public offering.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are currently located in Waltham, Massachusetts, for which we have a lease until December 2017, renewable for two additional five-year terms. We lease approximately 25,472 square feet of office, manufacturing and laboratory space, including 5,700 square feet of cGMP clean room space that is outfitted for NeoCart manufacturing. This facility also houses our quality staff, including quality control testing, necessary to support NeoCart manufacturing. We subleased approximately 7,310 square feet of our facility to a tenant through May 2015, at which time this space was returned for our use. The Waltham facility is expected to be adequate for a potential initial commercial launch of NeoCart in 2019.

Additionally, we lease approximately 16,601 square feet of laboratory and manufacturing space, along with related office space, in Lexington, Massachusetts. The term of the Lexington lease expires October 1, 2022 and can be extended for one additional five year period thereafter. This facility includes clean room space that will be utilized for production of our CT3 adhesive components, our collagen scaffold and the collagen raw material used to produce the scaffold and components of the CT3 adhesive. This facility also includes necessary space for quality operations, including necessary quality control testing.

Additionally, as part of the acquisition of ProChon Biotech Ltd., we leased approximately 807 square feet of office space in Tel Aviv, Israel. The term of the lease expired on March 31, 2015 and was not renewed. As part of the acquisition, we also assumed approximately 1,641 square feet of office space in Woburn, Massachusetts. This lease expired on May 30, 2016 and was not renewed.

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

Year ending December 31, 2015	High	Low
First Quarter:	$12.47	$7.04
Second Quarter:	9.92	6.01
Third Quarter:	7.00	3.91
Fourth Quarter:	4.97	2.71

Year ending December 31, 2016	High	Low
First Quarter:	$3.60	$1.95
Second Quarter:	2.75	1.39
Third Quarter:	4.47	1.60
Fourth Quarter:	3.56	1.58

Holders

As of March 14, 2017, there were 14 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Securities Authorized for Issuance under Equity Incentive Plans

Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

On September 29, 2016, we closed a private placement of common stock Series A Preferred Stock and warrants. H.C. Wainwright & Co. LLC served as the sole placement agent for the private placement. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service. We raised approximately $27.6 million in net proceeds after deducting placement agent and legal fees from the private placement.

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

Overview

We are a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart®, is an innovative tissue implant that utilizes various aspects of our regenerative medicine platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. We are currently investigating NeoCart in a 245 patient, Phase 3 clinical trial. We have no products that are approved for sale in the United States and currently we are not selling any other products that may be approved for sale in other jurisdictions. Our regenerative medicine platform; combines expertise in the following areas:

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

We have devoted substantially all of our resources to the development of our regenerative medicine platform, the preclinical and clinical advancement of our product candidates, the creation and protection of related intellectual property and the provision of general and administrative support for these operations. Prior to 2014, we generated revenue from product sales, collaboration activities and grants. We have funded our operations primarily through the private placement of preferred stock and convertible promissory notes, through commercial bank debt and the proceeds from our initial public offering.

We have never been profitable and incurred net losses in each year since inception. Our accumulated deficit was $181.8 million as of December 31, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in connection with our ongoing activities as we:

•	conduct clinical trials of our product candidates;

•	continue scale up and improvement of our manufacturing processes;

•	continue with the transition of our manufacturing technology transfer;

•	continue our research and development efforts;

•	manufacture preclinical study and clinical trial materials;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	prepare to commercialize NeoCart, if approved;

•	hire additional clinical, quality control and technical personnel to conduct our clinical trials;

•	hire additional scientific personnel to support our product development efforts;

•	maintain, expand and protect our intellectual property portfolio;

•	implement operational, financial and management systems associated with the potential commercialization of NeoCart, if approved; and

•	hire additional general and administrative personnel to operate as a public company.

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

On September 29, 2016, we completed a private placement (the Private Placement) where we issued 2,596,059 shares of our common stock at a per share price of $2.25 and 24,158.8693 shares of our newly-created Series A Convertible Preferred Stock, which shares of preferred stock are convertible into approximately 10,737,275 shares of common stock. The Series A Convertible Preferred Stock became convertible into shares of our common stock following approval of the private placement by our stockholders in the fourth quarter of 2016. The net proceeds after deduction of placement agent fees and other transaction-related expenses was $27.6 million. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of our common stock at an exercise price of $2.25 per share. The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. The warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval.

The consolidated financial statements and the following information include the accounts of Histogenics, ProChon and Histogenics Securities Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue

We did not generate any revenue in 2016 or 2015 and do not expect to generate any revenue in the future until we have successfully completed the development of NeoCart and received approval from the FDA to market NeoCart or any future product candidates.

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

We plan to maintain our current level of research and development expenses for the foreseeable future as we continue the development of our regenerative medicine platform and our initial therapeutic product candidates. Our current planned research and development activities include the following:

•	advancing NeoCart in the Phase 3 clinical trial;

•	continued development work with Intrexon per the terms of the exclusive collaboration agreement;

•	leveraging our regenerative medicine platform to expand into additional therapeutic applications; and

•	expanding and protecting our intellectual property platform.

We cannot determine with certainty the timing and costs of initiation, the duration and the completion of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates, including NeoCart. Clinical and preclinical development timelines, the probability of success and related development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We do not track research and development expenses by product. We do not allocate general equipment and supply costs, facilities, depreciation and other miscellaneous expenses to specific products as these expenses are deployed across all of our products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation and travel expenses for our employees in the executive, finance and human resource functions. Other general and administrative expenses include facility-related costs and professional fees for directors, accounting and legal services, and expenses associated with obtaining and maintaining patents.

We anticipate that our general and administrative expenses will increase in the future to support the continued research and development and potential commercialization of our product development programs as well as to maintain compliance with SEC requirements and related costs associated with being a public company.

Total Other Income (Expense), Net

Total other income (expense), net consists primarily of warrant expense for fees paid in our Private Placement; interest income earned on cash and cash equivalents; interest expense on our equipment loan; and changes in liabilities that are held at fair value.

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

Tax Positions
(in thousands)
Balance at December 31, 2014	$(812)
Reductions based on tax positions related to the period	125

Balance at December 31, 2015	(687)
Reductions based on tax positions related to the period	125

Balance at December 31, 2016	$(562)

The uncertain tax positions giving rise to the unrecognized tax benefits of $0.6 million at December 31, 2016 relate to the timing of certain income and deductions for federal income tax purposes. The reversal of unrecognized tax benefits would not have any impact on the effective tax rate in future periods and are not expected to create cash tax liability upon settlement due to our ability to utilize both pre-change and post-change NOLs to offset their impact.

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

Impairment of Intangible Assets

We test intangible assets for impairment at year end or whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the intangible assets is less than the carrying amount of such assets, an impairment loss would be recognized in earnings in “impairment of goodwill and intangible assets.” The intangible assets would be written down to the estimated fair value, calculated based on the present value of expected future cash flows. Our intangible assets consisted of in-process research and development (IPR&D) obtained through the acquisition of ProChon and the AT Grade license. The results of our annual impairment test as of December 31, 2015, indicated a decline in the fair market value of the IPR&D, resulting in an impairment charge of $0.3 million for 2015. For year ended December 31, 2016, we deemed the value of the IPR&D to be zero as we have no plans to advance the technology or use it in any future clinical development activities. The result was a write-off of $0.2 million. IPR&D is now fully impaired.

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

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011,

2012, 2013 and 2016. We have not recorded NOLs that as a result of these restrictions will expire unused. The limitations are $3.9 million, $30.5 million, $36.7 million, $47.2 million, $47.2 million, $47.2 million and $100.1 million in 2010, 2011, 2012, 2013, 2014, 2015 and 2016 respectively.

As of December 31, 2016, and 2015, we had U.S. federal NOL carryforwards of $24.5 million and $55.5 million respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. As of December 31, 2016, and 2015, we also had U.S. state NOL carryforwards of $24.3 million and $55.4 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. At December 31, 2016 and 2015, we also had $26.1 million and $25.6 million, respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.

As of December 31, 2016, we have provided a full valuation allowance for deferred tax assets.

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We adopted this standard as of December 31, 2015, with prospective application. As a result, we reclassified our deferred tax assets classified as current to noncurrent and our deferred tax liabilities classified as current to noncurrent in our December 31, 2015 consolidated balance sheet.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This standard provides guidance to eliminate the existing diversity in practice in accounting for hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. This guidance requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. We have concluded that this guidance has no impact on the presentation of our results of operations, financial position and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 2015-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This standard provides guidance requiring when there is a performance target that affects vesting of equity awards granted and could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance on stock-based compensation, as it relates to such awards. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying this guidance as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. We issued performance-based awards during the year ended December 31, 2015. We adopted this guidance on a prospective basis and there have not been any performance-based awards since the effective date of the guidance.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued guidance that requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard is effective for us on January 1, 2018 using a retrospective transition method to each period presented. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. This standard provides guidance on accounting for employee share-based payments. This guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact of this guidance on the presentation of our results of operations, financial position and disclosures.

In February 2016, the FASB, issued ASU No. 2016-02- Leases (Topic 842). This requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for us in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements or related disclosures.

In May 2014, the FASB issued guidance that affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not had any revenue from contracts with customers through December 31, 2016. Our adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations

Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015:

	December 31,		Change
	2016	2015	$	%
	(in thousands)
Research and development expenses	$21,577	$23,243	$(1,666)	(7)%
General and administrative expenses	8,530	8,266	264	3
Impairment of goodwill and intangible assets	200	310	(110)	(35)
Other (expense), net	14,099	(205)	14,304	(6,978)

Revenue. We did not record any revenue for the years ended December 31, 2016 and 2015. We do not expect to generate any revenue in the future until we have successfully completed the development of NeoCart and received approval from the FDA to market NeoCart or any future product candidates.

Research and Development Expenses. Research and development expenses were $21.6 million for the year ended December 31, 2016 as compared to $23.2 million for the year ended December 31, 2015. The decrease in research and development expenses of $1.7 million was primarily due to a reduction in consulting expenses of $1.6 million, a reduction in raw materials expense of $0.8 million due to purchases made in 2015 of raw materials to support our ongoing Phase 3 clinical trial that were not repeated in 2016, and a reduction in patient recruitment costs of $0.6 million, and was partially offset by an increase of approximately $1.2 million due to higher patient enrollment in the NeoCart Phase 3 clinical trial.

General and Administrative Expenses. General and administrative expenses were $8.5 million for the year ended December 31, 2016 as compared to $8.3 million for the year ended December 31, 2015. The increase in expense of $0.3 million was primarily due to an increase in personnel related costs of approximately $0.5 million, an increase of approximately $0.3 million related to stock-based compensation expense from new option grants and an increase of $0.2 million of facility-related expenses, partially offset by a decrease of $0.7 million in professional and consulting expenses.

Impairment of Intangible Assets. Impairment of intangible assets was $0.2 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. Impairments of IPR&D were identified during our annual impairment testing for the years ended December 31, 2016 and 2015, respectively. The underlying IPR&D is a secondary asset to our core product NeoCart, which receives virtually all of our development and commercialization efforts. As a result, we recorded the necessary reduction in the value IPR&D resulting in the complete write-off of the asset. During the fourth quarter of 2016, we deemed the value of the IPR&D to be zero for the year ended December 31, 2016 as we have no plans to advance the technology or use it in any future clinical development activities. The result was a write-off of $0.2 million.

Other Income (Expense), Net. Other income (expense), net was $14.1 million for the year ended December 31, 2016, compared to ($0.2) million for the year ended December 31, 2015. The $14.3 million change from other (expense) to other income was primarily due to the periodic fair value adjustment of warrant liability of $17.5 million partially offset by costs incurred of $3.1 million in conjunction with the Private Placement in September 2016.

Liquidity and Capital Resources

Through December 31, 2016, we had an accumulated deficit of $181.8 million and anticipate that we will continue to incur net losses for the next several years.

Through December 31, 2016, we have funded our consolidated operations primarily through the proceeds of our initial public offering, private placement of preferred stock and convertible notes and commercial bank debt. As of December 31, 2016, we had cash and cash equivalents of $31.9 million.

We believe our existing cash and cash equivalents will be sufficient to fund our projected cash needs into the middle of 2018 and we have the ability to reduce or defer operating expenses as may be needed to fund our operations into the middle of the third quarter of 2018. We will require additional capital for the further development and commercialization activities of our existing product candidates.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	December 31,		Change
	2016	2015	$	%
	(in thousands)
Net cash used in operating activities	$(25,736)	$(30,034)	$4,298	(14)%
Net cash used in investing activities	(320)	(1,949)	1,629	(84)
Net cash provided by financing activities	27,049	4,371	22,678	519

Net increase (decrease) in cash and cash equivalents	$993	$(27,612)	$28,605	(104)%

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the design, initiation, progress, size, timing, costs and results of preclinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•	the timing and costs associated with our manufacturing technology transfer;

•	the timing and costs associated with manufacturing NeoCart and our future product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;

•	the cost of establishing sales, marketing and distribution capabilities for NeoCart, or any products for which we may receive regulatory approval;

•	the number and characteristics of product candidates that we pursue;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to expand our research and development activities, including our need and ability to hire additional employees;

•	our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company and prepare to support the commercialization of NeoCart, if approved; and

•	the effect of competing technological and market developments.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Operating Activities

Cash used in operating activities decreased $4.3 million to $25.7 million for the year ended December 31, 2016 from $30.0 million for the year ended December 31, 2015. During the year ended December 31, 2016, the net cash used for operating activities of $25.7 million consisted primarily of our net loss of $16.0 million adjusted for non-cash items including: the decrease in fair value of warrants of $17.5 million, $3.1 million in warrant expense, $1.7 million in depreciation expense, a $2.0 million increase in operating assets and liabilities, $1.5 million in stock-based compensation expense, a $0.5 million decrease in deferred rent and lease incentive, and $0.2 million related to the impairment of intangible assets. During the year ended December 31, 2015, the net cash used for operating activities of $30.0 million consisted primarily of our net loss of $32.0 million adjusted for non-cash items including: $1.6 million in depreciation expense, $1.2 million in stock-based compensation expense, a $0.8 million decrease in operating assets and liabilities, a $0.3 million decrease in deferred rent and lease incentive and $0.3 million related to the impairment of intangible assets.

Investing Activities

Cash used in investing activities decreased $1.6 million to $0.3 million for the year ended December 31, 2016 from $1.9 million for the year ended December 31, 2015. The difference was primarily related to a reduction in purchases of property and equipment.

Financing Activities

Cash provided by financing activities increased $22.7 million to $27.0 million for the year ended December 31, 2016 from $4.4 million for the year ended December 31, 2015. During the year ended December 31, 2016, we received net proceeds of $27.6 million from the Private Placement, partially offset by the payment on our equipment term loan of $0.6 million. During the year ended December 31, 2015, we received net proceeds of $4.7 million from the partial exercise of the underwriters’ overallotment option as part of our initial public offering, partially offset by the payment on our equipment line of credit of $0.4 million.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of December 31, 2016 and 2015, $0.8 million and $1.3 million, respectively, of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page 97 and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item regarding our directors, including the audit committee and audit committee financial experts, and executive officers corporate governance, our code of conduct and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended December 31, 2016 (2017 Proxy Statement) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and directors independence will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of, or incorporated by reference into, this annual report on Form 10-K:

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the consolidated financial statements or related notes.

3.	Exhibits. We have filed, or incorporated into this annual report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the consolidated financial statements of this annual report on Form 10-K.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on March 16, 2017.

HISTOGENICS CORPORATION

By:	/s/ Adam Gridley
Adam Gridley, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Gridley Adam Gridley	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2017

/s/ Jonathan Lieber Jonathan Lieber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2017

/s/ Garheng Kong, M.D., Ph.D. Garheng Kong, M.D., Ph.D.	Chairman of the Board of Directors	March 16, 2017

/s/ Joshua Baltzell Joshua Baltzell	Director	March 16, 2017

/s/ David Gill David Gill	Director	March 16, 2017

/s/ John H. Johnson John H. Johnson	Director	March 16, 2017

/s/ Michael Lewis Michael Lewis	Director	March 16, 2017

/s/ Kevin Rakin Kevin Rakin	Director	March 16, 2017

Histogenics Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Histogenics Corporation

We have audited the accompanying consolidated balance sheets of Histogenics Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Histogenics Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 16, 2017

Histogenics Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$31,908	$30,915
Prepaid expenses and other current assets	173	321

Total current assets	32,081	31,236
Property and equipment, net	3,860	5,213
Intangible asset, net	—	200
Restricted cash	137	137

Total assets	$36,078	$36,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,588	$2,024
Accounts payable due to Intrexon Corporation	360	229
Accrued expenses	2,097	1,444
Accrued expenses due to Intrexon Corporation	—	1,546
Current portion of deferred rent	136	126
Current portion of deferred lease incentive	407	407
Current portion of equipment loan	583	583

Total current liabilities	5,171	6,359
Accrued expenses due to Intrexon Corporation	3,040	—
Deferred rent, long-term	315	451
Deferred lease incentive, long-term	610	1,017
Equipment loan, long-term	178	761
Warrant liability	13,197	—

Total liabilities	22,511	8,588

Commitments and contingencies (Note 7)
Convertible preferred stock and stockholders’ equity:
Convertible preferred stock, $0.01 par value; 30,000,000 shares authorized, 13,416.4734 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,647,612 and 13,273,470 shares issued and outstanding at December 31, 2016 and 2015, respectively	159	132
Additional paid-in capital	195,181	193,631
Accumulated deficit	(181,773)	(165,565)

Total stockholders’ equity	13,567	28,198

Total liabilities and stockholders’ equity	$36,078	$36,786

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
Revenue	$—	$—
Operating expenses:
Research and development	21,577	23,243
General and administrative	8,530	8,266
Impairment of intangible asset	200	310

Total operating expenses	30,307	31,819

Loss from operations	(30,307)	(31,819)
Other income (expense):
Interest expense, net	(60)	(133)
Other expense, net	(248)	(72)
Warrant expense	(3,100)	—
Change in fair value of warrant liability	17,507	—

Total other income (expense), net	14,099	(205)

Net loss	$(16,208)	$(32,024)

Loss attributable to common stockholders—basic	$(13,863)	$(32,024)

Loss attributable to common stockholders—diluted	$(31,370)	$(32,024)

Loss per common share—basic	$(0.97)	$(2.42)

Loss per common share—diluted	$(2.18)	$(2.42)

Weighted-average shares used to compute loss per common share—basic	14,256,954	13,231,126

Weighted-average shares used to compute loss per common share—diluted	14,389,192	13,231,126

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share and per share data)

	Series A Convertible Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Restricted Stock $0.01 Par Value		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	12,746,519	$127	8,493	$—	$187,620	$(133,541)	$54,206
Issuance of common stock from overallotment, net of underwriting fees and issuance costs of $377	—	—	465,000	5	—	—	4,733	—	4,738
Issuance of warrant as part of the consideration for the consulting related to financial support services in March 2015	—	—	—	—	—	—	11	—	11
Vesting of restricted stock			3,303	—	(3,303)	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,228	—	1,228
Exercise of common stock options			53,458	—	—	—	39	—	39
Net loss	—	—	—	—	—	—	—	(32,024)	(32,024)

Balance at December 31, 2015	—	—	13,268,280	132	5,190	—	193,631	(165,565)	28,198

Stock-based compensation expense	—	—	—	—	—	—	1,548		1,548
Exercise of common stock options	—	—	3,685	1	—	—	2	—	3
Vesting of restricted stock	—	—	3,301	—	(3,301)	—	—	—	—
Issuance of common stock related to private placement	—	—	2,596,059	26	—	—	—	—	26
Issuance of Series A convertible preferred stock	24,159	—	—	—	—	—	—	—	—
Conversion of Series A convertible preferred stock	(10,743)	—	4,774,398	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(16,208)	(16,208)

Balance at December 31, 2016	13,416	$—	20,645,723	$159	1,889	$—	$195,181	$(181,773)	$13,567

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,208)	$(32,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,673	1,614
Deferred rent and lease incentive	(533)	(322)
Impairment of intangible asset	200	310
Stock-based compensation	1,548	1,228
Change in fair value of warrant	(17,507)	—
Warrant expense in connection with private placement	3,100	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	148	475
Accrued expenses due to Intrexon Corporation	1,494	1,539
Accounts payable	(435)	(2,844)
Accounts payable due to Intrexon Corporation	131	211
Accrued expenses	653	(232)

Net cash used in operating activities	(25,736)	(30,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(320)	(1,949)

Net cash used in investing activities	(320)	(1,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock, and warrants in connection with private placement, net of issuance costs	27,630	—
Proceeds from overallotment, net of issuance costs of $377	—	4,738
Repayments on equipment term loan	(583)	(406)
Proceeds from exercise of stock options	2	39

Net cash provided by financing activities	27,049	4,371

Net increase (decrease) in cash and cash equivalents	993	(27,612)
Cash and cash equivalents—Beginning of period	30,915	58,527

Cash and cash equivalents—End of period	$31,908	$30,915

Supplemental Disclosure of Non-Cash Items:
Fair market value of private placement warrants at issuance	$30,704	$—
Supplemental Disclosure of Cash Flow information:
Cash paid for taxes	$257	$79
Cash paid for interest	$66	$94

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

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

On May 13, 2011, the Company completed the acquisition of ProChon Biotech Ltd. (“ProChon”), a privately-held biotechnology company focused on modulating the fibroblast growth factor system for consideration of $2.2 million to enable it to create more effective solutions for tissue regeneration. ProChon’s products combine cell regeneration technologies with proprietary growth factors and biocompatible scaffolds to restore injured or chronically damaged tissues. The acquisition of ProChon provided the Company with access to a significant portfolio of intellectual property, including proprietary cell growth factors, in addition to furthering opportunities for the use of biomaterials to create more effective solutions for regenerating human tissue. The acquisition led to the initial recognition of goodwill, which was subsequently written off in 2011, and intangible assets including IPR&D and a licensing agreement which have been impaired as discussed in Note 2.

On December 18, 2014, the Company formed a wholly owned subsidiary, Histogenics Securities Corporation, under the laws of the Commonwealth of Massachusetts.

On September 29, 2016, the Company closed a private placement of common stock, preferred stock and warrants, contemplated by a securities purchase agreement dated September 15, 2016, with certain institutional and accredited investors. The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. See Note 8, Capital Stock, for further discussion of the private placement.

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

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses and cash flow deficits from

Histogenics Corporation

Notes to Consolidated Financial Statements

operations for the years ended December 31, 2016 and 2015. The Company has financed operations to date primarily through private placements of equity securities, including the sale of common stock and preferred stock, and the related issuance of warrants in September 2016, the issuance of common stock in the initial public offering completed in December 2014, and borrowings under debt agreements. The Company has incurred losses and negative cash flows from operations since inception resulting in an accumulated deficit at December 31, 2016 of $181.8 million. The Company anticipates that it will continue to incur net losses for the next several years. The Company believes that its existing cash and cash equivalents will be sufficient to fund its projected cash needs into the middle of 2018, and it has the ability to reduce or defer operating expenses as may be needed to fund its operations into the middle of the third quarter of 2018. The Company will require additional capital to complete the filing of a biologics license application with the FDA and commercialize NeoCart, if approved, and for the future development of its existing product candidates. However, the terms of such financing may not be on favorable terms or available to the Company.

Initial public offering

On December 3, 2014, the Company completed its initial public offering (“IPO”) whereby the Company sold 5,909,091 shares of common stock at a price of $11.00 per share. The shares began trading on the Nasdaq Global Market on December 3, 2014. Gross proceeds from the offering were $65 million. In January 2015, the underwriters exercised a portion of their overallotment option and purchased an additional 465,000 shares of the Company’s common stock at $11.00 per share, resulting in an additional $5.1 million in gross proceeds. After giving effect to underwriting discounts and commissions and offering expenses payable by the Company, net proceeds were $61.3 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. The amounts reclassified impact Accounts Payable and Accounts Payable due to Intrexon Corporation (“Intrexon”) for the year ended December 31, 2015.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards, warrant liability, recoverability of deferred tax assets, estimated useful lives of fixed assets and intangible assets. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Information about the Company’s operations in different geographic regions is presented in the tables below:

	December 31, 2016	December 31, 2015
	(in thousands)
Long-lived assets:
United States	$3,860	$5,204
Israel	—	9

Total long-lived assets	$3,860	$5,213

Fair Value Measurements

The carrying amounts reported in the Company’s consolidated financial statements for cash and cash equivalents, accounts payable, equipment loan, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no assets or liabilities classified as Level 1 or Level 2 as of December 31, 2016 and 2015 other than the money market fund described in the “Cash and Cash Equivalents” section below and there were no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. Other than the warrants issued in connection with the private placement transaction which closed on September 29, 2016, the Company had no assets or liabilities classified as Level 3 as of December 31, 2016 and 2015. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the twelve months ended December 31, 2016 and 2015.

Histogenics Corporation

Notes to Consolidated Financial Statements

The fair value of the warrants was determined using a Monte Carlo simulation model. This model incorporated several assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the historical volatility of the price of the Company’s common stock, the remaining contractual term of the warrant and estimates of the probability of a fundamental transaction occurring. See Note 8, Capital Stock, for further discussion of the private placement.

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
December 31, 2016
Assets:
Money market funds	$30,318	$30,318	$—	$—
Liabilities:
Warrant liability	13,197	—	—	13,197
December 31, 2015
Money market funds	25,764	25,764	—	—

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

As of December 31, 2016
(in thousands)
Beginning balance, January 1, 2016	$—
Issuance of warrants,	30,704
Change in fair value of warrant liability	(17,507)

Ending balance	$13,197

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis. As of December 31, 2016 and 2015, the carrying amount of cash and cash equivalents was $31.9 million and $30.9 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1 and had a balance of $30.3 million and $25.8 million as of December 31, 2016 and 2015, respectively, shown in the table above.

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

Histogenics Corporation

Notes to Consolidated Financial Statements

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

IPR&D is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the fair value using the same methodology as described above. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then an impairment charge is taken and the intangible asset is written-down to its fair value. During the fourth

Histogenics Corporation

Notes to Consolidated Financial Statements

quarter the Company deemed the value of the IPR&D to be zero for the year ended December 31, 2016 as it has no plans to advance the technology or use it in any future clinical development activities. The result was a write-off of $0.2 million. For the year ended December 31, 2015, the Company determined that there was impairment of its IPR&D of $0.3 million. The Company performed its annual impairment test of its IPR&D as of December 31, 2015 using an income approach, including a discount rate of 13%, applied to probability-adjusted after-tax cash flows. The Company believes that the assumptions are representative of those a market participant would use in estimating the fair value of the IPR&D.

Intangible asset, net of accumulated impairment charges, are summarized as follows:

	As of December 31, 2016			As of December 31, 2015
	Cost	Accumulated Impairment	Net Book Value	Cost	Accumulated Impairment	Net Book Value
	(in thousands)			(in thousands)
IPR&D	$630	$(630)	$—	$630	$(430)	$200

	$630	$(630)	$—	$630	$(430)	$200

Initial Public Offering Costs

The Company deferred direct incremental costs attributable with the IPO of its common stock prior to the closing of the IPO. These costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of its common stock. Upon completion of the IPO, $3.9 million of IPO costs were reclassified to additional paid-in capital as a reduction of the IPO proceeds. As of December 31, 2014, the Company had paid $2.9 million with the remaining $1.0 million included in accounts payable in the consolidated balance sheet. This amount was subsequently paid in 2015.

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

Histogenics Corporation

Notes to Consolidated Financial Statements

indexed to and potentially settled in the Company’s common stock that are determined to be classified as liabilities on the consolidated balance sheet, changes in fair value are recorded as a gain or loss in the Company’s consolidated statement of operations with the corresponding amount recorded as an adjustment to the liability on its consolidated balance sheet.

Revenue Recognition

In the future, if we generate revenue, it may be through license agreements, collaborations and product sales. The Company recognizes revenue when all four of the following criteria are met: (1) persuasive evidence that an agreement exists; (2) delivery of the products and/or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company did not recognize any revenue for the years ended December 31, 2016 and 2015.

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs include, but are not limited to: license fees related to the acquisition of in-licensed products; employee-related expenses, including salaries, benefits and travel; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the cost of acquiring, developing and manufacturing clinical trial materials; facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities; insurance and other supplies; and costs associated with preclinical activities and regulatory operations.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense.

Collaboration Arrangements

Costs reimbursed to a collaborator for work that it performs are recorded as research and development expenses. These reimbursements can include payments for work performed, or a milestone for which a payment is due, the reimbursements or development milestone achievement are recorded as research and development expense.

In September 2014, the Company entered into a collaboration agreement with Intrexon Corporation (“Intrexon”) for the development and commercialization of allogeneic cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans, utilizing Intrexon’s proprietary technology (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, the Company is responsible for the costs of development and commercialization, with some exceptions. Refer to Note 14, Related Parties for further details on all terms, conditions and exceptions of this collaboration.

License Agreements

Costs associated with licenses of technology are expensed as incurred and are included in research and development expenses.

Histogenics Corporation

Notes to Consolidated Financial Statements

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

For stock option grants with performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. The Company issued performance-based awards in 2015, but not in 2016.

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

Histogenics Corporation

Notes to Consolidated Financial Statements

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

Earnings (Loss) per Common Share

Earnings (loss) per common share is calculated using the two-class method, which is an earnings allocation formula that determines earnings (loss) per share for the holders of the Company’s common shares and participating securities. All series of preferred stock contain participation rights in any dividend paid by the Company and are deemed to be participating securities. Earnings available to common stockholders and participating convertible redeemable preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities include a contractual obligation to share in losses of the Company and are included in the calculation of net loss per share in the periods that have a net loss.

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

Warrant Accounting

As noted in Note 9, the Company classifies warrants to purchase shares of its common stock as a liability on its consolidated balance sheet if the warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model and net of issuance costs, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrants are recognized as a component of other income (expense), net in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.

Recently Adopted Accounting Pronouncements

In November 2015, Financial Accounting Standards Board (“the FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company prospectively adopted this guidance in the fourth quarter of 2015, which resulted in the removal of gross deferred tax assets and liabilities from the Company’s consolidated balance sheet. The net impact was zero and the prior period was not retrospectively adjusted.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This standard provides guidance to eliminate the existing diversity in practice in accounting for

Histogenics Corporation

Notes to Consolidated Financial Statements

hybrid financial instruments issued in the form of a share. A hybrid financial instrument consists of a “host contract” into which one or more derivative terms have been embedded. This guidance requires an entity to consider the terms and features of the entire financial instrument, including the embedded derivative features, in order to determine whether the nature of the host contract is more akin to debt or to equity. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. Retrospective application is permitted to all relevant prior periods. The Company has concluded that this guidance has no impact on the presentation of its results of operations, financial position and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 2015-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued guidance that requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard is effective for us on January 1, 2018 using a retrospective transition method to each period presented. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. This standard provides guidance on accounting for employee share-based payments. This guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is

Histogenics Corporation

Notes to Consolidated Financial Statements

evaluating the impact of this guidance on the presentation of its results of operations, financial position and disclosures.

In February 2016, the FASB, issued ASU No. 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements or related disclosures.

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

3.	LOSS PER COMMON SHARE

Basic and diluted loss per common share are calculated as follows:

	For the Year Ended
	2016	2015
	(In thousands, except share and per share data
Numerator:
Net loss	$(16,208)	$(32,024)
Net Loss attributable to Series A Preferred Stock (a)	(2,345)	—

Numerator for basic EPS—Earnings (loss) attributable to common stockholders	(13,863)	(32,024)

Effect of dilutive securities:
Deduct change in fair value of warrant liability	(17,507)	—

Numerator for diluted EPS—Earnings (loss) attributable to common stockholders after assumed conversions	$(31,370)	$(32,024)

Denominator:
Weighted-average number of common shares used in earnings (loss) per share—basic	14,256,954	13,231,126
Effect of dilutive securities:
Nonparticipating warrants	132,238	—

Denominator for diluted EPS—adjusted weighted average shares	14,389,192	13,231,126

Earnings (loss) per share—basic	$(0.97)	$(2.42)

Earnings (loss) per share—diluted	$(2.18)	$(2.42)

(a)	The Series A Preferred Stock participates in income and losses

Histogenics Corporation

Notes to Consolidated Financial Statements

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	As of December 31,
	2016	2015
Unvested restricted stock and options to purchase common stock	1,578,905	1,227,957
Series A preferred stock unconverted	5,962,817	—
Warrants exercisable into common stock	166,403	166,403

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2016	2015
	(in thousands)
Deposits	$10	$67
Undelivered laboratory and office equipment	—	17
Insurance	95	42
Other current assets	68	195

Prepaid expenses and other current assets	$173	$321

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
	(in thousands)
Office equipment	$266	$539
Laboratory equipment	4,443	4,337
Leasehold improvements	7,683	7,683
Construction in progress	759	547
Software	96	96

Total property and equipment	13,247	13,202
Less: accumulated depreciation	(9,387)	(7,989)

Property and equipment, net	$3,860	$5,213

Depreciation expense related to property and equipment amounted to $1.7 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively.

Histogenics Corporation

Notes to Consolidated Financial Statements

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2016	2015
	(in thousands)
Accrued compensation	$1,402	$758
Accrued clinical expenses	187	138
Accrued other	508	548

Total accrued expenses	$2,097	$1,444

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and research facilities in Waltham, Massachusetts under a non-cancellable operating lease, which expires in December 2017, with two additional five-year renewal options. Terms of the agreement provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses. In June 2014, the Company entered into a lease agreement to rent a facility in Lexington, Massachusetts. The commencement date of the lease was July 9, 2014 with a term that extends through June 1, 2023, with one additional five-year renewal option. Terms of the lease agreement provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of operating expenses. The Company’s wholly-owned subsidiary, ProChon, leased a facility in Woburn, Massachusetts which expired in 2016 and was not renewed.

Aggregate minimum annual lease commitments of the Company under its non-cancellable operating leases as of December 31, 2016, are as follows:

For the Year Ended December 31,
(in thousands)
2017	$2,266
2018	754
2019	586
2020	596
2021	605
Thereafter	926

Total minimum lease payments	$5,733

Rent expense under operating lease agreements amounted to $1.0 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively.

As an inducement to enter into its Waltham facility lease, the lessor agreed to provide the Company with a construction allowance of up to $3.2 million towards the total cost of tenant improvements. As an inducement to enter into its Lexington facility lease, the lessor agreed to provide the Company with a construction allowance of up to $1.0 million towards the total cost of tenant improvements. The Company has recorded these costs in the consolidated balance sheet as leasehold improvements, with the corresponding liability as deferred lease incentive. These liabilities are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

Histogenics Corporation

Notes to Consolidated Financial Statements

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development.

Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of December 31, 2016, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which has been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of December 31, 2016, the Company has paid an aggregate $0.7 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

Under the terms of the Tissue Regeneration License Agreement, the Company’s future commitments include:

•	A one-time $0.3 million payment upon approval of an eligible product by the FDA;

•	An annual minimum non-refundable royalty fee of $10 thousand for the life of the license that may be used to offset up to 50% of each earned royalty described below; and

•	Low single digit royalties on net sales.

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

Histogenics Corporation

Notes to Consolidated Financial Statements

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of December 31, 2016, the Company has paid an aggregate $1.0 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

The Sub-License Agreement was amended and restated in June 2012. Under the amended and restated agreement, the Company made Purpose the sole supplier of equipment the Company uses in its manufacturing processes, and granted Purpose distribution rights of the Company’s products for certain territories. In exchange, Purpose allowed for the use of its technology (owned or licensed) and manufactured and serviced exogenous tissue processors used by the Company. Under the terms of the agreement, as amended, Purpose granted the Company: (a) exclusive rights to all of Purpose’s technology (owned or licensed) related to the exogenous tissue processors, (b) continued supply of exogenous tissue processors during the Company’s clinical trials, and (c) rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, the Company granted Purpose an exclusive license in Japan for the use of all of the Company’s technology and made a payment of $0.3 million to reimburse Purpose for development costs on a next generation tissue processor.

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

In addition to the above, the Company’s future commitments under the terms of the Original Agreement and Sub-License Agreement include:

•	A minimum non-refundable annual royalty fee of $20 thousand, for the life of the license;

•	An additional, non-refundable annual royalty fee of $30 thousand from 2016 through 2019;

•	$10.2 million in potential milestone payments; and

•	Low single digit royalties on net sales of a licensed product.

The OCS Agreement

In connection with its research and development, the Company received grants from the Office of Chief Scientist of the Ministry of Industry and Trade in Israel (“OCS”) in the aggregate of $1.1 million for funding the fibroblast growth factor (“FGF”) program. In consideration for this grant, the Company is committed to pay royalties at a rate of 3% to 5% of the sales of sponsored products developed using the grant money, up to the amount of the participation payments received. The Company committed to pay up to 100% of grants received plus interest according to the LIBOR interest rate if the sponsored product is produced in Israel. If the manufacturing of the sponsored product takes place outside of Israel, the royalties can increase up to, but no more than, 300% of grants

Histogenics Corporation

Notes to Consolidated Financial Statements

received plus interest based on the LIBOR interest rate, depending on the percentage of the manufacturing of sponsored product that takes place outside of Israel.

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, as of December 31, 2016, the Company made total payments in an aggregate amount of $0.6 million of which $0.2 million was made in 2016 after acceptance of the final product. There are no additional payments due under this agreement.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. Pursuant to the agreement, starting 12 months after entering into the agreement, the Company will be required to order a minimum amount of material and/or services totaling $0.2 million from the Supplier in each calendar year until the expiration of the initial term of the agreement. The Company also committed to pay a non-refundable payment totaling $0.1 million by the end of 2015. This expense was recorded to research and development expense as of December 31, 2015.

8.	CAPITAL STOCK

On September 29, 2016, the Company closed the private placement contemplated by the securities purchase agreement (the “Purchase Agreement”), dated September 15, 2016, between the Company and certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock at an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. Upon a fundamental transaction, the holders of the warrant may require the Company to purchase any unexercised warrants in an amount equal to the Black-Scholes value of the option. A fundamental transaction is defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval. The Company determined the warrants are classified as a liability on the consolidated balance sheet because they contain a provision whereby in a fundamental transaction (as described above), the holder can elect to receive either the amount they are entitled

Histogenics Corporation

Notes to Consolidated Financial Statements

to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $30.7 million and approximately $0.4 million excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings in the third quarter of 2016 and is included in warrant expense within the consolidated statement of operations. In connection with the Private Placement, the Company incurred expenses of $3.1 million in warrant expense within the consolidated statements of operations.

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

Common Stock-100,000,000 shares authorized

The holders of shares of common stock are entitled to one vote per share. The holders of shares of common stock are not entitled to receive dividends, unless declared by the Company’s board of directors out of legally available funds, if ever.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock:

	As of December 31,
	2016	2015
Vesting of restricted stock	1,889	5,190
Options to purchase common stock	1,577,016	1,222,767
Common stock warrants	13,633,070	166,403

Total	15,211,975	1,394,360

Preferred Stock-30,000,000 shares authorized

Series A Convertible Preferred Stock

On September 29, 2016, the Company issued 24,158.8693 shares of newly-created Series A Convertible Preferred Stock, which were convertible into approximately 10,737,275 shares of common stock at an initial conversion price of $2.25. The Series A Preferred Stock has a par value of $0.01 and each share is convertible into 444.44 shares of common stock at the option of the holder. The holders of Series A Preferred Stock have no voting rights, share in both income and losses and are only entitled to dividends as declared on an as-converted basis. The Series A Preferred Stock contains no liquidation preferences or redemption rights and shares in the

Histogenics Corporation

Notes to Consolidated Financial Statements

distribution of the Company on an as-converted basis with the common stock. The Series A Preferred Stock shall not be converted if, after giving effect to the conversion, the holder and its affiliated persons would own beneficially more than 4.99% of our common stock (subject to adjustment up to 9.99% solely at the holder’s discretion upon 61 days’ prior notice to us or, solely as to a holder, if such limitation is waived by such holder upon execution of the private placement agreement).

9.	WARRANTS

Investor Warrants

In September 2016, in connection with the Private Placement, the Company issued common stock warrants to the investors to purchase up to 13,333,334 shares of our common stock at an exercise price of $2.25 per share. The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. The warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval. The warrants were valued at $2.28 per share using a Monte Carlo simulation and are marked-to-market on a quarterly basis with the change in value recorded as warrant expense or income on the consolidated statements of operations.

Placement Agent Warrants

In September 2016, in connection with the Private Placement, the Company issued HCW and certain of its affiliates warrants for the purchase of 133,333 shares of common stock at an exercise price of $2.25 per share. The HCW warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval. The warrants were valued at $2.28 per share using a Monte Carlo simulation and are marked-to-market on a quarterly basis with the change in value recorded as warrant expense or income on the consolidated statements of operations.

Affiliates of an Advisor Warrant

On July 20, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately upon issuance and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants as of July 20, 2012 was estimated using the OM with the following inputs: (a) risk-free interest rate of 0.22%; (b) implied volatility of the Company’s common stock of 99%; and (c) the expected term to a liquidity event of 1.7 years. On December 3, 2014, the Company completed its IPO and warrants for 5,839 shares of common stock were surrendered and common stock was issued by the Company to Purpose, Co. for the warrant shares surrendered. As of December 31, 2016 and 2015, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 are outstanding.

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant

Histogenics Corporation

Notes to Consolidated Financial Statements

vested and became exercisable in monthly installments over 24 months beginning September 30, 2015 and expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2015, the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares eligible for exercise under the warrant. The remaining 3,699 shares were vested and exercisable on December 31, 2016 and December 31, 2015.

10.	EQUIPMENT LOAN PAYABLE

As of December 31, 2016 and 2015, the Company had the following outstanding borrowing obligations:

	December 31, 2016	December 31, 2015
	(in thousands)
Silicon Valley Bank Equipment Loan Payable	$761	$1,344

Less: current portion	(583)	(583)

Long-term debt, net	$178	$761

In July 2014, the Company entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.8 million through March 31, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest, with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw, as published in the Wall Street Journal. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit.

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

As of December 31, 2016 and 2015, $0.8 and $1.3 million respectively, of borrowings were outstanding under the line of credit and the Company was in compliance with all required covenants.

11.	STOCK-BASED COMPENSATION

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

Histogenics Corporation

Notes to Consolidated Financial Statements

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

2013 Equity Incentive Plan

The Company’s board of directors adopted the 2013 Plan in November 2013 which the stockholders approved in October 2014. The 2013 Plan provides for the grant of incentive stock options, non-statutory stock options, rights to purchase restricted stock, stock appreciation rights and stock units. In connection with the issuance of restricted common stock, the Company maintains a repurchase right and shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2013 Plan is ten years. In June 2016, the Company’s stockholders approved an amendment to the EIP to increase the number of shares of common stock available for issuance under the 2013 Plan by 300,000 shares and increase the number of shares of common stock automatically added to the 2013 Plan on January 1 of each year during the term of the 2013 Plan, starting with January 1, 2017 (the “EIP Amendment”). Following adoption of the EIP Amendment, the number of shares of common stock available for issuance under the 2013 Plan is subject to an automatic annual increase on the first day of the Company’s calendar year beginning in 2017 equal to the lesser of (a) 4.0% of the total number of shares of common stock outstanding on December 31 of the prior year or, (b) the number determined by the Company’s Board of Directors Accordingly, the number of shares of common stock available for issuance under the EIP was increased by 825,904 shares effective January 1, 2017. To the extent any awards under the 2013 Plan are forfeited, terminate, expire, lapse without the issuance of shares, or if the Company repurchases shares subject to awards under the 2013 Plan, those shares will again become available for issuance under the 2013 Plan.

2013 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP”) in November 2013 which the stockholders approved in October 2014. The 2013 ESPP became effective upon the closing of the IPO on December 3, 2014. The Company’s 2013 ESPP qualifies under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the 2013 ESPP, 103,665 shares of the Company’s common stock are authorized for issuance to eligible employees. The number of shares reserved for issuance under the 2013 ESPP is automatically increased on the first business day of each of the Company’s fiscal years, commencing in 2015,

Histogenics Corporation

Notes to Consolidated Financial Statements

by a number equal to the lowest of (a) 51,832 shares of common stock,(b) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (c) the number of shares determined by the Company’s Board of Directors. Accordingly, the number of authorized shares of the Company’s common stock authorized for issuance to eligible employees under the 2013 ESPP was increased by 206,476 shares effective January 1, 2017. The number of shares reserved under the 2013 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit). The Company’s 2013 ESPP permits each eligible employee to purchase common stock through payroll deductions. There was no activity under the Plan in 2016 and 2015.

Stock option activity under the 2012 and 2013 plans is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	1,229,339	$7.32	9.0	$(4,679)
Granted	464,240	2.02
Exercised	(3,685)	0.76
Cancelled	(112,878)	4.97

Outstanding at December 31, 2016	1,577,016	$5.95	8.4	$71

Vested and expected to vest at December 31, 2016	1,492,341	$5.97	8.4	$69

Exercisable at December 31, 2016	561,693	$6.79	7.8	$52

As of December 31, 2016 and 2015, the unrecognized compensation cost related to outstanding options was $2.6 million and $3.9 million, respectively, and is expected to be recognized as expense over approximately 2.01 years and 2.68 years, respectively. The intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $10 thousand and $0.3 million, respectively.

As of December 31, 2016, the weighted average grant date fair value of vested options was $4.71 and the weighted average grant date fair value of options outstanding was $3.67.

Additional information about the Company’s stock option activity is as follows:

	Year Ended December 31,
	2016	2015
Weighted-average grant date fair value per share of employee option grants within the year	$1.26	$4.08
Cash received upon exercise of options	3	39

Restricted stock awards under the 2012 and 2013 plans are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	5,190	$1.07
Vesting of restricted stock	(3,301)

Unvested at December 31, 2016	1,889	$0.83

Histogenics Corporation

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015, the unrecognized compensation cost related to restricted stock awards was $1 thousand and $4 thousand respectively, and is expected to be recognized as expense over approximately 0.3 years and 1.2 years, respectively.

Stock-Based Compensation Expense

The Company granted stock options to employees for the years ended December 31, 2016 and 2015. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the fair value of the award. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

For all periods from inception to date, stock-based compensation for all options granted and restricted stock awards are classified as research and development expense and general and administrative expense. Stock compensation expense amounted to approximately $1.5 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. Included in the table below is restricted stock-based compensation expense of $2 thousand and $4 thousand, respectively, recorded in general and administrative expense during the years ended December 31, 2016 and 2015.

Stock-based compensation is as follows:

	Year Ended
	2016	2015
	(in thousands)
Research and development	$491	$451
General and administrative	1,057	777

Total stock-based compensation expense	$1,548	$1,228

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year Ended
	2016	2015
Risk-free interest rate	1.73%	1.68%
Expected volatility	72.5%	62.6%
Expected term (in years)	6.08	6.04
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Year Ended
	2016	2015
Risk-free interest rate	1.57%	1.79%
Expected volatility	63.5%	63.2%
Expected term (in years)	7.00	6.16
Expected dividend yield	0.0%	0.0%

Histogenics Corporation

Notes to Consolidated Financial Statements

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

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, through December 31, 2016 it determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

12.	INCOME TAXES

For the years ended December 31, 2016 and 2015, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

The components of loss before income taxes were as follows:

	As of December 31,
	2016	2015
	(in thousands)
U.S.	$(15,838)	$(31,382)
Foreign	(369)	(691)

Total	$(16,208)	$(32,073)

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	As of December 31,
	2016	2015
Federal income tax (benefit) at statutory rate	34.0%	34.0%
(Increase) decrease income tax benefit resulting from:
Permanent differences	29.0	(1.2)
Net Operating Loss Limitation	(111.1)	—
R&D Credit Limitation	(1.5)	—
Change in valuation allowance	48.7	(31.7)
Other	0.9	(1.2)

Income tax expense (benefit)	0.0%	0.0%

Histogenics Corporation

Notes to Consolidated Financial Statements

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$16,146	$28,200
Depreciation and amortization	6,229	6,688
Accrued expenses	2,082	1,183
Capitalized start-up costs	10,037	8,531
Other	75	259

Deferred tax assets before valuation allowance	34,569	44,861
Valuation allowance	(34,569)	(43,751)

	—	1,110
Deferred tax liabilities
IPR&D	—	(36)
Change in accounting method	—	(1,074)

	—	(1,110)

Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2016 and 2015, based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2016 and 2015. The valuation allowance decreased $9.2 million during the year ended December 31, 2016, due primarily to a reduction of net operating losses generated. The valuation allowance increased by $11.8 million during the year ended December 31, 2015, due primarily to net operating losses generated and capitalized expenses. In addition, the reduction in net operating losses were related to Section 382 limits as a result in a change in ownership.

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in the removal of gross deferred tax assets and liabilities from the Company’s Consolidated Balance Sheet at December 31, 2015. The impact was zero. No prior periods were retrospectively adjusted. As of December 31, 2016 and 2015, the Company had U.S. federal NOL carryforwards of $24.5 million, and $55.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. As of December 31, 2016 and 2015, the Company also had U.S. state NOL carryforwards of $24.3 million and $55.4 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. At December 31, 2016 and 2015, the Company also had $26.1 million and $25.6 million, respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and Section 383 of the Code, as well as similar state and foreign provisions. These ownership

Histogenics Corporation

Notes to Consolidated Financial Statements

changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012, 2013, and 2016. The Company has not recorded NOLs that, as a result of these restrictions, will expire unused. The limitations were approximately $47.1 million in 2015 and $100.1 million in 2016.

The changes in the Company’s unrecognized tax benefits are summarized as follows:

	As of December 31,
	2016	2015
	(in thousands)
Unrecognized tax benefit, beginning of year	$687	$811
Increase (decrease) related to current year positions	(125)	(124)
Settlements	—	—

Unrecognized tax benefit, end of year	$562	$687

As of December 31, 2016 and 2015, the total amount of unrecognized tax benefits was $0.6 million and $0.7 million, respectively which, if recognized, would favorably affect the effective income tax rate in future periods. Note that liabilities for unrecognized tax benefits have been recorded to the extent that they do not exceed the Company’s available losses that are not limited as a result of ownership changes that have occurred under Section 382 of the Code. Reductions to unrecognized tax benefits for limitations on the utilization of net operating losses due to ownership changes occurring during the year has been reflected in the table as reductions based on tax positions related to the current year. Histogenics accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. No accrued interest and penalties related to the Company’s unrecognized tax benefits has been accrued as of December 31, 2016 and 2015. The Company believes that it is reasonably possible that none of its unrecognized tax benefits, may be recognized at the end of 2016. The Company or one of its subsidiaries files income tax returns in the United States and various states and Israel. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2001 through present. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination. The tax years which remain subject to examination by tax authorities in Israel, as of December 31, 2016, include years 2013 through the present.

13.	EMPLOYEE BENEFITS

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

Histogenics Corporation

Notes to Consolidated Financial Statements

14.	RELATED PARTIES

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

Under the terms of the Collaboration Agreement, the Company is solely responsible for the costs to develop and commercialize any Collaboration Products with the following exceptions: (i) the establishment of certain manufacturing capabilities and facilities; (ii) the cost of basic research related to Intrexon’s proprietary technology outside of costs related to the Collaboration Products; (iii) payments related to certain in-licensed third party IP; (iv) the costs of filing, prosecution and maintenance of Intrexon patents; and (v) any other costs mutually agreed upon as being the responsibility of Intrexon. As partial consideration, the Company will pay commercialization milestones totaling $12 million, if and when achieved, and sales milestones totaling $22.5 million, if and when achieved. The milestone payments are payable in cash or shares of the Company’s common stock at the option of the Company. In the event the Company is sold prior to making any of these milestone payments and the Collaboration Agreement is transferred in the sale, the milestone payments would be payable in cash. The Company is also required to make low double digit royalty payments to Intrexon on any gross profit arising from the sale of Collaboration Products and to pay an intermediate double digit percentage of any sublicensing revenue it receives.

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product or upon 90 day written notice of cancellation by the Company. Total incurred expenses were $3.0 million and $3.1 million for the year ended December 31, 2016 and 2015, respectively. The total accrued expenses due Intrexon at December 31, 2016 and December 31, 2015 was $3.0 million and $1.5 million, respectively. Amounts are reflected as current liabilities in the consolidated balance sheet as of December 31, 2015. Amounts have been reclassified to long term liabilities in the consolidated balance sheet as of December 31, 2016, as a result of a change in circumstances, including the plans for products that we are developing as a part of the Exclusive Channel Collaboration with Intrexon. These expenses were included in research and development in the consolidated statement of operations.

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

Under the June 2012 amendment, the Company received exclusive rights to all of Purpose, Co.’s technology related to the exogenous tissue processor, continued supply of exogenous tissue processors during the Company’s clinical trials, and rights to manufacture the exogenous tissue processors at any location the Company chooses. In

Histogenics Corporation

Notes to Consolidated Financial Statements

exchange for such consideration, the Company named Purpose, Co. the sole manufacturer of equipment and also clarified the geographic territories of the exclusive license that Purpose Co. was granted for use of the Company’s technology. Also, the Company agreed to reimburse Purpose, Co. for $0.3 million of development costs on a next generation tissue processer. Refer to the discussion under Note 7, Tissue Processor Sub-License.

In May 2016, the Company acquired the development and commercialization rights to NeoCart for the Japanese market from Purpose, Co. Under the terms of the amended agreement, the Company assumes sole responsibility for and rights to the development and commercialization of NeoCart in Japan. In exchange for the transfer of development and commercialization rights, the Company will pay a success-based milestone to Purpose upon conditional approval of NeoCart in Japan, as well as commercial milestones and a low single digit royalty on Japanese sales of NeoCart, upon full approval, if any, in Japan.

The amounts that have been paid to Purpose, Co. under this agreement were $0.1 and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

Board of Director Affiliates

Affiliates of certain members of the Company’s Board of Directors participated in the Private Placement as described in Note 8.

15.	SUBSEQUENT EVENTS

On February 22, 2017, the Company entered into an amendment with Collagen Solutions (UK) LTD (the “Supplier”). The original agreement was entered into on September 15, 2015. Pursuant to the amendment, the Company agrees to pay the Supplier approximately $0.1 million in exchange for eliminating the minimum annual order of material and/or services and any other amounts due Supplier. The payment of $0.1 million will be made over the 18 months following the date of the amendment.

EXHIBIT INDEX

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Histogenics Corporation (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed on September 16, 2016, and incorporated herein by reference)

4.1	Specimen stock certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on November 26, 2014, and incorporated herein by reference)

4.2	Second Amended and Restated Investors’ Rights Agreement dated as of December 18, 2013 (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

4.3	Second Amended and Restated Stockholders’ Agreement dated as of December 18, 2013 (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

4.4	Warrant to Purchase Common Stock dated July 9, 2014 issued to Silicon Valley Bank (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

4.5

Amended and Restated Royalty Agreement dated as of October 14, 2014 (filed as Exhibit 4.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on November 7, 2014, and incorporated herein by reference)

4.6	Securities Purchase Agreement dated September 15, 2016 (filed as Exhibit 10.34 to the Registrant’s Current Report on Form 8-K as filed on September 16, 2016, and incorporated herein by reference)

4.7	Registration Rights Agreement dated September 29, 2016 (filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K as filed on September 29, 2016, and incorporated herein by reference)

4.8	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Registrant’s Current Report on Form 8-K as filed on September 29, 2016, and incorporated herein by reference)

4.9	Warrant to Purchase Common Stock of Histogenics Corporation issued to H.C. Wainwright & Co., LLC dated September 29, 2016 (filed as Exhibit 4.7 to the Registrant’s Current Report on Form 8-K as filed on September 29, 2016, and incorporated herein by reference)

10.1	Form of Indemnity Agreement for directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.2+	2012 Equity Incentive Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.3+	2013 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on May 4, 2016, and incorporated herein by reference)

Exhibit	Description

10.3A+

Amendment No. 1 to 2013 Equity Incentive Plan (filed as Exhibit 10.3A to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-212358), as filed on June 30, 2016, and incorporated herein by reference)

10.4+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on May 4, 2016, and incorporated herein by reference)

10.5†	License Agreement dated as of May 12, 2005 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.6†	Amendment to License Agreement dated as of August 31, 2007 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.7†	Second Amendment to License Agreement dated as of January 1, 2008 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.8†	Third Amendment to License Agreement dated as of April 15, 2008 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.9†	Fourth Amendment to License Agreement dated as of November 1, 2008 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.10†	Fifth Amendment to License Agreement dated as of August 6, 2010 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.11†	Reinstatement Agreement and Sixth Amendment to License Agreement dated as of February 8, 2011 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.12†	Seventh Amendment to License Agreement dated as of March 31, 2011 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.13†	Eighth Amendment to License Agreement dated as of June 29, 2012 among the Registrant and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.14†	Paid-up License Agreement dated as of March 6, 2013 between the Registrant and Koken Co., Ltd. (filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

Exhibit	Description

10.15†	Agreement dated as of June 22, 2012 between the Registrant and Purpose Co., Ltd. f/k/a Takagi Sangyo Co. Ltd. and f/k/a Takagi Industrial Co., Ltd. (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.16†	Exclusive Agreement dated as of April 15, 2001 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.17	First Amendment to Exclusive Agreement dated as of October 26, 2005 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.18†	Second Amendment to Exclusive Agreement dated as of January 15, 2006 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.19†	Amendment No. 3 to the License Agreement Effective 4/15/2001 dated as of May 1, 2009 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.20	Amendment No. 4 to the License Agreement Effective 4/15/2001 dated as of April 29, 2010 between the Registrant and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.21	Lease Agreement dated of June 9, 2006 between the Registrant and Intercontinental Fund III 830 Winter Street LLC (filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.22	First Amendment to Lease dated as of October 1, 2009 between the Registrant and Intercontinental Fund III 830 Winter Street LLC (filed as Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.23†	Collagen Technology Transfer Agreement dated as of April 15, 2014 between the Registrant and Advanced BioMatrix, Inc. (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.24+	Employment Agreement dated April 26, 2014 between the Registrant and Adam Gridley (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.25	Lease Agreement dated as of June 2, 2014 between the Registrant and ARE-60 Westview, LLC (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.26	Loan and Security Agreement dated as of July 9, 2014 between the Registrant and Silicon Valley Bank (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

Exhibit	Description

10.27†	Exclusive Channel Collaboration Agreement dated as of September 30, 2014 between the Registrant and Intrexon Corporation (filed as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.28+	Employment Agreement by and between the Registrant and Jonathan Lieber, entered into as of June 17, 2015 (filed as Exhibit 10.38 to the Registration’s Current Report on Form 8-K as filed on June 22, 2015, and incorporated herein by reference)

10.29+	Amended and Restated Employment Agreement by and between Histogenics Corporation and Stephen Kennedy dated July 29, 2015 (filed as Exhibit 10.39 to the Registration’s Current Report on Form 8-K as filed on July 30, 2015, and incorporated herein by reference)

10.30+

Amended and Restated Compensation Program for Non-Employee Directors adopted on June 24, 2015 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K as filed on March 10, 2016, and incorporated herein by reference)

10.31†	First Amendment to License Agreement, dated May 9, 2016, between the Registrant and Purpose Co., Ltd., f/k/a Takagi Sangyo Co. Ltd. (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 11, 2016, and incorporated herein by reference)

10.32+*	Employment Agreement by and between the Registrant and Gloria Matthews, DVM, Ph.D., DACVS, entered into as of July 14, 2015

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K as filed on March 27, 2015, and incorporated herein by reference)

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this document.
*	Filed herewith