Form 10-Q
period 2017-03-31
HISTOGENICS CORP
filed 2017-05-11
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2017, there were 21,168,090 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	the timing of enrollment, commencement and completion of our clinical trials;

•	our securities’ or industry analysts’ expectations regarding the timing and success of enrollment in our clinical trials;

•	the scope, progress and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, the timing of our future profitability, if at all;

•	our need for additional financing and our ability to raise additional funds on commercially reasonable terms;

•	our ability to establish and maintain development and commercialization partnerships;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	our technology manufacturing location and partners;

•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our regenerative medicine platform;

•	our expectations regarding competition, including the actions of competitors and the perceived relative performance in the marketplace of NeoCart as compared to competitive products;

•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

•	our ability to manufacture our product candidates at a commercial scale to serve those markets

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to attract or retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,374	$31,908
Marketable securities	8,000	—
Prepaid expenses and other current assets	296	173

Total current assets	24,670	32,081
Property and equipment, net	3,503	3,860
Restricted cash	137	137

Total assets	$28,310	$36,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,887	$1,588
Accounts payable due to Intrexon Corporation	—	360
Accrued expenses	995	2,097
Current portion of deferred rent	110	136
Current portion of deferred lease incentive	333	407
Current portion of equipment loan	570	583

Total current liabilities	3,895	5,171
Accrued expenses due to Intrexon Corporation	3,040	3,040
Deferred rent, long-term	308	315
Deferred lease incentive, long-term	583	610
Equipment loan, long-term	45	178
Warrant liability	13,467	13,197

Total liabilities	21,338	22,511

Commitments and contingencies (Note 5)

Convertible preferred stock and stockholders’ equity:

Convertible preferred stock, $0.01 par value; 30,000,000 shares authorized, 9,995.3979 and 13,416.4734 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 22,168,090 and 20,647,612 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	159	159
Additional paid-in capital	195,673	195,181
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(188,854)	(181,773)

Total stockholders’ equity	6,972	13,567

Total liabilities and stockholders’ equity	$28,310	$36,078

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—
Operating expenses:
Research and development	4,504	5,586
General and administrative	2,326	2,212

Total operating expenses	6,830	7,798

Loss from operations	(6,830)	(7,798)
Other income (expense):
Interest income (expense), net	35	(19)
Other expense, net	(17)	(101)
Change in fair value of warrant liability	(269)	—

Total other expense, net	(251)	(120)

Net loss	$(7,081)	$(7,918)

Other comprehensive loss:
Unrealized loss from available for sale securities	(6)	—

Comprehensive loss	$(7,087)	$(7,918)

Loss attributable to common stockholders—basic and diluted	$(5,832)	$(7,918)

Loss per common share—basic and diluted	$(0.27)	$(0.60)

Weighted-average shares used to compute loss per common share—basic and diluted	21,914,001	13,269,021

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,081)	$(7,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	394	430
Amortization of discount of investments	1	—
Deferred rent and lease incentive	(134)	(133)
Stock-based compensation	492	311
Change in fair value of warrant	269	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(122)	(145)
Accrued expenses due to Intrexon Corporation	—	357
Accounts payable	299	(311)
Accounts payable due to Intrexon Corporation	(360)	31
Accrued expenses	(1,103)	(463)

Net cash used in operating activities	(7,345)	(7,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37)	(32)
Purchases of marketable securities	(8,006)	—

Net cash used in investing activities	(8,043)	(32)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on equipment term loan	(146)	(146)
Proceeds from exercise of stock options	—	1

Net cash used in financing activities	(146)	(145)

Net decrease in cash and cash equivalents	(15,534)	(8,018)
Cash and cash equivalents—Beginning of period	31,908	30,915

Cash and cash equivalents—End of period	$16,374	$22,897

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On May 13, 2011, the Company completed the acquisition of ProChon Biotech Ltd. (“ProChon”), a privately-held biotechnology company focused on modulating the fibroblast growth factor system for consideration of $2.2 million to enable it to create more effective solutions for tissue regeneration. ProChon’s products combine cell regeneration technologies with proprietary growth factors and biocompatible scaffolds to restore injured or chronically damaged tissues. The acquisition of ProChon provided the Company with access to a significant portfolio of intellectual property, including proprietary cell growth factors, in addition to furthering opportunities for the use of biomaterials to create more effective solutions for regenerating human tissue. The acquisition led to the initial recognition of goodwill, which was subsequently written off in 2011, and intangible assets including IPR&D and a licensing agreement which have been fully-impaired.

On December 18, 2014, the Company formed a wholly owned subsidiary, Histogenics Securities Corporation, under the laws of the Commonwealth of Massachusetts.

On September 29, 2016, the Company closed a private placement of common stock, preferred stock and warrants, contemplated by a securities purchase agreement dated September 15, 2016, with certain institutional and accredited investors. The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. See Note 6, Capital Stock, for further discussion of the private placement.

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

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2017 of $188.9 million and has incurred losses and cash flow deficits from operations for the three months ended March 31, 2017 and 2016. The Company has financed operations to date primarily through private placements of equity securities, including the sales of common stock and preferred stock, and the related issuance of warrants in September 2016, the issuance of common stock in the initial public offering completed in December 2014, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the next several years and will require additional capital to complete the filing of a biologics license application with the FDA and commercialize NeoCart, if approved, and for the future development of its existing product candidates. As of March 31, 2017, the Company had approximately $24.4 million of cash and cash equivalents and marketable securities. Given the company’s current development plans, it anticipates that its existing cash and cash equivalents and marketable securities will be sufficient to fund its operations into the middle of 2018 and the Company has no committed sources of additional capital. To meet its capital needs, the Company intends to raise additional capital through debt or equity financing or other strategic transactions. However, there can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The failure of the Company to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates. The Company has identified contingency plans that can be implemented that include reducing or delaying certain operating expenses and capital expenditures. If implemented, these plans would result in cash resources sufficient to fund operations into the third quarter of 2018.

Basis of Accounting

The consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.

The consolidated financial statements include the accounts of Histogenics Corporation and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2017, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

Fair Value Measurements

The carrying amounts reported in the Company’s consolidated financial statements for cash and cash equivalents, marketable securities, accounts payable, equipment loan, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. Other than the warrants issued in connection with the private placement transaction which closed on September 29, 2016, the Company had no assets or liabilities classified as Level 3 as of March 31, 2017 and December 31, 2016. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2017 and twelve months ended December 31, 2016.

The fair value of the warrants is considered a Level 3 valuation and was determined using a Monte Carlo simulation model. This model incorporated several assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the historical volatility of the price of the Company’s common stock, the remaining contractual term of the warrant and estimates of the probability of a fundamental transaction occurring (See Note 6 for further discussion of the private placement).

The Company’s financial instruments as of March 31, 2017 consisted primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. The Company’s financial instruments as of December 31, 2016 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of March 31, 2017, and December 31, 2016, the Company’s financial assets recognized at fair value consisted of the following:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
March 31, 2017
Assets:
Cash Equivalents
Money market funds	$3,239	$3,239	$—	$—
U. S. government agency securities	999	999	—	—
Commercial paper	3,147		3,147
Corporate notes	2,068		2,068
Marketable securities:
Asset-backed securities	1,819	—	1,819	—
Commercial paper	3,584	—	3,584	—
Corporate notes	2,597	—	2,597	—

Total	$17,453	$4,238	$13,215	$—

Liabilities:
Warrant liability	$13,467	$—	$—	$13,467

December 31, 2016
Assets:
Money market funds	$30,318	$30,318	$—	$—

Liabilities:
Warrant liability	$13,198	$—	$—	$13,198

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

As of March 31, 2017
(in thousands)
Beginning balance, December 31, 2016	$13,198
Issuance of warrants	—
Change in fair value of warrant liability	269

Ending balance	$13,467

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in money market accounts and U.S. government agency securities.

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available for sale. The Company considers all available for sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within the consolidated balance sheets. Available for sale securities are maintained by the Company’s investment managers and may consist of commercial paper, high-grade corporate notes, U.S. Treasury securities, U.S. government agency securities, and certificates of deposit. Available for sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

The following table summarizes the available for sale securities held at March 31, 2017:

		Unrealized	Unrealized
Description	Amortized Cost	Gains	Losses	Fair Value
Asset-backed securities	$1,820	$—	$(1)	$1,819
Commercial paper	3,584	—	—	3,584
Corporate notes	2,602	—	(5)	2,597

Total	$8,006	$—	$(6)	$8,000

The Company did not hold any available for sale securities prior to the first quarter of 2017. The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2017, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available for sale marketable securities. There were no sales of available for sale securities during the quarter ended March 31, 2017.

The aggregate fair value of available for sale securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2017 was $4.4 million. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of March 31, 2017 was $6 thousand. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2017. The weighted average maturity of the Company’s portfolio was approximately three months at March 31, 2017.

Stock-Based Compensation

The Company accounts for stock options and restricted stock based on their grant date fair value and recognizes compensation expense on a straight-line basis over their vesting period. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, with the exception of stock options that include a market condition, and of restricted stock based on the fair value of the underlying common stock as of the date of grant or the value of the services provided, whichever is more readily determinable. The Company, in conjunction with adoption of ASU 2016-09-Stock Compensation: Improvements to Employee Share-Based Payment Accounting has elected to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense is classified as research and development or general and administrative based on the grantee’s respective compensation classification.

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the three months ended March 31, 2017. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

Warrant Accounting

As noted in Note 6, Capital Stock, the Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheet if the warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model and net of issuance costs, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the“ FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard is effective for us on January 1, 2018 using a retrospective transition method to each period presented. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02- Leases (Topic 842). This standard requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard provides guidance that requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted this guidance in the fourth quarter of 2016 and made any relevant disclosures in the consolidated financial statements and related footnotes.

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

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the three months-ended March 31, 2017 and 2016, there was no dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except share and per share data
Numerator:
Net loss	$(7,081)	$(7,918)
Net Loss attributable to Series A Preferred Stock (a)	(1,249)	—

Earnings (loss) attributable to common stockholders—basic and diluted	$(5,832)	$(7,918)

Denominator:
Weighted-average number of common shares used in earnings (loss) per share - basic and diluted	21,914,001	13,269,021

Earnings (loss) per share - basic and diluted	$(0.27)	$(0.60)

(a)	The Series A Preferred Stock participates in income and losses

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2017	2016
Restricted stock and options to purchase common stock	2,036,126	1,405,396
Series A preferred stock unconverted	4,442,355	—
Warrants exercisable into common stock	13,633,070	166,403

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2017	2016
	(in thousands)
Office equipment	$279	$266
Laboratory equipment	4,436	4,443
Leasehold improvements	7,711	7,683
Construction in progress	762	759
Software	96	96

Total property and equipment	13,284	13,247
Less: accumulated depreciation	(9,781)	(9,387)

Property and equipment, net	$3,503	$3,860

Depreciation expense related to property and equipment amounted to $394 and $430 for the three months ended March 31, 2017 and 2016, respectively,

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

Rent expense under operating lease agreements amounted to approximately $248 and $258 for the three months ended March 31, 2017 and 2016, respectively.

As an inducement to enter into its Waltham and Lexington facility leases, the lessors agreed to provide the Company with construction allowances of up to $3,184 and $996, respectively, towards the total cost of tenant improvements. The Company has recorded these costs in the consolidated balance sheets as leasehold improvements, with the corresponding liability as deferred lease incentive. The liability is amortized on a straight-line basis over the term of the leases as a reduction of rent expense.

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development.

Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent application, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of March 31, 2017, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of March 31, 2017, the Company has paid an aggregate $0.7 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of March 31, 2017, the Company has paid an aggregate $1.0 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

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

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, as of March 31, 2017, the Company made total payments in an aggregate amount of $0.6 million, of which $0.2 million was made in 2016 after acceptance of the final product. There are no additional payments due under this agreement.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. In February 2017, the Company entered into an amendment with the Supplier. Pursuant to the amendment, the Company agreed to pay the Supplier approximately $0.1 million in exchange for eliminating the minimum annual order of material and/or services and any other amounts due Supplier. The payment of $0.1 million will be made over the 18 months following the date of the amendment. As of March 31, 2017, the Company has paid $30 thousand under the terms of the amendment. The remaining amount of $70 thousand is expected to be paid over the next 15 months.

6. CAPITAL STOCK

On September 29, 2016, the Company closed the private placement contemplated by the securities purchase agreement (the “Purchase Agreement”), dated September 15, 2016, between the Company and certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock with an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. Upon a fundamental transaction, the holders of the warrant may require the Company to purchase any unexercised warrants in an amount equal to the Black-Scholes value of the option. A fundamental transaction is defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval. The Company determined the warrants are classified as a liability on the consolidated balance sheet because they contain a provision whereby in a fundamental transaction (as described above), the holder can elect to receive either the amount they are entitled to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $30.7 million and approximately $0.4 million excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings in the third quarter of 2016 and included in warrant expense within the consolidated statement of operations. In connection with the Private Placement, the Company incurred $3.1 million in warrant expense which was included within the consolidated statements of operations.

Concurrent with the closing of the Private Placement, the Company’s Certificate of Incorporation was amended by the filing of a Certificate of Designation to create the Series A Preferred Stock. The Company issued 24,158.8693 shares of the newly created Series A Preferred Stock which are convertible into approximately 10,737,275 shares of common stock. The Series A Preferred Stock has a par value of $0.01 and each share is convertible into 444.44 shares of common stock, at a conversion price of $2.25 per share, at the option of the holder. The Series A Preferred Stock has no voting rights and is only entitled to dividends as declared on an as-converted basis. The Series A Preferred Stock contains no liquidation preferences or redemption rights and shares in distributions of the Company on an as-converted basis with the common stock. The Series A Preferred Stock shall not be converted if, after giving effect to the conversion, the holder and its affiliated persons would own beneficially more than 4.99% of our common stock (subject to adjustment up to 9.99% solely at the holder’s discretion upon 61 days’ prior notice to us or, solely as to a holder, if such limitation is waived by such holder upon execution of the private placement agreement).

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

Affiliates of an Advisor Warrant

In July, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants as of July 20, 2012 was $117 thousand and was estimated using the Black-Scholes option pricing model with the following inputs: (a) risk-free interest rate of 0.22%; (b) implied volatility of the Company’s common stock of 99%; and (c) the expected term to a liquidity event of 1.7 years. The fair value was recorded as a reduction to Series A Preferred Stock and a credit to additional paid-in capital. In December, 2014, the Company completed its initial public offering and warrants for 5,839 shares of common stock were surrendered to partially settle a related liability and common stock was issued by the Company to Purpose for the warrant shares surrendered. As of March 31, 2017 and December 31, 2016, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 were outstanding.

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vested and became exercisable in monthly installments over 24 months beginning September 30, 2015 and expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2015, the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares eligible for exercise under the warrant. The remaining 3,699 shares were vested and exercisable on March 31, 2017 and December 31, 2016.

Equipment Line of Credit Warrant

In July 2014, the Company granted Silicon Valley Bank a warrant to purchase 6,566 shares of common stock at a per share exercise price of $7.99 as discussed in Note 10. The warrant is exercisable, in whole or in part, immediately and may be exercised on a cashless basis and expires on the tenth anniversary of issuance. The fair value of the warrant as of July 9, 2014 was estimated at $51 thousand with the following inputs: (a) risk-free interest rate of 2.58%; (b) implied volatility of the Company’s common stock of 87%; (c) the expected term of 10 years. The fair value of the warrant was recorded as a debt issuance cost with a corresponding credit to additional paid-in capital.

8. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the three months ended March 31, 2017 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,577,016	$5.95
Granted	486,450	1.72
Exercised	—	—
Cancelled	(29,229)	4.46

Outstanding at March 31, 2017	2,034,237	$4.96	8.6	$93

Vested and expected to vest at March 31, 2017	1,829,309	$5.09	8.5	$89

Exercisable at March 31, 2017	763,588	$6.18	7.9	$67

As of March 31, 2017, the unrecognized compensation cost related to outstanding options was $2.3 million and is expected to be recognized as expense over approximately 2.1 years. As of March 31, 2017, the weighted average grant date fair value of vested options was $4.17 and the weighted average grant date fair value of options outstanding was $3.03.

The weighted average grant date fair value per share of employee option grants was $1.04 and $1.43 for the three months ended March 31, 2017 and 2016, respectively.

Restricted stock awards under the 2012 Plan and 2013 Plan for the three months ended March 31, 2017 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,889	$0.83
Vesting of restricted stock	—	—

Unvested at March 31, 2017	1,889	$0.83

As of March 31, 2017, the unrecognized compensation cost related to restricted stock awards was $1 thousand and is expected to be recognized as expense over approximately 0.1 years.

Stock-Based Compensation Expense

The Company granted stock options to employees during the three months ended March 31, 2017 and 2016. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using a Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $0.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Research and development	$111	$115
General and administrative	381	196

Total stock-based compensation expense	$492	$311

Stock-based compensation by award type is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock options	$492	$310
Restricted stock	—	1

Total stock-based compensation expense	$492	$311

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.13%	1.40%
Expected volatility	65.3%	59.6%
Expected term (in years)	6.08	6.08
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.07%	1.66%
Expected volatility	72.8%	64.7%
Expected term (in years)	6.08	7.08
Expected dividend yield	0.0%	0.0%

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

10. EQUIPMENT LOAN PAYABLE

As of March 31, 2017 and December 31, 2016, the Company had the following outstanding borrowing obligations:

	March 31,	December 31,
	2017	2016
	(in thousands)
Silicon Valley Bank Equipment Loan Payable	$615	$761

Less: current portion	(570)	(583)

Long-term debt, net	$45	$178

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than its current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of March 31, 2017 and December 31, 2016, $0.6 million and $0.8 million, respectively, of borrowings were outstanding under the line of credit and the Company was in compliance with all required covenants.

The scheduled maturities of the Company’s debt are as follows:

March 31, 2017
(in thousands)
December 31, 2017	$438
December 31, 2018	178

Total	$616

11. RELATED PARTIES

Intrexon Corporation

In September 2014, the Company entered into an Exclusive Channel Collaboration Agreement (the “Collaboration Agreement”) with Intrexon Corporation (“Intrexon”) to use Intrexon’s proprietary technology for the development and commercialization of allogeneic cell therapeutics (the “Collaboration Products”) to treat or repair damaged articular hyaline cartilage in humans. The term of the Collaboration Agreement commenced upon the effective date, September 30, 2014, and continues until either written notice of termination is given by the Company within ninety days, or if either party creates a material breach that cannot be remedied within sixty days.

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

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product or upon 90 day written notice of cancellation by the Company. There were no expenses incurred under the collaboration for the three months ended March 31, 2017. For the three months ended March 31, 2016, total incurred expenses were $0.7 million. The total accrued expenses due Intrexon at March 31, 2017 and December 31, 2016 was $3.0 million and $3.0 million, respectively. These expenses were included in research and development in the consolidated statements of operations.

Purpose, Co.

In June 2012, the Company entered into an agreement with Purpose to amend its previous agreements. In the previous agreements, Purpose granted the Company a perpetual license to its patents related to its exogenous tissue processor which is used in the development of the Company’s products. In exchange, the Company granted Purpose a perpetual license to all of the Company’s biotechnology and biomaterial for use in Japan. The agreement provided for Purpose to manufacture and sell machinery to the Company for cost until the Company’s products become commercially viable. The Company also agreed to pay royalties on any third-party revenue generated using Purpose’s licensed technology.

Under the June 2012 amendment, the Company received exclusive rights to all of Purpose’s technology related to the exogenous tissue processor, continued supply of exogenous tissue processors during the Company’s clinical trials, and rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, the Company named Purpose the sole manufacturer of equipment and also clarified the geographic territories of the exclusive license that Purpose was granted for use of the Company’s technology. Also, the Company agreed to reimburse Purpose for $0.3 million of development costs on a next generation tissue processer. Refer to the discussion under Note 5, Tissue Processor Sub-License.

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

The company paid Purpose $0.1 million in the three months ended March 31, 2017. There were no payments made in the three months ended March 31, 2016.

Board of Director Affiliates.

Affiliates of certain members of the Company’s Board of Directors participated in the Private Placement as described in Note 6.

12. SUBSEQUENT EVENTS

In April 2017 the Company signed a second amendment to its lease of its facility in Waltham, Massachusetts. The amended lease commencement date is January 1, 2018 and terminates on December 31, 2024. The Company has an option to renew for an additional 5 year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Histogenics Corporation (we, our or Histogenics) is a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart ®, utilizes various aspects of our regenerative medicine platform to develop an innovative, cartilage-like implant intended to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is currently in a Phase 3 clinical trial in the United States under a special protocol assessment with the U.S. Food and Drug Administration (the FDA) for the treatment of knee cartilage damage. We believe that NeoCart is a disruptive therapy that has the potential to address many of the challenges with the current treatment alternatives. NeoCart is a quick and easy procedure for the physician and may offer patients a more rapid and durable recovery, with fewer follow-on procedures. Joint, or articular, cartilage covers the ends of bones and allows for joints to glide smoothly with minimal friction. Cartilage damage, or chondral defects, can be caused by acute trauma, such as a bad fall or sports-related injury, or by repetitive trauma, such as general wear over time. Unlike other tissues in the body, joint cartilage has no innate ability to repair itself, making any injury permanent. Left untreated, even a small defect can expand in size and progress to debilitating arthritis, ultimately necessitating a joint replacement procedure.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $188.9 million as of March 31, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in connection with our ongoing activities as we:

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

Financial Operations Overview

We conduct operations at our facilities in Waltham and Lexington, Massachusetts.

In May 2011, we acquired 100% of the voting shares of Prochon Biotech Ltd. (Prochon), a privately held biotechnology company focused on modulating the fibroblast growth factor system to enable it to create more effective solutions for tissue regeneration. The ProChon acquisition was accounted for as a business combination. Unless otherwise indicated, the following information is presented on a consolidated basis to include our accounts and those of ProChon subsequent to the May 2011 acquisition.

In September 2016, we completed a private placement where we issued 2,596,059 shares of the company’s common stock at a per share price of $2.25 and 24,158.8693 shares of our newly-created Series A Convertible Preferred Stock, which shares of preferred stock are convertible into approximately 10,737,275 shares of common stock. The Series A Convertible Preferred Stock will be convertible into shares of our common stock following approval of the private placement by our stockholders. The net proceeds after deduction placement agent fees and other transaction-related expenses was $27.7 million. As part of the private placement, the investors received warrants to purchase up to 13,333,334 shares of our common stock at an exercise price of $2.25 per share. The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the private placement. The warrants will be exercisable following approval of the private placement by our stockholders and expire five years after the date of such stockholder approval.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.

Other Company Information

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012, 2013 and 2016. We have not recorded NOLs that as a result of these restrictions will expire unused. The limitations are $3.9 million, $30.5 million, $36.7 million, $47.2 million, $47.2 million, $47.2 million and $100.1 million in 2010, 2011, 2012, 2013, 2014, 2015 and 2016, respectively.

As of December 31, 2016 and 2015, we had U.S. federal NOL carryforwards of $24.5 million and $55.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. As of December 31, 2016, and 2015, we also had U.S. state NOL carryforwards of $24.3 million and $55.4 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. As of December 31, 2016 and 2015, we also had $26.1 million and $25.6 million, respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.

As of March 31, 2017, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the three month period ended March 31, 2017 and 2016:

	Three Months ended March 31,		Change
	2017	2016	$	%
	(in thousands)
Research and development expenses	$4,504	$5,586	$(1,082)	(19)%
General and administrative expenses	2,326	2,212	114	5%
Other expense, net	(251)	(120)	(131)	109%

Research and Development Expenses. Research and development expenses were $4.5 million for the three months ended March 31, 2017 as compared to $5.6 million for the three months ended March 31, 2016. The decrease of $1.1 million was primarily due to a decrease in consulting and temporary labor costs of $0.9 million, and a reduction in patient recruiting expenses of $0.2 million. These amounts were partially offset by increases in employee recruitment costs of $0.1 million.

General and Administrative Expenses. General and administrative expenses were $2.3 million for the three months ended March 31, 2017 as compared to $2.2 million for the three months ended March 31, 2016. The $0.1 million increase was primarily due to an increase in stock-based compensation expense of $0.2 million and an increase in repairs and maintenance expense of $0.1 million. These amounts were partially offset by a decrease in employee recruitment and consulting expense of $0.1 million.

Other Expense Net. Net other expense was $0.3 million for the three months ended March 31, 2017 as compared to $0.1 million for the three months ended March 31, 2016. The $0.1 million change was primarily due to a change in the fair value of warrants of $0.3 million. That cost was partially offset by a reduction in franchise tax expense and an increase in interest income totaling approximately $0.1 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at March 31, 2017 of $188.9 million. We anticipate that we will continue to incur net losses for the next several years. Through March 31, 2017, we have funded our consolidated operations primarily through the funds raised in our recently completed private placement, funds raised in our IPO, the private placement of preferred stock and convertible notes prior to our IPO, commercial bank debt and, to a limited extent, revenue from product sales, collaboration activities and grants. As of March 31, 2017, we had cash and cash equivalents and marketable securities of $24.4 million.

We believe that our existing cash and cash equivalents and marketable securities of $24.4 million as of March 31, 2017 will be sufficient to fund our projected cash needs into the middle of 2018. However, we will require additional capital to complete the filing of a biologics license application with the FDA and commercialize NeoCart, if approved, and for the future development of our existing product candidates. To meet our capital needs, we intend to raise additional capital through debt or equity financings, or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, result of operations and financial condition. The Company has identified contingency plans that can be implemented that include reducing or delaying certain operating expenses and capital expenditures. If implemented, these plans would result in cash resources sufficient to fund operations into the third quarter of 2018.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	For the Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands)
Net cash used in operating activities	$(7,345)	$(7,841)	$496	(6)%
Net cash used in investing activities	(8,043)	(32)	(8,011)	25,034
Net cash used in financing activities	(146)	(145)	(1)	1

Net decrease in cash and cash equivalents	$(15,534)	$(8,018)	$(7,516)	94%

Operating Activities

Cash used in operating activities decreased $0.5 million to $7.3 million for the three months ended March 31, 2017 from $7.8 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, the net cash used for operating activities of $7.3 million consisted primarily of our net loss of $7.1 million, a $1.3 million net change in operating assets and liabilities and a $0.1 million charge for deferred rent and lease incentive, partially offset by stock-based compensation expense of $0.5 million, depreciation expense of $0.4 million and a change in fair value of warrants of $0.3 million,

Investing Activities

Cash used in investing activities increased $8 million to $8 million for the three months ended March 31, 2017 from $32 thousand for the three months ended March 31, 2016. The increased use of cash was related to purchases of marketable securities of $8 million.

Financing Activities

Cash used in financing activities was $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of March 31, 2017 and December 31, 2016, $0.6 million and $0.8 million, respectively, of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of March 31, 2017, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 16, 2017, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

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

We have incurred net losses in each year since our inception, including net losses of $15.8 million in 2016 and $32.0 million in 2015. As of March 31, 2017 and December 31, 2016 we had an accumulated deficit of $188.9 million and $181.8 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and our future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our expanding operations in connection with the commercialization of NeoCart, if approved. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations.

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

The global economic volatility and market instability has made the business climate more volatile and more costly. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on acceptable terms, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

The amount and timing of our funding requirements will depend on many factors, including:

•	the scope, progress, expansion, costs and results of our NeoCart clinical trials;

•	the scope, timing and costs of manufacturing NeoCart implants for use in our NeoCart clinical trials;

•	the timing of and costs associated with obtaining FDA approval of the comparability of the NeoCart raw materials manufactured in our facilities, or in third party facilities at our direction, with the raw materials that were manufactured by third parties for the use in our NeoCart clinical trials;

•	the timing of and costs involved in obtaining NeoCart regulatory approvals;

•	market acceptance of NeoCart following the receipt of regulatory approval, if any;

•	the resources we devote to marketing and commercializing NeoCart, if approved;

•	the scope, progress, expansion and costs of the commercial manufacturing of NeoCart;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities associated therewith; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, related to our status as a public company and the potential commercialization of NeoCart, if approved.

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

In December 2016, the 21st Century Cures Act was signed into law. This new legislation is designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. In the past, the FDA was often unable to offer key leadership candidates (including scientists) competitive compensation packages as compared to those offered by private industry. The 21 st Century Cures Act is designed to streamline the agency’s hiring process and enable the FDA to compete for leadership talent by expanding the narrow ranges that are provided in the existing compensation structures.

In the first week of the new presidential administration, it issued executive orders to freeze government hiring of new employees with the exception of military, national security and public safety personnel. This hiring freeze could impede current or future operations at the FDA and other agencies. It is unknown at this time what the impact of the hiring freeze will have on the FDA and on programs such as the 21 st Century Cures Act. Furthermore, future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform their respective roles; including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, as of May 8, 2017 our common stock has traded as low as $1.39 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

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

As of May 8, 2017, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 57% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our common stock could be delisted from NASDAQ.

In the future, our common stock may fall below the NASDAQ listing requirements or we may not comply with other listing requirements, with the result being that our common stock may be delisted. If our common stock is delisted, we may list our common stock for trading over the counter. Delisting from NASDAQ could adversely affect the liquidity and price of our common stock. A determination could also then be made that our common stock is a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.

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

There has been no material change in the planned use of proceeds from the Private Placement as described in our prospectus dated November 4, 2016, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act.

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

Histogenics Corporation

Dated: May 11, 2017	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2017	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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