Form 10-Q/A
period 2017-03-31
HISTOGENICS CORP
filed 2017-05-19
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2017, there were 22,168,090 outstanding shares of the registrant’s common stock, $0.01 par value per share.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 11, 2017 (the “Form 10-Q”), is to correct a typographical error in the number of shares outstanding as of the last practicable date from 21,168,090 to 22,168,090. In addition, the Registrant is also including Exhibits 31.1 and 31.2, as required by the filing of this Amendment No. 1 on Form 10-Q/A.

No other changes have been made to the Form 10-Q. This Amendment No. 1 on Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and except as noted above, does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits.

A list of the exhibits filed as part of this Amendment No. 1 on Form 10-Q/A is set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogenics Corporation

Dated: May 19, 2017	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 19, 2017	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.