Form 10-Q
period 2017-06-30
HISTOGENICS CORP
filed 2017-08-10
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 22,490,587 (to be updated as necessary) outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products, including the timing of availability of clinical trial data from enrolled clinical trials and the timing of filings such as Biologics License Application (“BLA”);

•	the scope, progress and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, the timing of our future profitability, if at all;

•	our need for additional financing and our ability to raise additional funds on commercially reasonable terms;

•	our ability to establish and maintain development and commercialization partnerships;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the timing of enrollment, commencement and completion of our clinical trials;

•	our securities’ or industry analysts’ expectations regarding the timing and success of our clinical trials;

•	our technology manufacturing location and partners;

•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our regenerative medicine platform;

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our expectations regarding competition, including the actions of competitors and the perceived relative performance in the marketplace of NeoCart as compared to competitive products;

•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

•	our ability to manufacture our product candidates at a commercial scale to serve those markets;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to attract or retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

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

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,
	2017	December 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,562	$31,908
Marketable securities	7,978	—
Prepaid expenses and other current assets	304	173

Total current assets	18,844	32,081
Property and equipment, net	3,146	3,860
Restricted cash	137	137

Total assets	$22,127	$36,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,618	$1,588
Accounts payable due to Intrexon Corporation	—	360
Accrued expenses	1,394	2,097
Current portion of deferred rent	86	136
Current portion of deferred lease incentive	259	407
Current portion of equipment loan	470	583

Total current liabilities	3,827	5,171
Accrued expenses due to Intrexon Corporation	3,040	3,040
Deferred rent, long-term	298	315
Deferred lease incentive, long-term	555	610
Equipment loan, long-term	—	178
Warrant liability	13,601	13,197

Total liabilities	21,321	22,511

Commitments and contingencies (Note 5)

Convertible preferred stock and stockholders’ equity:

Convertible preferred stock, $0.01 par value; 30,000 shares authorized, 9,747.8979 and 13,416.4734 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 22,278,090 and 20,647,612 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	159	159
Additional paid-in capital	196,045	195,181
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(195,396)	(181,773)

Total stockholders’ equity	806	13,567

Total liabilities and stockholders’ equity	$22,127	$36,078

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,208	5,794	8,712	11,380
General and administrative	2,166	2,161	4,492	4,373

Total operating expenses	6,374	7,955	13,204	15,753

Loss from operations	(6,374)	(7,955)	(13,204)	(15,753)
Other income (expense):
Interest income (expense), net	40	(17)	75	(36)
Other expense, net	(73)	(66)	(90)	(167)
Change in fair value of warrant liability	(135)	—	(404)	—

Total other (expense), net	(168)	(83)	(419)	(203)

Net loss	$(6,542)	$(8,038)	$(13,623)	$(15,956)

Other comprehensive loss:
Unrealized gain (loss) from available for sale securities	4	—	(2)	—

Comprehensive loss	$(6,538)	$(8,038)	$(13,625)	$(15,956)

Net loss attributable to common stockholders—basic and diluted	$(5,454)	$(8,038)	$(11,285)	$(15,956)

Net loss per common share—basic and diluted	$(0.25)	$(0.61)	$(0.51)	$(1.20)

Weighted-average shares used to compute loss per common share—basic and diluted	22,183,804	13,270,433	22,050,572	13,270,531

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,623)	$(15,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	789	862
Amortization of discount of investments	26	—
Deferred rent and lease incentive	(270)	(265)
Stock-based compensation	864	647
Change in fair value of warrant	404	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(131)	(29)
Accrued expenses due to Intrexon Corporation	—	742
Accounts payable	30	(255)
Accounts payable due to Intrexon Corporation	(360)	40
Accrued expenses	(703)	(170)

Net cash used in operating activities	(12,974)	(14,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75)	(314)
Purchases of marketable securities	(8,006)	—

Net cash used in investing activities	(8,081)	(314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on equipment term loan	(291)	(291)

Net cash used in financing activities	(291)	(291)

Net decrease in cash and cash equivalents	(21,346)	(14,989)
Cash and cash equivalents—Beginning of period	31,908	30,915

Cash and cash equivalents—End of period	$10,562	$15,926

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company is a regenerative medicine company engaged in developing and commercializing products in the musculoskeletal segment of the marketplace. The Company combines cell therapy and tissue engineering technologies to develop products for tissue repair and regeneration and is initially focused on patients suffering from cartilage-derived pain and immobility. The Company’s most advanced product, NeoCart, is currently in a Phase 3 clinical trial in the United States (the “U.S.”) under a special protocol assessment with the U.S. Food and Drug Administration (“FDA”) for the treatment of knee cartilage damage. In June 2017, the Company announced that it had completed enrollment in the NeoCart Phase 3 clinical trial. The Company expects to report top-line data in the third quarter of 2018 and file a Biologics License Application (“BLA”) with the FDA in the same quarter subject to successful Phase 3 clinical trial results.

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

The Company is subject to a number of risks. The developmental nature of its activities is such that significant inherent risks exist in the Company’s operations. Principal among these risks are the successful development of therapeutics, successfully enrolling patients in its clinical trials in a timely manner, ability to obtain adequate financing, obtaining regulatory approval for any of its product candidates in any jurisdiction, obtaining adequate reimbursement rates for any of its approved product candidates, compliance with government regulations, protection of proprietary therapeutics, fluctuations in operating results, dependence on key personnel and collaborative partners, adoption of the Company’s products by the physician community, rapid technological changes inherent in the markets targeted, and substitute products and competition from larger companies.

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2017 of $195.4 million and has incurred losses and cash flow deficits from operations for the six months ended June 30, 2017 and 2016. The Company has financed operations to date primarily through private placements of equity securities, including the sales of common stock and preferred stock, and the related issuance of warrants in September 2016, the issuance of common stock in the initial public offering completed in December 2014, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the next several years and will require additional capital to complete the filing of a BLA with the FDA and commercialize NeoCart, if approved, and for the future development of its existing product candidates. However, the Company expects that total operating expenses will be lower over the next four quarters than the previous four quarters. As of June 30, 2017, the Company had approximately $18.5 million of cash and cash equivalents and marketable securities.

Given the Company’s current development plans, it anticipates that its existing cash and cash equivalents and marketable securities will be not be sufficient to fund its operations beyond the middle of 2018. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Accounting

The consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.

The consolidated financial statements include the accounts of Histogenics Corporation and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2017, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. Other than the warrants issued in connection with the private placement transaction which closed on September 29, 2016, the Company had no assets or liabilities classified as Level 3 as of June 30, 2017 and December 31, 2016. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2017 and twelve months ended December 31, 2016.

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

The Company’s financial instruments as of June 30, 2017 consisted primarily of cash and cash equivalents, marketable securities and accounts payable. The Company’s financial instruments as of December 31, 2016 consisted primarily of cash and cash equivalents and accounts payable. As of June 30, 2017, and December 31, 2016, the Company’s financial assets recognized at fair value consisted of the following:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
June 30, 2017
Assets:
Cash Equivalents
Money market funds	$4,422	$4,422	$—	$—
Marketable securities:
Asset-backed securities	1,809	—	1,809	—
Commercial paper	3,595	—	3,595	—
Corporate notes	2,574	—	2,574	—

Total	$12,400	$4,422	$7,978	$—

Liabilities:
Warrant liability	$13,601	$—	$—	$13,601

December 31, 2016
Assets:
Money market funds	$30,318	$30,318	$—	$—

Liabilities:
Warrant liability	$13,198	$—	$—	$13,198

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

As of June 30, 2017 (in thousands)

Beginning balance, December 31, 2016	$13,198
Issuance of warrants	—
Change in fair value of warrant liability	403

Ending balance	$13,601

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in money market accounts.

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

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s consolidated statement of operations and comprehensive loss.

The following table summarizes the available for sale securities held at June 30, 2017:

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Asset-backed securities	$1,810	$—	$(1)	$1,809
Commercial paper	3,595	—	—	3,595
Corporate notes	2,575	—	(1)	2,574

Total	$7,980	$—	$(2)	$7,978

The Company did not hold any available for sale securities prior to the first quarter of 2017. The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2017, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available for sale marketable securities. There were no sales of available for sale securities during the quarter ended June 30, 2017.

The aggregate fair value of available for sale securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2017 was $4.4 million. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of June 30, 2017 was $2 thousand. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2017. The weighted average maturity of the Company’s portfolio was approximately two months at June 30, 2017.

Stock-Based Compensation

The Company accounts for stock options and restricted stock based on their grant date fair value and recognizes compensation expense on a straight-line basis over their vesting period. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model, with the exception of stock options that include a market condition, and of restricted stock based on the fair value of the underlying common stock as of the date of grant or the value of the services provided, whichever is more readily determinable. The Company, in conjunction with adoption of ASU 2016-09- Stock Compensation: Improvements to Employee Share-Based Payment Accounting has elected to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense is classified as research and development or general and administrative based on the grantee’s respective compensation classification.

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the six months ended June 30, 2017. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard is effective for us on January 1, 2018 using a retrospective transition method to each period presented. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard provides guidance that requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted this guidance in the fourth quarter of 2016 and made the relevant disclosures in the consolidated financial statements and related footnotes.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance on changes to the terms or conditions of a share based payment award that requires an entity to apply modification accounting. The guidance is effective for annual periods beginning after December 15, 2017, and for interim periods and annual periods thereafter. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the three and six months ended June 30, 2017 and 2016, there was no dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net loss	$(6,542)	$(8,038)	$(13,623)	$(15,956)
Net Loss attributable to Series A Preferred Stock (a)	(1,088)	—	(2,338)	—

Earnings (loss) attributable to common stockholders—basic and diluted	$(5,454)	$(8,038)	$(11,285)	$(15,956)

Denominator:
Weighted-average number of common shares used in earnings (loss) per share - basic and diluted	22,183,804	13,270,433	22,050,572	13,270,531

Earnings (loss) per share - basic and diluted	$(0.25)	$(0.61)	$(0.51)	$(1.20)

(a)	The Series A Preferred Stock participates in income and losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	For the three and six months ended June 30,
	2017	2016
Unvested restricted stock and options to purchase common stock	2,365,776	1,347,630
Series A preferred stock unconverted	4,332,395	—
Warrants exercisable into common stock	13,633,070	166,403

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Office equipment	$279	$266
Laboratory equipment	4,470	4,443
Leasehold improvements	7,711	7,683
Construction in progress	765	759
Software	96	96

Total property and equipment	13,321	13,247
Less: accumulated depreciation	(10,175)	(9,387)

Property and equipment, net	$3,146	$3,860

Depreciation expense related to property and equipment amounted to $394 and $432 for the three months ended June 30, 2017 and 2016, respectively, and $789 and $862 for the six months ended June 30, 2017 and 2016, respectively.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and research facilities in Waltham and Lexington, Massachusetts under non-cancellable operating leases. The Lexington, Massachusetts facility lease expires in June 2023. The Waltham, Massachusetts facility lease was extended in April 2017. The effective date of the extension is January 2018. Under the terms of the extension, the lease will expire in December 2024 with one extension term of five years. Terms of the agreements generally provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses. The Company’s wholly-owned subsidiary, ProChon, leased a facility in Woburn, Massachusetts which expired in 2016 and was not renewed.

Rent expense under operating lease agreements amounted to approximately $248 and $236 for the three months ended June 30, 2017 and 2016, respectively, and $495 and $494 for the six months ended June 30, 2017 and 2016, respectively.

As an inducement to enter into its Waltham and Lexington facility leases, the lessors agreed to provide the Company with construction allowances of up to $3,184 and $996, respectively, towards the total cost of tenant improvements. The Company has recorded these costs in the consolidated balance sheets as leasehold improvements, with the corresponding liability as deferred lease incentive. The liability is amortized on a straight-line basis over the term of the leases as a reduction of rent expense. The Waltham lease renewal effective January 1, 2018 provides for a tenant improvement allowance not to exceed $0.9 million, of which $0.5 million can be applied to future rental payments.

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development. Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent application, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of June 30, 2017, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of June 30, 2017, the Company has paid an aggregate $0.7 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

Under the terms of the Tissue Regeneration License Agreement, the Company’s future commitments include:

•	A one-time $0.3 million payment upon approval of an eligible product by the FDA;

•	An annual minimum non-refundable royalty fee of $10 thousand for the life of the license that may be used to offset up to 50% of the earned royalty below; and

•	Low single digit royalties on net sales.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the term of the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of June 30, 2017, the Company has paid an aggregate $1.0 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

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

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, as of June 30, 2017, the Company made total payments in an aggregate amount of $0.6 million, of which $0.2 million was made in 2016 after acceptance of the final product. There are no additional payments due under this agreement.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. In February 2017, the Company entered into an amendment with the Supplier. Pursuant to the amendment, the Company agreed to pay the Supplier approximately $0.1 million in exchange for eliminating the minimum annual order of material and/or services and any other amounts due Supplier. The payment of $0.1 million will be made over the 18 months following the date of the amendment. As of June 30, 2017, the Company has paid $30 thousand under the terms of the amendment. The remaining amount of $70 thousand is expected to be paid over the next 15 months.

6. CAPITAL STOCK

On September 29, 2016, the Company closed the private placement contemplated by the securities purchase agreement (the “Purchase Agreement”), dated September 15, 2016, between the Company and certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As of June 30, 2017, there were 9,747.8979 shares of Series A Preferred Stock outstanding, which remain convertible into 4,332,395 shares of the Company’s common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock with an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. Upon a fundamental transaction, the holders of the warrant may require the Company to purchase any unexercised warrants in an amount equal to the Black-Scholes value of the warrant. A fundamental transaction is defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval. The Company determined the warrants are classified as a liability on the consolidated balance sheet because they contain a provision whereby in a fundamental transaction (as described above), the holder can elect to receive either the amount they are entitled to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $30.7 million and approximately $0.4 million excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings in the third quarter of 2016 and included in warrant expense within the consolidated statement of operations. In connection with the Private Placement, the Company incurred $3.1 million in warrant expense which was included within the consolidated statements of operations.

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

Affiliates of an Advisor Warrant

In July, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants as of July 20, 2012 was $117 thousand and was estimated using the Black-Scholes option pricing model with the following inputs: (a) risk-free interest rate of 0.22%; (b) implied volatility of the Company’s common stock of 99%; and (c) the expected term to a liquidity event of 1.7 years. The fair value was recorded as a reduction to Series A Preferred Stock and a credit to additional paid-in capital. In December, 2014, the Company completed its initial public offering and warrants for 5,839 shares of common stock were surrendered to partially settle a related liability and common stock was issued by the Company to Purpose for the warrant shares surrendered. As of June 30, 2017 and December 31, 2016, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 were outstanding.

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vested and became exercisable in monthly installments over 24 months beginning September 30, 2015 and expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2015, the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares eligible for exercise under the warrant. The remaining 3,699 shares were vested and exercisable on June 30, 2017 and December 31, 2016.

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

8. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the six months ended June 30, 2017 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,577,016	$5.95
Granted	840,000	1.71
Exercised	—	—
Cancelled	(51,240)	5.25

Outstanding at June 30, 2017	2,365,776	$4.47	8.6	$166

Vested and expected to vest at June 30, 2017	2,134,341	$4.60	8.5	$151

Exercisable at June 30, 2017	830,728	$6.10	7.7	$73

As of June 30, 2017, the unrecognized compensation cost related to outstanding options was $2.3 million and is expected to be recognized as expense over approximately 1.98 years. As of June 30, 2017, the weighted average grant date fair value of vested options was $4.11 and the weighted average grant date fair value of options outstanding was $2.72.

The weighted average grant date fair value per share of employee option grants was $0.96 and $1.07 for the three months ended June 30, 2017 and 2016, respectively, and $1.01and $1.42 for the six months ended June 30, 2017 and 2016, respectively.

Restricted stock awards under the 2012 Plan and 2013 Plan for the six months ended June 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,889	$0.83
Vesting of restricted stock	(1,889)	0.83

Unvested at June 30, 2017	—	$—

Stock-Based Compensation Expense

The Company granted stock options to employees during the three and six months ended June 30, 2017 and 2016. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using a Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$129	$123	$240	$238
General and administrative	242	213	624	409

Total stock-based compensation expense	$371	$336	$864	$647

Stock-based compensation by award type is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Stock options	$371	$336	$864	$646
Restricted stock	—	—	—	1

Total stock-based compensation expense	$371	$336	$864	$647

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.88%	1.35%	2.03%	1.40%
Expected volatility	60.2%	65.8%	63.2%	59.6%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.35%	1.56%	1.14%	1.61%
Expected volatility	59.7%	62.9%	69.5%	63.8%
Expected term (in years)	6.08	6.95	6.08	7.02
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

10. EQUIPMENT LOAN PAYABLE

As of June 30, 2017 and December 31, 2016, the Company had the following outstanding borrowing obligations:

	June 30,	December 31,
	2017	2016
	(in thousands)
Silicon Valley Bank Equipment Loan Payable	$470	$761

Less: current portion	(470)	(583)

Long-term debt, net	$—	$178

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

In accordance with the terms of the equipment line of credit, the Company issued a warrant to Silicon Valley Bank in July 2014 to purchase 6,566 shares of its common stock at an exercise price per share of $7.99 as discussed in Note 7.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than its current business, merge or consolidate with other entities, create liens on its assets, make investments, repurchase stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of June 30, 2017 and December 31, 2016 the Company was in compliance with all required covenants.

The scheduled maturities of the Company’s debt are as follows:

June 30,
2017
(in thousands)
December 31, 2017	$292
May 31, 2018	178

Total	$470

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

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product or upon 90 day written notice of cancellation by the Company. There were no expenses incurred under the collaboration for the six months ended June 30, 2017. For the six months ended June 30, 2016, total incurred expenses were $1.5 million. The total accrued expenses due to Intrexon at June 30, 2017 and December 31, 2016 were $3.0 million and $3.0 million, respectively. These expenses were included in research and development in the consolidated statements of operations.

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

The Company paid Purpose $0.1 million and $0.1 million in the six months ended June 30, 2017 and 2016, respectively.

Board of Director Affiliates.

Affiliates of certain members of the Company’s Board of Directors participated in the Private Placement as described in Note 6.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Histogenics Corporation (we, our or Histogenics) is a regenerative medicine company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart, utilizes various aspects of our regenerative medicine platform to develop an innovative, cartilage-like implant intended to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is currently in a Phase 3 clinical trial in the United States under a special protocol assessment with the U.S. Food and Drug Administration (the FDA) for the treatment of knee cartilage damage. In June 2017, we announced that we had completed enrollment in the NeoCart Phase 3 clinical trial. We expect to report top-line data in the third quarter of 2018 and file a Biologics License Application (BLA) with the FDA in the same quarter, subject to successful Phase 3 clinical trial results.

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

We have devoted substantially all of our resources to the development of our regenerative medicine platform, the preclinical and clinical advancement of our product candidates, the creation and protection of related intellectual property and the provision of general and administrative support for these operations. Prior to 2014, we generated revenue from product sales, collaboration activities and grants. We have funded our operations primarily through the private placement of preferred stock and convertible promissory notes, through commercial bank debt, the proceeds from our initial public offering in 2014 and our private placement in 2016.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $195.4 million as of June 30, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in connection with our ongoing activities as we:

•	continue scale up and improvement of our manufacturing processes;

•	continue with the transition of our manufacturing technology transfer;

•	seek regulatory approvals and reimbursement from payors for NeoCart or any other product candidates that successfully complete clinical trials;

•	prepare to commercialize NeoCart, if approved;

•	seek to gain adequate reimbursement for NeoCart from third-party payors and insurers, if approved;

•	continue our research and development efforts;

•	conduct clinical trials of our future product candidates;

•	manufacture preclinical study and clinical trial materials;

•	hire additional clinical, quality control and technical personnel to conduct any future clinical trials;

•	hire additional scientific personnel to support our product development efforts;

•	maintain, expand and protect our intellectual property portfolio;

•	implement operational, financial and management systems associated with the potential commercialization of NeoCart, if approved; and

•	hire additional general and administrative personnel to operate as a public company.

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

In September 2016, we completed a private placement where we issued 2,596,059 shares of the company’s common stock at a per share price of $2.25 and 24,158.8693 shares of our newly-created Series A Convertible Preferred Stock, which shares of preferred stock are convertible into approximately 10,737,275 shares of common stock. The Series A Convertible Preferred Stock will be convertible into shares of our common stock following approval of the private placement by our stockholders. The net proceeds after deduction placement agent fees and other transaction-related expenses were $27.7 million. As part of the private placement, the investors received warrants to purchase up to 13,333,334 shares of our common stock at an exercise price of $2.25 per share. The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the private placement. The warrants became exercisable following approval of the private placement by our stockholders and expire five years after the date of such stockholder approval.

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

As of June 30, 2017, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three month period ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands)
Research and development expenses	$4,208	$5,794	$(1,586)	(27)%
General and administrative expenses	2,166	2,161	5	0
Other expense, net	(168)	(83)	(85)	102

Research and Development Expenses. Research and development expenses were $4.2 million for the three months ended June 30, 2017 as compared to $5.8 million for the three months ended June 30, 2016. The decrease of $1.6 million was primarily due to a decrease in collaboration, consulting and temporary labor costs of $1.2 million, and a reduction in salary-related expenses of $0.3 million and patient recruiting expenses of $0.2 million. These amounts were partially offset by increases in sponsored research expenses of $0.1 million. We expect research and development expenses to be lower over the next four quarters as we complete our NeoCart Phase 3 clinical trial.

General and Administrative Expenses. General and administrative expenses were $2.2 million for the three months ended June 30, 2017 as compared to $2.2 million for the three months ended June 30, 2016. An increase in facility related costs of $0.1 million was offset by a decrease in stock-based compensation expense of $0.1 million. We expect general and administrative expenses to remain consistent over the next four quarters.

Other (Expense), Net. Net other expense was $0.2 million for the three months ended June 30, 2017 as compared to $0.1 million for the three months ended June 30, 2016. The $0.1 million change was primarily due to a change in the fair value of warrants.

Six Month Periods Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the six month period ended June 30, 2017 and 2016

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands)
Research and development expenses	$8,712	$11,380	$(2,668)	-23%
General and administrative expenses	4,492	4,373	119	3
Other expense, net	(419)	(203)	(216)	106

Research and Development Expenses. Research and development expenses were $8.7 million for the six months ended June 30, 2017 as compared to $11.4 million for the six months ended June 30, 2016. The decrease of $2.7 million was primarily due to a decrease in collaboration, consulting and temporary labor costs of $2.1 million, a reduction in salary related costs of $0.5 million and a reduction in patient recruiting expenses of $0.3 million. These amounts were partially offset by increases in sponsored research expenses of $0.1 million and employee recruiting costs of $0.1 million. We expect research and development expenses to be lower over the next four quarters as we complete our NeoCart Phase 3 clinical trial.

General and Administrative Expenses. General and administrative expenses were $4.5 million for the six months ended June 30, 2017 as compared to $4.4 million for the six months ended June 30, 2016. The $0.1 million increase was primarily due to an increase in stock-based compensation expense of $0.2 million and an increase in salary related expense of $0.1 million that were partially offset by decreases in consulting and depreciation expenses of $0.1 million each. We expect general and administrative expenses to remain consistent over the next four quarters.

Other (Expense), Net. Net other expense was $0.4 million for the six months ended June 30, 2017 as compared to $0.2 million for the six months ended June 30, 2016. The $0.2 million change was primarily due to a change in the fair value of warrants of $0.4 million which was partially offset by an increase in interest income of $0.1 million and a decrease in Delaware franchise tax of $0.1 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at June 30, 2017 of $195.4 million. We anticipate that we will continue to incur net losses for the next several years. Through June 30, 2017, we have funded our consolidated operations primarily through the funds raised in our private placement in 2016, funds raised in our IPO in 2014, the private placement of preferred stock and convertible notes prior to our IPO, commercial bank debt and, to a limited extent, revenue from product sales, collaboration activities and grants. As of June 30, 2017, we had cash and cash equivalents and marketable securities of $18.5 million.

We believe that our existing cash and cash equivalents and marketable securities of $18.5 million as of June 30, 2017 will be sufficient to fund our projected cash needs into the middle of 2018. We expect that total operating expenses will be lower over the next four quarters than the previous four quarters. However, we will require additional capital to complete the filing of a biologics license application with the FDA and commercialize NeoCart, if approved, and for the future development of our existing product candidates. To meet our capital needs, we intend to raise additional capital through debt or equity financings, or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition. Given our current development plans, we anticipate that our existing cash and cash equivalents and marketable securities will be not be sufficient to fund our operations beyond the middle of 2018. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(in thousands)
Net cash used in operating activities	$(12,974)	$(14,384)	$1,410	(10)%
Net cash used in investing activities	(8,081)	(314)	(7,767)	2,474
Net cash used in financing activities	(291)	(291)	—	—

Net decrease in cash and cash equivalents	$(21,346)	$(14,989)	$(6,357)	42%

Operating Activities

Cash used in operating activities decreased $1.4 million to $13 million for the six months ended June 30, 2017 from $14.4 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, the net cash used in operating activities consisted primarily of our net loss of $13.6 million, a $1.2 million net change in operating assets and liabilities and a $0.3 million charge for deferred rent and lease incentive, partially offset by stock-based compensation expense of $0.9 million, depreciation expense of $0.8 million and a change in fair value of warrants of $0.4 million.

Investing Activities

Cash used in investing activities increased $7.8 million to $8.1 million for the six months ended June 30, 2017 from $0.3 million for the six months ended June 30, 2016. The increased use of cash was related to purchases of marketable securities of $8.0 million.

Financing Activities

Cash used in financing activities was $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the design, initiation, progress, size, timing, costs and results of non-clinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

•	the timing and costs associated with our manufacturing technology transfer;

•	the timing and costs associated with manufacturing NeoCart and our future product candidates for clinical trials, preclinical studies and, if approved, for commercial sale;

•	the cost of establishing sales, marketing and distribution capabilities for NeoCart, or any products for which we may receive regulatory approval;

•	our ability to obtain adequate reimbursement from payors for any product which may be commercialized, if approved;

•	the number and characteristics of product candidates that we pursue;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our need to expand our research and development activities, including our need and ability to hire additional employees;

•	our need to implement additional infrastructure and internal systems and hire additional employees to operate as a public company and prepare to support the commercialization of NeoCart, if approved; and

•	the effect of competing technological and market developments.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of June 30, 2017 and December 31, 2016, $0.5 million and $0.8 million, respectively, of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of June 30, 2017, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

We commenced our first clinical trial in 2005, and we have a limited operating history developing clinical-stage regenerative medicine products upon which you can evaluate our business and prospects. In addition, besides our current ongoing Phase 3 clinical trial we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, such as regenerative medicine. For example, to execute our current business plan we will need to successfully:

•	execute our research and development strategies, including successfully completing our clinical trial program for NeoCart;

•	manufacture NeoCart and constituent products contained in NeoCart for our ongoing Phase 3 clinical trial of NeoCart;

•	complete the transition of the NeoCart raw material manufacturing process to our in-house facilities and satisfy the United States Food and Drug Administration (the FDA) as to the comparability of such raw materials to those manufactured by third parties to support the BLA filing for NeoCart;

•	secure additional funding as may be needed, including, without limitation, in order to complete our NeoCart Phase 3 clinical trial, and file a biologic license application (BLA) with the FDA;

•	obtain required regulatory approvals for the manufacturing and commercialization of NeoCart;

•	obtain adequate reimbursement from payors for NeoCart or any other product that may be commercialized, if approved;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	continue to build and maintain a strong intellectual property portfolio;

•	recruit and retain qualified executive management and other personnel;

•	build and maintain appropriate research and development, clinical, sales, manufacturing, financial reporting, distribution and marketing capabilities on our own or through third parties;

•	expand potential indications of NeoCart and our regenerative medicine platform;

•	gain broad market acceptance for our product candidates; and

•	develop and maintain successful strategic relationships.

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

We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we may oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collagen Solutions in the near future, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever.

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

If we are not successful in commercializing NeoCart, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. Our ability to successfully commercialize NeoCart will depend, among other things, on our ability to:

•	complete the data analysis for the NeoCart Phase 3 clinical trial and the BLA submission for NeoCart;

•	successfully monitor patients during and after treatment and minimize the risk that enrolled subjects will drop out of the NeoCart Phase 3 clinical trial before they are evaluated for the primary endpoint;

•	successfully complete and produce NeoCart implants for current or future clinical trials;

•	produce, through a validated process, NeoCart in quantities sufficiently large to permit successful commercialization;

•	receive marketing approvals from the FDA and similar foreign regulatory authorities;

•	obtain adequate reimbursement from payors for NeoCart, if approved;

•	build a commercial infrastructure and launch commercial sales of NeoCart;

•	maintain adequate capital resources to fund operations through commercialization; and

•	secure acceptance of NeoCart in the medical community and with third-party payors.

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $16.2 million in 2016 and $32.0 million in 2015. As of June 30, 2017 and December 31, 2016 we had an accumulated deficit of $195.4 million and $181.8 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and our future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our expanding operations in connection with the commercialization of NeoCart, if approved. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. We anticipate that our existing cash and cash equivalents and marketable securities will be sufficient to fund operations into the middle of 2018. Given our current development plans, we anticipate that our existing cash and cash equivalents and marketable securities will be not be sufficient to fund our operations beyond the middle of 2018. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with regenerative medicine product development, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in completing the technology transfer and manufacturing location transition of our NeoCart raw material manufacturing process or completing our clinical trials or the development of NeoCart or our future product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to generate revenue and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

The amount and timing of our funding requirements will depend on many factors, including:

•	the scope, progress, expansion, costs and results of our NeoCart clinical trials;

•	the scope, timing and costs of manufacturing NeoCart implants for use in our NeoCart clinical trials;

•	the timing of and costs associated with obtaining FDA approval of the comparability of the NeoCart raw materials manufactured in our facilities, or in third party facilities at our direction, with the raw materials that were manufactured by third parties for the use in our NeoCart clinical trials;

•	the timing of and costs involved in obtaining NeoCart regulatory approvals;

•	market acceptance of NeoCart following the receipt of regulatory approval, if any;

•	our ability to obtain adequate reimbursement from payors for NeoCart or any other product that may be commercialized, if approved;

•	the resources we devote to marketing and commercializing NeoCart, if approved;

•	the scope, progress, expansion and costs of the commercial manufacturing of NeoCart;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities associated therewith; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, related to our status as a public company and the potential commercialization of NeoCart, if approved.

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

In order to manufacture NeoCart, we operate our own cGMP manufacturing facility in Waltham, Massachusetts for production of NeoCart. In 2015, we completed a facility for our cGMP manufacturing in Lexington, Massachusetts which we plan to further build out to produce key NeoCart raw materials, including the CT3 components, source collagen and collagen scaffold. While we own the manufacturing process, unforeseen issues or outside influences could impact potential supply. For example:

•	Our facility in Waltham may not meet FDA cGMP standards during the pre-approval inspection necessary for BLA approval, delaying BLA approval and resulting in added cost to mitigate issues identified during inspection.

•	Our Lexington, Massachusetts facility for production of key raw materials may not receive FDA approval to operate, resulting in delays while we implement improvements necessary to receive approval, leading to delays in the initiation of commercial production. We met with the FDA in December 2014 to obtain preliminary feedback and general acceptance of our raw material transition strategy. In April 2016, the FDA approved our production of collagen and the use of collagen in the current NeoCart phase 3 clinical trial and in August 2016, the FDA also approved our collagen scaffold equivalence strategy. Additionally, we have entered into a supply agreement with Collagen Solutions pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. Any raw materials manufactured or handled at facilities operated by Collagen Solutions will similarly need to be approved by the FDA for comparability, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. We are not currently using any collagen produced by Collagen Solutions, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever.

•	The raw material to be produced at our facilities may not be comparable to the raw materials sourced from external vendors for earlier clinical trial work, including the ongoing NeoCart Phase 3 clinical trial, according to our current projected timelines, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. Such delays may impact the timing of our BLA filing for NeoCart and FDA approval, if granted at all.

•	We may not achieve our anticipated production throughput targets, resulting in lower than anticipated capacity, limiting supply of our products, lowering revenue and increasing costs. We may not hit our production cost target for a variety of reasons including increased raw material cost, underestimate of labor requirements, underestimate of capital requirement and other facility, personnel or materials issues that we have not anticipated. Increased costs will adversely impact gross margin achieved by our products.

•	We may not be able to fund on a timely basis future expansions of additional clean rooms and associated equipment and validations to support NeoCart production and to meet market demand, or the FDA may require additional data that may delay our ability to supply anticipated market needs.

•	The FDA may not approve implementation of the multi-unit NeoCart reactor or approval may be delayed, which could result in capacity limitation and high unit costs, depending upon the length of the delay.

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

We currently produce materials for clinical trials, including production of NeoCart, at our existing manufacturing facilities in Waltham, Massachusetts, which we have designed and operated to be compliant with FDA, cGMP and the current Good Tissue Practice as and if applicable, requirements. While we believe these facilities provide us with sufficient capacity to meet our expected clinical demand and possibly our initial commercial launch demand, it is possible that the demand for products could exceed our existing manufacturing capacity. It will become necessary or desirable for us to expand our manufacturing capabilities for our regenerative medicine platform in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. We may not be able to fund future expansions of additional clean rooms and associated equipment and validations to support NeoCart production, or the FDA may require additional data that may delay our ability to supply anticipated market needs. If we are unable to meet rising demand for products on a timely basis or unable to maintain cGMP compliance standards, then it is likely that our clients and potential clients will elect to pursue alternative treatment options, which could materially and adversely affect the level of our revenues and our prospects for growth.

Our expected capacity to manufacture NeoCart implants at launch, if approved, is limited by both space and equipment. For example, the current tissue engineering processor (TEP) in our Waltham facility is resource dependent due to its single-unit capacity. We are developing plans to innovate and automate our manufacturing equipment and processes with a goal of providing adequate and timely capacity to meet expected demand through the first two years of commercialization from our current facilities. The FDA may not, however, approve of the equipment modifications and automation plans or approval may be delayed which could result in capacity limitation or high unit costs depending upon the length of the delay.

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

We may pursue additional indications and conduct additional clinical trials for NeoCart or other products we may develop in the future. If we encounter difficulties enrolling patients in our current or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We are required to identify and enroll a sufficient number of patients that meet inclusion criteria under investigation for our clinical trials. There is a limited patient population from which to draw participants in clinical trials. We may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are a limited number of specialized orthopedic surgeons that perform cartilage repair implantation procedures and among physicians who perform such procedures, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of product candidates. For example, in November 2015 we changed our guidance for the completion of patient enrollment in the NeoCart Phase 3 clinical trial from June 2016 to June 2017 based on enrollment trends in November 2015 not meeting our expectations. We completed enrollment in the NeoCart Phase 3 clinical trial in June 2017.

Our ability to enroll patients in any future clinical trials is affected by a number of factors including:

•	the size and nature of the patient population;

•	the design of the trial protocol for our clinical trials;

•	the eligibility and exclusion criteria for the trial in question;

•	the availability of competing therapies and competing clinical trials, and physician and patient perception of our product candidates and our other product candidates being studied in relation to these other potential options;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the ability to obtain and maintain patient consent;

•	the number and location of clinical sites in our clinical trials;

•	the proximity and availability of clinical trial sites for prospective patients;

•	the availability of time and resources at the institutions where clinical trials are and will be conducted;

•	the availability of raw materials and the possibility of raw materials expiring prior to their use;

•	the availability of adequate financing to fund ongoing clinical trial expenses;

•	the presence of concomitant joint disease in patients under investigation; and

•	the study endpoints such as pain that rely on subjective patient reported outcomes.

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

Pursuant to our ECC with Intrexon, we are responsible for future research and development expenses of product candidates developed under each such collaboration, the effect of which may increase the level of our overall research and development expenses going forward. We have incurred $3.0 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively, in connection with our collaboration with Intrexon. There were no expenses incurred under the collaboration for the six months ended June 30, 2017. In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives of Intrexon and us, future development costs associated this program may be difficult to anticipate and may exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities.

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

If NeoCart or any future product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, healthcare payors and the medical community, the revenue that it generates and the success of our operations may be limited.

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

Significant developments arising from the current political climate in the United States and U.K. could have a material adverse effect on us.

In January 2017, a new presidential administration and Congress took power in the United States. The president has expressed antipathy towards existing trade agreements, like the North American Free Trade Agreement, greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. Changes in United States social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

There have been recent public announcements by members of the U.S. Congress and the current presidential administration regarding their plans to repeal and replace the Affordable Care Act (the ACA), but they have been unsuccessful in doing so as of the date of the filing of this report. We cannot predict the ultimate form or timing of any repeal or replacement of the ACA or the effect such repeal or replacement would have on our business. Regardless of the impact of repeal or replacement of the ACA on us, the government has shown significant interest in pursuing healthcare reform and reducing healthcare costs.

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

We are highly dependent on members of our management and scientific teams, including Adam Gridley, our Chief Executive Officer and President; Donald Haut, Ph.D., our Chief Business Officer; Stephen Kennedy, our Chief Technology Officer; Jonathan Lieber, our Chief Financial Officer; and Gloria Matthews, DVM, Ph.D., DACVS, our Chief Medical Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any of our executives or other employees.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, as of August 8, 2017 our common stock has traded as low as $1.39 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

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

As of August 8, 2017, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 62% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We may not satisfy The NASDAQ Capital Market’s requirements for continued listing. If we cannot satisfy these requirements, NASDAQ could delist our common stock.

Our common stock is listed on The NASDAQ Capital Market under the symbol “HSGX”. To continue to be listed on NASDAQ, we are required to satisfy a number of conditions. We previously received two letters from NASDAQ, with the first letter in November 2016 notifying us of our failure to maintain a minimum market value of listed securities of $50,000,000 for the 30 consecutive business days. We subsequently regained compliance with this listing standard in March 2017. The second letter in May 2017 notified us of our failure to maintain a minimum of $10,000,000 in stockholders’ equity as required for companies trading on The NASDAQ Global Market. In response to the second letter, we transferred our securities to The NASDAQ Capital Market in June 2017 to regain compliance with the minimum stockholders’equity requirement.

We cannot assure you that we will be able to satisfy the NASDAQ listing requirements in the future. If we are delisted from NASDAQ, trading in our shares of common stock may be conducted, if available, on the “OTC Bulletin Board Service” or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited. A determination could also then be made that our common stock is a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.

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

Histogenics Corporation

Dated: August 10, 2017	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2017	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

10.33*	Second Amendment to Lease dated April 28, 2017 between the Registrant and CRP/King 830 Winter, L.L.C.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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