Form 10-Q
period 2017-09-30
HISTOGENICS CORP
filed 2017-11-09
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, there were 24,071,029 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products, including the timing of availability of clinical trial data from enrolled clinical trials and the timing of filings such as a Biologics License Application (“BLA”);

•	the scope, progress and costs of developing and commercializing our product candidates;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, the timing of our future profitability, if at all;

•	our ability to establish and maintain development and commercialization partnerships;

•	our need for additional financing and our ability to raise additional funds on commercially reasonable terms;

•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•	the timing of enrollment, commencement and completion of our clinical trials;

•	our securities’ or industry analysts’ expectations regarding the timing and success of our clinical trials;

•	our technology, manufacturing capacity, location and partners;

•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;

•	our ability to obtain and maintain intellectual property protection for our product candidates and our cell therapy technology platform;

•	the rate and degree of reimbursement and market acceptance of any of our product candidates;

•	our expectations regarding competition, including the actions of competitors and the perceived relative performance in the marketplace of NeoCart as compared to competitive products;

•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

•	our ability to manufacture our product candidates at an acceptable cost and scale to serve those markets;

•	our anticipated growth strategies;

•	the anticipated trends and challenges in our business and the market in which we operate;

•	our ability to attract and retain key personnel;

•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;

•	regulatory developments in the United States and foreign countries; and

•	our plans for the use of our cash and cash equivalents.

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

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,798	$31,908
Marketable securities	1,821	—
Prepaid expenses and other current assets	258	173

Total current assets	12,877	32,081
Property and equipment, net	2,814	3,860
Restricted cash	137	137

Total assets	$15,828	$36,078

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$827	$1,588
Accounts payable due to Intrexon Corporation	—	360
Accrued expenses	1,518	2,097
Current portion of deferred rent	60	136
Current portion of deferred lease incentive	185	407
Current portion of equipment loan	324	583

Total current liabilities	2,914	5,171
Accrued expenses due to Intrexon Corporation	3,040	3,040
Deferred rent, long-term	289	315
Deferred lease incentive, long-term	527	610
Equipment loan, long-term	—	178
Warrant liability	13,871	13,197

Total liabilities	20,641	22,511

Commitments and contingencies (Note 5)
Convertible preferred stock and stockholders’ equity (deficit):
Convertible preferred stock, $0.01 par value; 30,000 shares authorized, 8,610.5701 and 13,416.4734 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 22,791,066 and 20,647,612 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	159	159
Additional paid-in capital	196,419	195,181
Accumulated deficit	(201,391)	(181,773)

Total stockholders’ equity (deficit)	(4,813)	13,567

Total liabilities and stockholders’ equity (deficit)	$15,828	$36,078

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	3,488	4,880	12,200	16,260
General and administrative	2,225	1,768	6,717	6,141

Total operating expenses	5,713	6,648	18,917	22,401

Loss from operations	(5,713)	(6,648)	(18,917)	(22,401)
Other income (expense):
Interest income (expense), net	39	(20)	114	(55)
Other expense, net	(52)	(130)	(142)	(298)
Warrant expense	—	(3,056)	—	(3,056)
Change in fair value of warrant liability	(269)	539	(673)	539

Total other expense, net	(282)	(2,667)	(701)	(2,870)

Net loss	$(5,995)	$(9,315)	$(19,618)	$(25,271)

Other comprehensive loss:
Unrealized gain from available for sale securities	1	—	—	—

Comprehensive loss	$(5,994)	$(9,315)	$(19,618)	$(25,271)

Net loss attributable to common stockholders— basic and diluted	$(5,080)	$(9,234)	$(16,380)	$(25,197)

Net loss per common share—basic and diluted	$(0.23)	$(0.70)	$(0.74)	$(1.90)

Weighted-average shares used to compute loss per common share—basic and diluted	22,552,341	13,297,546	22,219,666	13,279,833

See accompanying notes to unaudited condensed consolidated financial statements.

HISTOGENICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended Sept 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,618)	$(25,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,178	1,267
Amortization of discount of investments	24	—
Deferred rent and lease incentive	(407)	(400)
Stock-based compensation	1,233	1,080
Change in fair value of warrant	673	(539)
Warrant expense	—	3,056
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(85)	120
Accrued expenses due to Intrexon Corporation	—	1,256
Accounts payable	(761)	(358)
Accounts payable due to Intrexon Corporation	(360)	(94)
Accrued expenses	(578)	40

Net cash used in operating activities	(18,701)	(19,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(132)	(317)
Proceeds from maturities of marketable securities	6,159	—
Purchases of marketable securities	(8,004)	—

Net cash used in investing activities	(1,977)	(317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock and warrants, net of issuance costs	—	27,674
Repayments on equipment term loan	(437)	(437)
Proceeds from exercise of stock options	5	2

Net cash (used in) provided by financing activities	(432)	27,239

Net (decrease) increase in cash and cash equivalents	(21,110)	7,079
Cash and cash equivalents—Beginning of period	31,908	30,915

Cash and cash equivalents—End of period	$10,798	$37,994

See accompanying notes to unaudited condensed consolidated financial statements

HISTOGENICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company is a cell therapy company engaged in developing and commercializing products in the musculoskeletal segment of the marketplace. The Company combines cell therapy and tissue engineering technologies to develop products for tissue repair and regeneration and is initially focused on patients suffering from cartilage-derived pain and immobility. The Company’s most advanced product, NeoCart®, is currently in a Phase 3 clinical trial in the United States (the “U.S.”) under a special protocol assessment with the U.S. Food and Drug Administration (“FDA”) for the treatment of knee cartilage damage. In June 2017, the Company announced that it had completed enrollment in the NeoCart Phase 3 clinical trial. The Company expects to report top-line data in the third quarter of 2018 and file a Biologics License Application (“BLA”) with the FDA in the same quarter subject to successful Phase 3 clinical trial results.

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

The Company is subject to a number of risks. The developmental nature of its activities is such that significant inherent risks exist in the Company’s operations. Principal among these risks are the successful development of therapeutics, successfully enrolling patients in its clinical trials in a timely manner, ability to obtain adequate financing, obtaining regulatory approval for any of its product candidates in any jurisdiction, obtaining adequate reimbursement rates for any of its approved product candidates, compliance with government regulations, protection of proprietary therapeutics, fluctuations in operating results, dependence on key personnel and collaborative partners, adoption of the Company’s products by the physician community, rapid technological changes inherent in the markets targeted, the introduction of substitute products and competition from larger companies.

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2017 of $201.4 million and has incurred losses and cash flow deficits from operations for the nine months ended September 30, 2017 and 2016. The Company has financed operations to date primarily through private placements of equity securities, including the sales of common stock and preferred stock, and the related issuance of warrants in September 2016, the issuance of common stock in the initial public offering completed in December 2014, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the next several years and will require additional capital to complete the filing of a BLA with the FDA and commercialize NeoCart, if approved, and for the future development of its existing product candidates. However, the Company expects that total operating expenses will be lower over the next four quarters than the previous four quarters. As of September 30, 2017, the Company had approximately $12.6 million of cash and cash equivalents and marketable securities. Given the Company’s current development plans, it anticipates that its existing cash and cash equivalents and marketable securities will be not be sufficient to fund its operations beyond the middle of 2018. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Accounting

The consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.

The consolidated financial statements include the accounts of Histogenics Corporation and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2017, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

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

Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as assets held for sale and certain other assets. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1), and the lowest priority to unobservable inputs (Level 3). The Company’s financial assets are classified within the fair value hierarchy based on the lowest level of inputs that is significant to the fair value measurement. The three levels of the fair value hierarchy, and their applicability to the Company’s financial assets, are described below.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. Other than the warrants issued in connection with the private placement transaction which closed on September 29, 2016, the Company had no assets or liabilities classified as Level 3 as of September 30, 2017 and December 31, 2016. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2017 and twelve months ended December 31, 2016.

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

The Company’s financial instruments as of September 30, 2017 consisted primarily of cash and cash equivalents, marketable securities and warrant liability. The Company’s financial instruments as of December 31, 2016 consisted primarily of cash and cash equivalents and warrant liability. As of September 30, 2017, and December 31, 2016, the Company’s financial assets recognized at fair value consisted of the following:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
September 30, 2017
Assets:
Cash Equivalents
Money market funds	$4,603	$4,603	$—	$—
Marketable securities:
Asset-backed securities	900	—	900	—
Corporate notes	921	—	921	—

Total	$6,424	$4,603	$1,821	$—

Liabilities:
Warrant liability	$13,871	$—	$—	$13,871

December 31, 2016
Assets:
Money market funds	$30,318	$30,318	$—	$—

Liabilities:
Warrant liability	$13,198	$—	$—	$13,198

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

As of September 30, 2017
(in thousands)
Beginning balance, December 31, 2016	$13,198
Change in fair value of warrant liability	673

Ending balance	$13,871

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in money market accounts.

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available for sale. The Company considers all available for sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities including those with maturity dates beyond 90 days at the date of purchase as current assets within the consolidated balance sheets. Available for sale securities are maintained by the Company’s investment managers and may consist of commercial paper, high-grade corporate notes, U.S. Treasury securities, U.S. government agency securities, and certificates of deposit. Available for sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s consolidated statement of operations and comprehensive loss.

The following table summarizes the available for sale securities held at September 30, 2017:

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Asset-backed securities	$900	$—	$—	$900
Corporate notes	921	—	—	921

Total	$1,821	$—	$—	$1,821

The Company did not hold any available for sale securities prior to the first quarter of 2017. The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2017, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available for sale marketable securities. There were no sales of available for sale securities during the quarter ended September 30, 2017.

The aggregate fair value of available for sale securities held by the Company for less than twelve months as of September 30, 2017 was $1.8 million. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2017. The weighted average maturity of the Company’s portfolio was approximately one month at September 30, 2017.

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

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the nine months ended September 30, 2017. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard is effective for the Company on January 1, 2018 using a retrospective transition method to each period presented. Early adoption is permitted. We are currently evaluating the timing of our adoption and the expected impact that this standard could have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. This standard provides guidance on accounting for employee share-based payments. This guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has concluded that this guidance has no material impact on the presentation of its results of operations, financial position and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued a one-year deferral of the effective date of the new revenue recognition standard. The new guidance will be effective for the Company’s first quarter of fiscal year 2018 and early application for fiscal year 2017 is permitted. The Company’s adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (PART I) Accounting for certain financial instruments with down round features. This update addresses the complexity of accounting for certain financial instruments with down round features. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has concluded that this guidance has no impact on the presentation of its results of operations, financial position and disclosures.

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the three and nine months ended September 30, 2017 and 2016, there was no dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net loss	$(5,995)	$(9,315)	$(19,618)	$(25,271)
Net loss attributable to Series A Preferred Stock (a)	(915)	(81)	(3,238)	(74)

Loss attributable to common stockholders—basic and diluted	$(5,080)	$(9,234)	$(16,380)	$(25,197)

Denominator:
Weighted-average number of common shares used in loss per share—basic and diluted	22,552,341	13,297,546	22,219,666	13,279,833

Loss per share—basic and diluted	$(0.23)	$(0.70)	$(0.74)	$(1.90)

(a)	The Series A Preferred Stock participates in income and losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	For the Three and Nine Months Ended
	September 30,
	2017	2016
Unvested restricted stock and options to purchase common stock	2,194,630	882,887
Series A preferred stock unconverted	3,826,920	—
Warrants exercisable into common stock	13,633,070	13,633,070

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2017	2016
	(in thousands)
Office equipment	$279	$266
Laboratory equipment	4,511	4,443
Leasehold improvements	7,712	7,683
Construction in progress	779	759
Software	96	96

Total property and equipment	13,377	13,247
Less: accumulated depreciation	(10,563)	(9,387)

Property and equipment, net	$2,814	$3,860

Depreciation expense related to property and equipment amounted to $389 and $404 for the three months ended September 30, 2017 and 2016, respectively, and $1,178 and $1,267 for the nine months ended September 30, 2017 and 2016, respectively.

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

Rent expense under operating lease agreements amounted to approximately $248 and $248 for the three months ended September 30, 2017 and 2016, respectively, and $743 and $742 for the nine months ended September 30, 2017 and 2016, respectively.

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

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of September 30, 2017, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of September 30, 2017, the Company has paid an aggregate $0.8 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the term of the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of September 30, 2017, the Company has paid an aggregate $1.0 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

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

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, as of September 30, 2017, the Company made total payments in an aggregate amount of $0.6 million, of which $0.2 million was made in 2016 after acceptance of the final product. There are no additional payments due under this agreement.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. In February 2017, the Company entered into an amendment with the Supplier. Pursuant to the amendment, the Company agreed to pay the Supplier approximately $0.1 million in exchange for eliminating the minimum annual order of material and/or services and any other amounts due Supplier. The payment of $0.1 million will be made over the 18 months following the date of the amendment. As of September 30, 2017, the Company has paid $30 thousand under the terms of the amendment. The remaining amount of $70 thousand is expected to be paid over the next 9 months.

6. CAPITAL STOCK

On September 29, 2016, the Company closed the private placement contemplated by the securities purchase agreement (the “Purchase Agreement”), dated September 15, 2016, between the Company and certain institutional and accredited investors in which the

Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As of September 30, 2017, there were 8,610.5701 shares of Series A Preferred Stock outstanding, which remain convertible into 3,826,920 shares of the Company’s common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock with an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

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

Affiliates of an Advisor Warrant

In July, 2012, the Company issued warrants to purchase its common stock to affiliates of an advisor. The warrants provide the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants as of July 20, 2012 was $117 thousand and was estimated using the Black-Scholes option pricing model with the following inputs: (a) risk-free interest rate of 0.22%; (b) implied volatility of the Company’s common stock of 99%; and (c) the expected term to a liquidity event of 1.7 years. The fair value was recorded as a reduction to Series A Preferred Stock and a credit to additional paid-in capital. In December, 2014, the Company completed its initial public offering and warrants for 5,839 shares of common stock were surrendered to partially settle a related liability and common stock was issued by the Company to Purpose for the warrant shares surrendered. As of September 30, 2017 and December 31, 2016, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 were outstanding.

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vested and became exercisable in monthly installments over 24 months beginning September 30, 2015 and expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2015, the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares eligible for exercise under the warrant. The remaining 3,699 shares were vested and exercisable on September 30, 2017 and December 31, 2016.

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

8. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the nine months ended September 30, 2017 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,577,016	$5.95
Granted	860,000	1.72
Exercised	(7,497)	0.76
Cancelled	(234,889)	4.27

Outstanding at September 30, 2017	2,194,630	$4.48	8.3	$362

Vested and expected to vest at September 30, 2017	2,027,533	$4.60	8.3	$327

Exercisable at September 30, 2017	934,872	$5.91	7.6	$120

As of September 30, 2017, the unrecognized compensation cost related to outstanding options was $1.7 million and is expected to be recognized as expense over approximately 1.81 years. As of September 30, 2017, the weighted average grant date fair value of vested options was $3.96 and the weighted average grant date fair value of options outstanding was $2.76.

The weighted average grant date fair value per share of employee option grants was $1.14 and $2.47 for the three months ended September 30, 2017 and 2016, respectively, and $1.01 and $1.40 for the nine months ended September 30, 2017 and 2016, respectively.

Restricted stock awards under the 2012 Plan and 2013 Plan for the nine months ended September 30, 2017 are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,889	$0.83
Vesting of restricted stock	(1,889)	0.83

Unvested at September 30, 2017	—	$—

Stock-Based Compensation Expense

The Company granted stock options to employees during the three and nine months ended September 30, 2017 and 2016. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using a Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $0.4 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$86	$126	$326	$364
General and administrative	283	309	907	716

Total stock-based compensation expense	$369	$435	$1,233	$1,080

Stock-based compensation by award type is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Stock options	$369	$434	$1,233	$1,078
Restricted stock	—	1	—	2

Total stock-based compensation expense	$369	$435	$1,233	$1,080

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.95%	1.36%	2.03%	1.39%
Expected volatility	60.0%	85.2%	63.1%	59.7%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.35%	1.53%	1.28%	1.59%
Expected volatility	59.7%	63.2%	63.0%	63.6%
Expected term (in years)	6.08	6.97	6.08	7.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

10. EQUIPMENT LOAN PAYABLE

As of September 30, 2017 and December 31, 2016, the Company had the following outstanding borrowing obligations:

	September 30,	December 31,
	2017	2016
	(in thousands)
Silicon Valley Bank Equipment Loan Payable	$324	$761

Less: current portion	(324)	(583)

Long-term debt, net	$—	$178

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than its current business, merge or consolidate with other entities, create liens on its assets, make investments, repurchase stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of September 30, 2017 and December 31, 2016 the Company was in compliance with all required covenants.

The scheduled maturities of the Company’s debt are as follows:

September 30,
2017
(in thousands)
December 31, 2017	$146
May 31, 2018	178

Total	$324

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

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product or upon 90 day written notice of cancellation by the Company. There were no expenses incurred under the collaboration for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, total incurred expenses were $2.3 million. The total accrued expenses due to Intrexon at September 30, 2017 and December 31, 2016 were $3.0 million and $3.0 million, respectively. These expenses were included in research and development in the consolidated statements of operations.

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

Under the June 2012 amendment, the Company received exclusive rights to all of Purpose’s technology related to the exogenous tissue processor, continued supply of exogenous tissue processors during the Company’s clinical trials, and rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, the Company named Purpose the sole manufacturer of equipment and also clarified the geographic territories of the exclusive license that Purpose was granted for use of the Company’s technology. In addition, the Company agreed to reimburse Purpose for $0.3 million of development costs on a next generation tissue processer. Refer to the discussion under Note 5, Tissue Processor Sub-License.

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

The Company paid Purpose $0.1 million and $0.1 million in the nine months ended September 30, 2017 and 2016, respectively.

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

Overview

Histogenics Corporation (we, our or Histogenics) is a cell therapy company focused on developing and commercializing products in the musculoskeletal segment of the marketplace. Our first product candidate, NeoCart, utilizes various aspects of our cell therapy technology platform to develop an innovative, cartilage-like implant intended to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is currently in a Phase 3 clinical trial in the United States under a special protocol assessment with the U.S. Food and Drug Administration (the FDA) for the treatment of knee cartilage damage. In June 2017, we announced that we had completed enrollment in the NeoCart Phase 3 clinical trial. We expect to report top-line data in the third quarter of 2018 and file a Biologics License Application (BLA) with the FDA in the same quarter, subject to successful Phase 3 clinical trial results.

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

Our cell therapy technology platform combines expertise in the following areas:

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

We have devoted substantially all of our resources to the development of our cell therapy technology platform, the preclinical and clinical advancement of our product candidates, the creation and protection of related intellectual property and the provision of general and administrative support for these operations. Prior to 2014, we generated revenue from product sales, collaboration activities and grants. We have funded our operations primarily through the private placement of preferred stock and convertible promissory notes, through commercial bank debt, the proceeds from our initial public offering in 2014 and our private placement in 2016.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $201.4 million as of September 30, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in connection with our ongoing activities as we:

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

We do not expect to generate any future revenue from product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take place in the next few years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

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

Other Company Information

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. We have completed a study to assess whether an ownership change has occurred and the results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012, 2013 and 2016. We have not recorded NOLs that as a result of these restrictions will expire unused. The limitations are an aggregate of $312.8 million for the years 2010 to 2016.

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

As of September 30, 2017, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three month period ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands)
Research and development expenses	$3,488	$4,880	$(1,392)	(29)%
General and administrative expenses	2,225	1,768	457	26
Other expense, net	(282)	(2,667)	2,385	(89)

Research and Development Expenses. Research and development expenses were $3.5 million for the three months ended September 30, 2017 as compared to $4.9 million for the three months ended September 30, 2016. The decrease of $1.4 million was primarily due to a decrease in collaboration, consulting and temporary labor costs of $0.9 million, clinical trial costs of $0.3 million, repairs and maintenance of $0.1 million and patient recruiting expenses of $0.1 million. We expect research and development expenses to decline over the next four quarters as we complete our NeoCart Phase 3 clinical trial.

General and Administrative Expenses. General and administrative expenses were $2.2 million for the three months ended September 30, 2017 as compared to $1.8 million for the three months ended September 30, 2016. The increase of $0.5 million was primarily due to an increase of $0.2 million in salary-related expense and increases of $0.1 million in both consulting and repairs and maintenance expense. We expect general and administrative expenses to remain consistent over the next four quarters.

Other (Expense), Net. Net other expense was $0.3 million for the three months ended September 30, 2017 as compared to $2.7 million for the three months ended September 30, 2016. The $2.4 million change was primarily due to a change in warrant expense.

Nine Month Periods Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the nine month period ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands)
Research and development expenses	$12,200	$16,260	$(4,060)	(25)%
General and administrative expenses	6,717	6,141	576	9
Other expense, net	(701)	(2,870)	2,169	(76)

Research and Development Expenses. Research and development expenses were $12.2 million for the nine months ended September 30, 2017 as compared to $16.3 million for the nine months ended September 30, 2016. The decrease of $4.1 million was primarily due to a decrease in collaboration, consulting and temporary labor costs of $3.0 million, a reduction in patient recruiting expenses of $0.4 million, a reduction in salary-related costs of $0.3 million, a reduction in clinical trial costs of $0.2 million, a reduction in materials to support our clinical trials of $0.2 million and a reduction in facility expenses of $0.1 million. These amounts were partially offset by increases in employee recruiting expenses of $0.1 million. We expect research and development expenses to decline over the next four quarters as we complete our NeoCart Phase 3 clinical trial.

General and Administrative Expenses. General and administrative expenses were $6.7 million for the nine months ended September 30, 2017 as compared to $6.1 million for the nine months ended September 30, 2016. The $0.6 million increase was primarily due to an increase in stock-based compensation expense of $0.2 million, an increase in repairs and maintenance expense of $0.2 million, an increase in consulting and temp labor of $0.2 million, and increases of $0.1 million in both facility– and salary–related expenses. These increases were partially offset by decreases in professional fees and depreciation expenses of $0.1 million each. We expect general and administrative expenses to remain consistent over the next four quarters.

Other (Expense), Net. Net other expense was $0.7 million for the nine months ended September 30, 2017 as compared to $2.9 million for the nine months ended September 30, 2016. The $2.2 million change was primarily due to a decrease in warrant expense of $3.1 million, an increase in interest income of $0.2 million and a decrease in Delaware franchise tax expense of $0.1 million which was partially offset by an increase in the fair value of warrants of $1.2 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at September 30, 2017 of $201.4 million. We anticipate that we will continue to incur net losses for the next several years. Through September 30, 2017, we have funded our consolidated operations primarily through the funds raised in our private placement in 2016, funds raised in our IPO in 2014, the private placement of preferred stock and convertible notes prior to our IPO, commercial bank debt and, to a limited extent, revenue from product sales, collaboration activities and grants. As of September 30, 2017, we had cash and cash equivalents and marketable securities of $12.6 million.

We believe that our existing cash and cash equivalents and marketable securities of $12.6 million as of September 30, 2017 will be sufficient to fund our projected cash needs into the middle of 2018 as we expect that total operating expenses will decline over the next four quarters. However, we will require additional capital to complete the filing of a biologics license application with the FDA and commercialize NeoCart, if approved, and for the future development of our existing product candidates. To meet our capital needs, we intend to raise additional capital through debt or equity financings, or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(in thousands)
Net cash used in operating activities	$(18,701)	$(19,843)	$1,142	(6)%
Net cash used in investing activities	(1,977)	(317)	(1,660)	524
Net cash (used in) provided by financing activities	(432)	27,239	(27,671)	(102)

Net (decrease) increase in cash and cash equivalents	$(21,110)	$7,079	$(28,189)	(398)%

Operating Activities

Cash used in operating activities decreased $1.1 million to $18.7 million for the nine months ended September 30, 2017 from $19.9 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the net cash used in operating activities consisted primarily of our net loss of $19.6 million, a $1.8 million net change in operating assets and liabilities and a $0.4 million charge for deferred rent and lease incentive, partially offset by stock-based compensation expense of $1.2 million, depreciation expense of $1.2 million and a change in fair value of warrants of $0.7 million.

Investing Activities

Cash used in investing activities increased $1.7 million to $2.0 million for the nine months ended September 30, 2017 from $0.3 million for the nine months ended September 30, 2016. The increased use of cash was related to purchases of marketable securities of $8.0 million offset by maturities of $6.2 million in marketable securities.

Financing Activities

Cash provided by financing activities decreased $27.7 million for the nine months ended September 30, 2017 due to the private placement of $27.7 million in September 2016.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of September 30, 2017, and December 31, 2016, $0.3 million and $0.8 million, respectively, of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of September 30, 2017, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

Risks Related to Our Business and Commercialization of Our Product Candidates

We are a clinical-stage cell therapy company with a limited operating history of developing late-stage product candidates. There is a limited amount of information about us upon which to evaluate our product candidates and business prospects, making an investment in our common stock unsuitable for many investors.

We are a clinical-stage cell therapy company, formed in 2000, with a limited operating history. Since inception we have devoted substantially all of our resources to the development of our cell therapy technology platform, the clinical and preclinical advancement of our product candidates, the creation, licensing and protection of related intellectual property rights and the provision of general and administrative support for these operations. We have not yet obtained regulatory approval for any product candidates in any jurisdiction or generated any significant revenues from product sales. If NeoCart or any of our future product candidates fails in clinical trials or preclinical development, or does not gain regulatory approval, or if our product candidates following regulatory approval, if any, do not achieve market acceptance, we may never become profitable or sustain profitability.

We commenced our first clinical trial in 2005, and we have a limited operating history developing clinical-stage cell therapies upon which you can evaluate our business and prospects. In addition, besides our current ongoing Phase 3 clinical trial we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, such as cell therapy. For example, to execute our current business plan we will need to successfully:

•	execute our research and development strategies, including successfully completing our clinical trial program for NeoCart;

•	complete the transition of the NeoCart raw material manufacturing process to our in-house facilities and satisfy the United States Food and Drug Administration (the FDA) as to the comparability of such raw materials to those manufactured by third parties to support the BLA filing for NeoCart;

•	secure additional funding as may be needed, including, without limitation, in order to complete our NeoCart Phase 3 clinical trial, and file a biologic license application (BLA) with the FDA;

•	obtain required regulatory approvals for the manufacturing and commercialization of NeoCart;

•	obtain adequate reimbursement from payors for NeoCart or any other product that may be commercialized, if approved;

•	manage our spending as costs and expenses increase due to clinical trials, regulatory approvals, manufacturing and commercialization;

•	continue to build and maintain a strong intellectual property portfolio;

•	recruit and retain qualified executive management and other personnel;

•	build and maintain appropriate research and development, clinical, sales, manufacturing, financial reporting, distribution and marketing capabilities on our own or through third parties;

•	expand potential indications of NeoCart and our cell therapy technology platform;

•	gain broad market acceptance for our product candidates; and

•	develop and maintain successful strategic relationships.

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

We have incurred net losses in each year since our inception, including net losses of $16.2 million in 2016 and $32.0 million in 2015. As of September 30, 2017 and December 31, 2016 we had an accumulated deficit of $201.4 million and $181.8 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and our future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our expanding operations in connection with the commercialization of NeoCart, if approved. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. Given our current development plans, we anticipate that our existing cash and cash equivalents and marketable securities will be not be sufficient to fund our operations beyond the middle of 2018. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with the development of cell therapies, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in completing the technology transfer and manufacturing location transition of our NeoCart raw material manufacturing process or completing our clinical trials or the development of NeoCart or our future product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to generate revenue and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, reduce or cease our product development activities and operations.

We are currently advancing our lead product candidate NeoCart through clinical development. Developing cell therapies, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to file a BLA for NeoCart with the FDA, create additional manufacturing capacity for and to commercialize NeoCart and conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. If the FDA or comparable foreign regulatory authorities require that we perform additional preclinical studies or clinical trials at any point or expand or extend our current trials, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals may be delayed depending upon our allocation of resources and available funding. Raising funds currently or in the then-current economic environment may be difficult and additional funding may not be available on acceptable terms, or at all.

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

The amount and timing of our funding requirements will depend on many factors, including:

•	the timing of and costs involved in obtaining NeoCart regulatory approvals, including the submission of the BLA for NeoCart;

•	the scope, progress, expansion, costs and results of our clinical trials;

•	the scope, timing and costs of manufacturing NeoCart implants;

•	the timing of and costs associated with obtaining FDA approval of the comparability of the NeoCart raw materials manufactured in our facilities, or in third party facilities at our direction, with the raw materials that were manufactured by third parties for the use in our NeoCart clinical trials;

•	market acceptance of NeoCart following the receipt of regulatory approval, if any;

•	our ability to obtain adequate reimbursement from payors for NeoCart or any other product that may be commercialized, if approved;

•	the resources we devote to marketing and commercializing NeoCart, if approved;

•	the scope, progress, expansion and costs of the commercial manufacturing of NeoCart;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities associated therewith; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems, related to our status as a public company and the potential commercialization of NeoCart, if approved.

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations and sustain currently projected cash needs into the middle of 2018. Our expectations are based on management’s current assumptions, regulatory submission timelines and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs or other unanticipated increases in spending related to circumstances outside of our control, including, without limitation, costs associated with litigation or other legal proceedings, hiring of additional consultants and personnel or procurement of additional raw materials. Our existing cash and cash equivalents will not be sufficient to complete a BLA filing for NeoCart or complete any clinical development of any future product candidates that would be necessary to support an application for regulatory approval. Accordingly, we continue to require substantial additional capital. In order to fund our future needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources.

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

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•	such authorities may disagree with the design or implementation of our NeoCart Phase 3 clinical trial or any of our future development partners’ clinical trials;

•	we or any of our future development partners may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that a product candidate is safe and effective for any indication;

•	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from the United States;

•	the results of clinical trials may not demonstrate the safety or efficacy required by such authorities for approval;

•	we or any of our future development partners may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the use of results from studies that served as precursors to our current or future product candidates;

•	such authorities may find deficiencies in our manufacturing processes or facilities or those of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or

•	the approval policies or regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

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

In order to manufacture NeoCart, we operate our own cGMP manufacturing facility in Waltham, Massachusetts for production of NeoCart. In 2015, we completed a facility for our cGMP manufacturing in Lexington, Massachusetts which we plan to further build out to produce key NeoCart raw materials, including the CT3 components, source collagen and collagen scaffold. While we own the manufacturing process, unforeseen issues or outside influences could impact potential supply. For example:

•	Our facility in Waltham may not meet FDA cGMP standards during the pre-approval inspection necessary for BLA approval, delaying BLA approval and resulting in added cost to mitigate issues identified during inspection.

•	Our Lexington, Massachusetts facility for production of key raw materials may not receive FDA approval to operate, resulting in delays while we implement improvements necessary to receive approval, leading to delays in the initiation of commercial production. We met with the FDA in December 2014 to obtain preliminary feedback and general acceptance of our raw material transition strategy. In April 2016, the FDA approved our production of collagen and the use of collagen in the NeoCart Phase 3 clinical trial and in August 2016, the FDA also approved our collagen scaffold equivalence strategy. Additionally, we have entered into a supply agreement with Collagen Solutions pursuant to which we will oversee the manufacture of additional collagen used in our manufacture of NeoCart. Any raw materials manufactured or handled at facilities operated by Collagen Solutions will similarly need to be approved by the FDA for comparability, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. We are not currently using any collagen produced by Collagen Solutions, but anticipate needing additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever.

•	The raw material to be produced at our facilities may not be comparable to the raw materials sourced from external vendors for earlier clinical trial work, including the ongoing NeoCart Phase 3 clinical trial, according to our current projected timelines, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. Such delays may impact the timing of our BLA filing for NeoCart and FDA approval, if granted at all.

•	We may not achieve our anticipated production throughput targets, resulting in lower than anticipated capacity, limiting supply of our products, lowering revenue and increasing costs. We may not hit our production cost target for a variety of reasons including increased raw material cost, underestimate of labor requirements, underestimate of capital requirement and other facility, personnel or materials issues that we have not anticipated. Increased costs will adversely impact gross margin achieved by our products.

•	We may not be able to fund on a timely basis future expansions of additional clean rooms and associated equipment and validations to support NeoCart production and to meet market demand, or the FDA may require additional data that may delay our ability to supply anticipated market needs.

•	The FDA may not approve implementation of the multi-unit NeoCart reactor or approval may be delayed, which could result in capacity limitation and high unit costs, depending upon the length of the delay.

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

The development of cell therapies has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The development of a cell therapy is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.

Development of cell therapies is inherently expensive and risky and may not be understood by or accepted in the marketplace, which could adversely affect our future value.

The clinical development, commercialization and marketing of cell therapies are at an early-stage, substantially research-oriented, and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize cell therapies. In general, cell therapies may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy, potentially prohibitive costs or other characteristics that may prevent or limit their approval or commercial use. Furthermore, the number of people who may use cell- or tissue-based therapies is difficult to forecast with accuracy. Our future success is dependent on the establishment of a large global market for cell therapies and our ability to capture a share of this market with NeoCart and our future product candidates.

Our development efforts with our cell therapy technology platform are susceptible to the same risks of failure inherent in the development and commercialization of product candidates based on new technologies. The novel nature of cell therapies creates significant challenges in the areas of product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance.

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

We currently produce materials for clinical trials, including production of NeoCart, at our existing manufacturing facilities in Waltham, Massachusetts, which we have designed and operated to be compliant with FDA, cGMP and the current Good Tissue Practice as and if applicable, requirements. While we believe these facilities provide us with sufficient capacity to meet our expected clinical demand and possibly our initial commercial launch demand, it is possible that the demand for products could exceed our existing manufacturing capacity. It will become necessary or desirable for us to expand our manufacturing capabilities for our cell therapy technology platform in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. We may not be able to fund future expansions of additional clean rooms and associated equipment and validations to support NeoCart production, or the FDA may require additional data that may delay our ability to supply anticipated market needs. If we are unable to meet rising demand for products on a timely basis or unable to maintain cGMP compliance standards, then it is likely that our clients and potential clients will elect to pursue alternative treatment options, which could materially and adversely affect the level of our revenues and our prospects for growth.

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

Components of cell therapies approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. In addition, the manufacturing process for cell therapies may be required to be modified from time to time in response to FDA requests. Manufacture of cell- or tissue-based therapies is complex and subjects companies to significant regulatory burdens that may change over time. We may encounter difficulties in the production of our product candidates due to our limited manufacturing experience.

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

As a result of legislative proposals and the trend toward managed health care in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new cell or tissue therapies. They may also refuse to provide coverage of approved product candidates for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved cell or tissue therapies, which in turn will put pressure on the pricing of such products. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations, and additional legislative proposals as well as country, regional, or local healthcare budget limitations.

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

A number of cell and tissue therapy companies have suffered significant setbacks or difficulty enrolling patients in later stage clinical trials even after achieving promising results in earlier stages of development. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for NeoCart and our product candidates in our current and future clinical trials would substantially harm our business and prospects.

If our competitors develop treatments for the target indications of NeoCart or our future product candidates that are approved more quickly, marketed more successfully or demonstrated to be safer or more effective than our product candidates, our commercial opportunity will be reduced or eliminated.

The cell and tissue therapy sector is intensely competitive and subject to rapid and significant technological change. We face competition from major multinational companies, established and early-stage biotechnology companies, and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or FDA approval or discovering, developing and commercializing treatments in the indications that we are targeting before we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our and our collaborative partners’ preclinical studies and clinical trials;

•	the relative prices and perceived value of competitive products as compared to NeoCart;

•	our ability to recruit and enroll patients for our clinical trials;

•	the relative efficacy, safety, ease of use, reliability and durability of our product candidates;

•	the speed at which we and our competitors develop our respective product candidates;

•	our ability to design and successfully execute appropriate clinical trials;

•	our ability to manufacture raw materials for use in our clinical trials, including our Phase 3 clinical trial of NeoCart;

•	our ability to protect and develop intellectual property rights related to our products;

•	our ability to maintain a good relationship with regulatory authorities;

•	the timing and scope of regulatory approvals, if any;

•	our ability to commercialize and market any of our product candidates that receive regulatory approval;

•	market perception and acceptance of cell or tissue therapies;

•	acceptance of our product candidates by physicians, patients and institutions;

•	the cost to manufacture and price of our products;

•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare; and

•	our ability to manufacture and sell commercial quantities of any approved products to the market.

If our competitors market products that are more effective, safer or less expensive than our future products or that reach the market sooner than our future products, we may not achieve commercial success. In addition, poor market reception to the recently launched MACI product by a competitor could negatively impact a future launch of NeoCart following FDA approval, if at all. Any inability to compete effectively will adversely impact our business and financial prospects.

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

We are a party to technology licenses that are important to our business and we may enter into additional licenses in the future. We currently hold material licenses from Purpose Co., Ltd., Angiotech Pharmaceuticals (US), Inc., Angiodevice International GmbH, the Board of Trustees of The Leland Stanford Junior University, Koken Co., Ltd., Intrexon and Advanced BioMatrix, Inc. The rights licensed under these agreements, including rights relating to our scaffolds, tissue processor, bioadhesives and growth factors, are material to our cell therapy technology platform and the continued development of NeoCart and our future product candidates. These licenses impose various commercial, contingent payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our license agreements and our ability to develop or commercialize product candidates. Any termination or reversion of our rights to under the foregoing agreements may have a material adverse effect on our business, prospects and results of operations. Our Exclusive Channel Collaboration Agreement (the ECC) with Intrexon Corporation (Intrexon) provides that Intrexon may terminate such agreement if we do not perform certain specified requirements, including developing therapies considered demonstrably superior to existing therapies and those under development by us.

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

Pursuant to our ECC with Intrexon, we are responsible for future research and development expenses of product candidates developed under each such collaboration, the effect of which may increase the level of our overall research and development expenses going forward. We have incurred $3.0 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively, in connection with our collaboration with Intrexon. There were no expenses incurred under the collaboration for the nine months ended September 30, 2017. In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives of Intrexon and us, future development costs associated this program may be difficult to anticipate and may exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities.

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

Even if NeoCart or our future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the clinical indications for which our product candidate is approved;

•	acceptance by physicians, major operators of hospitals and clinics and patients of our product candidate as a safe and effective treatment;

•	the number of alternative treatments on the market and the potential and perceived advantages of our product candidates over such alternative treatments;

•	the safety of product candidates seen in a broader patient group, including their use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse events;

•	the effectiveness of our sales and marketing efforts; and

•	unfavorable publicity relating to the product candidate or cell or tissue therapies, in general.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Ethical, social and legal concerns about cell or tissue therapies could result in additional regulations restricting or prohibiting the use of our product candidates.

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

We carry product liability insurance that we believe is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on cell or tissue therapies or medical treatments that had unanticipated adverse effects. In addition, under some of our agreements with clinical trial sites, we are required to indemnify the sites and their personnel against product liability and other claims. A successful product liability claim or series of claims brought against us or any third parties whom we are required to indemnify could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We are highly dependent on members of our management and scientific teams, including Adam Gridley, our Chief Executive Officer and President; Donald Haut, Ph.D., our Chief Business Officer; Stephen Kennedy, our Chief Operating Officer; and Jonathan Lieber, our Chief Financial Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any of our executives or other employees.

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

Given the specialized nature of cell and tissue therapy and that it is a relatively new field, there is an inherent scarcity of experienced personnel in the field. We may not be able to attract or retain qualified management (including a new chief executive officer), finance, scientific and clinical personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We will need to generate and provide the FDA with comparability data from our new raw material production for the collagen critical raw materials used in our manufacturing process and intended for clinical use. The FDA may also require us to generate additional preclinical or clinical data to support the use of these new critical raw material suppliers in our NeoCart Phase 3 clinical trial. Additionally, the FDA may impose other requirements on the protocol for our NeoCart Phase 3 clinical trial. These additional requirements may cause further delays in our NeoCart Phase 3 clinical trial which could require us to incur additional development costs, seek funding for these increased costs or delay or cease our clinical development activities for NeoCart. Any inability to advance NeoCart or any other product candidate through clinical development would have a material adverse effect on our business. For example, the recently enacted Food and Drug Administration Safety and Innovation Act made permanent the Pediatric Research Equity Act, which requires a sponsor to conduct pediatric studies for most tissue regeneration products for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the Pediatric Research Equity Act, original NDAs and BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations, and it is likely that we will request such a deferral. A deferral may be granted for several reasons, including a finding that the tissue regeneration products is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, as of November 7, 2017 our common stock has traded as low as $1.39 per share. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

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

Our stock price may continue to be volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As of November 7, 2017, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 58% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our common stock is listed on The NASDAQ Capital Market under the symbol “HSGX”. To continue to be listed on NASDAQ, we are required to satisfy a number of conditions. We previously received two letters from NASDAQ, with the first letter in November 2016 notifying us of our failure to maintain a minimum market value of listed securities of $50,000,000 for the 30 consecutive business days. We subsequently regained compliance with this listing standard in March 2017. The second letter in May 2017 notified us of our failure to maintain a minimum of $10,000,000 in stockholders’ equity as required for companies trading on The NASDAQ Global Market. In response to the second letter, we transferred our securities to The NASDAQ Capital Market in June 2017 to regain compliance with the minimum stockholders’ equity requirement.

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

Histogenics Corporation

Dated: November 9, 2017	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2017	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)