Form 10-K
period 2017-12-31
HISTOGENICS CORP
filed 2018-03-15
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $14.9 million, based on the closing price of the registrant’s Common Stock, as reported by the NASDAQ Global Market. For purposes of this disclosure, shares of Common Stock held by each executive officer, director, stockholders known by the registrant to be affiliates of such executive officers and directors based on public filings and stockholders known by the registrant to own 20% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2018 there were 28,687,412 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2018 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•

the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products, including the timing of availability of clinical trial data from enrolled clinical trials and the timing of filings such as a Biologics License Application;

•	the scope, progress and costs of developing and commercializing our product candidates;
•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources and the timing of our future profitability, if at all;
•	our ability to establish and maintain development and commercialization partnerships;
•	our need for additional financing and our ability to raise additional funds on commercially reasonable terms;
•	the timing and success of preclinical studies and clinical trials conducted by us and our development partners;
•	the timing of enrollment, commencement and completion of our clinical trials;
•	our securities’ or industry analysts’ expectations regarding the timing and success of our clinical trials;
•	our technology, manufacturing capacity, location and partners;
•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;
•	our ability to obtain and maintain intellectual property protection for our product candidates and our restorative cell therapy platform;
•	our ability to commercialize and gain broad market acceptance for NeoCart, if approved;
•	the rate and degree of reimbursement and market acceptance of any of our product candidates;
•	our expectations regarding competition, including the actions of competitors and the perceived relative performance in the marketplace of NeoCart as compared to competitive products;
•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
•	our ability to manufacture our product candidates at an acceptable cost and scale to serve those markets;
•	our anticipated growth strategies;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract and retain key personnel;
•	our ability to operate our business in compliance with the covenants and restrictions that we are subject to under our loan and security agreement;
•	regulatory developments in the United States and foreign countries; and
•	our plans for the use of our cash and cash equivalents.

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

Overview

We are a leader in the development of restorative cell therapies (RCTs).  We use the term RCT to refer to a new class of products we are developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue.  Our lead investigational product, NeoCart®, is an innovative cell therapy that utilizes various aspects of our RCT platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is designed to rebuild a patient’s own knee cartilage to treat pain at the source, improve function and potentially prevent a patient’s progression to osteoarthritis (OA).  We have designed NeoCart to perform like articular hyaline cartilage at the time of treatment with the objective of providing patients with an accelerated recovery as compared to other alternatives, including microfracture, the current standard of care used to treat knee cartilage damage.  NeoCart is one of the most rigorously studied restorative cell therapies for orthopedic use and is currently in a 249 patient, Phase 3 clinical trial.  Patient enrollment in this trial is complete with top-line, one-year superiority data expected in the third quarter of 2018, with a potential Biologics License Application (BLA) submission expected in the third quarter of 2018.

In December 2017, we entered into a license agreement with MEDINET Co., Ltd. (MEDINET) for the development and commercialization of NeoCart in Japan for the replacement or repair of damaged, worn or defective cartilage. Pursuant to the terms of the license agreement, we received a non-refundable, up-front payment of $10.0 million and are eligible to receive up to an additional $76.9 million in milestones, plus a transfer price for clinical and commercial supply and royalties, consisting of:

•	potential regulatory and development milestone payments of up to an aggregate of $10.5 million;
•	sales-dependent milestones of up to an aggregate of $66.4 million; and
•	tiered royalties on net sales of NeoCart in Japan;

In return for such consideration, MEDINET gained exclusive commercialization rights to NeoCart in Japan.  We intend to explore additional opportunities to license the rights to NeoCart in other territories outside the United States, where advanced regenerative medicine regulatory pathways may exist and appropriate market need is identified.

Joint, or articular, cartilage covers the ends of bones and allows for joints to glide smoothly with minimal friction. Cartilage damage, or chondral defects, can be caused by acute trauma, such as a bad fall or sports-related injury, or by repetitive trauma, such as general wear over time. Unlike other tissues in the body, joint cartilage has no innate ability to repair itself, making any injury permanent. Left untreated, even a small defect can expand in size and progress to debilitating OA, ultimately necessitating a joint replacement procedure. An estimated 27 million people in the United States and 630 million people worldwide suffer from OA. Compelling demographic trends, such as the growing population of aging yet active individuals and rising rates of obesity, are expected to be key drivers in the continued growth of OA occurrence. OA is more common in adults over the age of 50, but the condition and precursors of the condition can be observed much earlier, and cartilage damage is believed to be one of the leading contributors of this disease.

NeoCart is based on our RCT platform, which we believe has the potential to be used for a broad range of additional therapeutic indications and combines expertise in the following areas:

•	Cell therapy and processing: the handling of tissue biopsies and the extraction, isolation and expansion of the cells;
•

Biomaterials and Scaffold: three-dimensional biomaterials and structures that enable the proper delivery, distribution and organization of cells in their natural environment to support tissue formation;

•	Tissue engineering: the use of a combination of cells, engineering and biomaterials to improve or restore biological functions; and
•	Bioadhesives: natural, biocompatible materials that act as adhesives for biological tissue and allow for natural cell and tissue infiltration and integration with native cells.

NeoCart is a cartilage-like tissue implant created using a patient’s own cartilage cells through a series of tissue engineering processes. First, the patient’s cells are separated from a tissue biopsy specimen extracted from the patient and multiplied in our manufacturing facilities. The cells are then infused into our proprietary three-dimensional scaffold that provides structure for the developing tissue. Before a patient is treated with NeoCart, the cell- and scaffold construct undergoes a bioengineering process in our proprietary Tissue Engineering Processor (TEP). Our TEP is designed to mimic the conditions found in a joint so that the tissue is prepared to begin functioning like normal healthy cartilage prior to treatment. We use a unique bioadhesive to anchor NeoCart at the site of the cartilage injury and seal the implant to the surrounding native cartilage. The use of our proprietary bioadhesive eliminates the need for complicated suturing, results in a rapid, controllable set-time, and enables the NeoCart to integrate with the surrounding native cartilage. We believe that our completed Phase 1 and Phase 2 clinical trials provide preliminary evidence of the safety of NeoCart and the improvement in pain and function in patients treated with NeoCart.

In the second quarter of 2017, we completed enrollment of a 249 patient Phase 3 clinical trial for NeoCart in the United States and Canada to provide evidence of the safety and effectiveness of NeoCart as compared to Microfracture to treat cartilage defects in the knee.  The trial is being conducted under a Special Protocol Assessment (SPA) with the United States Food and Drug Administration (FDA). Pursuant to the SPA, we formally and prospectively reached agreement with the FDA on key elements of the Phase 3 clinical trial protocol, including design, endpoints and statistical analyses of the resulting study data, including the one-year primary superiority endpoint. The SPA is binding on the FDA review division with limited exceptions. If the clinical trial is successful, the data may be used to support efficacy claims for NeoCart approval and demonstrate clinical superiority over the current standard of care, microfracture. Microfracture consists of the creation of tiny holes or “fractures” in the bone underneath the injured cartilage leading to formation of a blood clot in the affected area. The blood and bone marrow that form the clot contain stem cells, which are thought to grow into cartilage-building cells, as well as growth factors to support cell function and development of replacement cartilage matrix.

Musculoskeletal-related conditions, including cartilage damage, are one of the most prevalent health problems in the United States. Based on recent publications, we estimate that more than 1,200,000 knee arthroscopies are performed each year in the United States and we believe cartilage damage is likely to be identified and treated in over 60% of those knee arthroscopies. Furthermore, cartilage damage is a leading cause of OA, a chronic condition in which cartilage breaks down, and the condition most responsible for the estimated 750,000 knee replacements performed in the United States annually. We believe the current alternatives available to treat cartilage damage in the knee, including microfracture, the most frequently used procedure for severe cartilage damage, inadequately address this condition due to moderate and variable efficacy, extended patient recovery and limited long-term benefits.

We believe NeoCart would represent a superior solution to treat cartilage damage in the knee because it has the potential to solve for the limitations of the current treatment alternatives. NeoCart has the potential to provide accelerated patient recovery, improved efficacy, long-term patient benefits such as improved durability, and predictable patient outcomes through a technically straightforward surgical procedure. If we are able to successfully demonstrate these benefits in our Phase 3 clinical trial, we believe these advantages may assist in securing approval to sell NeoCart in the United States and other international markets and may enable us to become a market leader in cartilage repair and regeneration.

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

In 2017, there were additional peer-reviewed publications based on our sponsored research agreement with Cornell University (Cornell).  Two such publications, one in the Journal of Orthopaedic Research in March 2017 and one in the Journal of Biomechanics in October 2017, discussed the importance of the combination of cells, scaffold and tissue engineering to produce cartilage tissue ex vivo to develop therapies to repair damaged cartilage tissue.  The results of the studies underlying the publications indicate that a combination of cells, scaffold and engineering play an important role in the development of tissue engineered-cartilage implants, such as NeoCart, and the maturation of such implants, leads to increased extracellular matrix and improved biological and mechanical properties at the time of treatment.  These attributes may enable the early response and repair of cartilage lesions and the results of these studies are consistent with the efficacy data seen in patients in the Phase 1 and 2 clinical trials of NeoCart.  We intend to use the results of these studies as part of our potential BLA for NeoCart, subject to receipt of positive data from the ongoing Phase 3 clinical trial of NeoCart, which data is expected to be available in the third quarter of 2018.

Our objective is to publish additional clinical and non-clinical data supporting the commercial use of NeoCart, if approved.  In the Phase 2 clinical trial, NeoCart demonstrated a clinically meaningful and statistically significant improvement in clinical efficacy based on pain and function measures as compared to microfracture one year after treatment. We believe these elements, specifically the one-year superiority primary endpoint and the dual threshold responder analysis of both pain and function for each individual patient are unique to the NeoCart Phase 2 and 3 clinical trials. We also believe our Phase 3 clinical trial will confirm the positive Phase 1 and Phase 2 clinical data generated by NeoCart.

In anticipation of potential approval of NeoCart, we have continued the process of scaling our internal current Good Manufacturing Practices (cGMP) and transitioning the manufacture of certain critical components (raw materials) of NeoCart, including collagen, the proprietary scaffold and elements of the surgical adhesive in-house to our facilities located in the greater Boston area. The transition commenced in March 2014 with the communication of our plans to the FDA for the internal manufacture of NeoCart and the critical components of NeoCart, in the event NeoCart is approved. In December 2014, we received preliminary feedback and general acceptance of our raw material transition strategy and future commercial readiness upgrades from the FDA. In 2016, we reached agreement with the FDA on the data package for internally produced collagen, and in the second quarter of 2016 we incorporated this collagen into the ongoing, NeoCart Phase 3 clinical trial.

We also reached agreement with the FDA on the qualification and comparability plan for the NeoCart collagen scaffold in the third quarter of 2016, and are in the process of completing the scaffold transition for the upcoming potential BLA for NeoCart. Once the scaffold comparability work is complete we will work towards qualifying the components of the proprietary adhesive. Following completion of the transition, and as part of our BLA for NeoCart or subsequent FDA submissions, we will be required to obtain final FDA approval of the comparability of the critical NeoCart raw materials manufactured in-house. If we fail to obtain, or if we experience a delay in obtaining such approval, our business, operating results and prospects will be adversely affected.

We believe our RCT platform may provide us with the ability to develop a strong pipeline and that the positive clinical data we have seen in treating cartilage damage of the knee with NeoCart will be applicable to other joints such as the ankle, hip and shoulder. We also believe our RCT platform has the ability to translate the fundamental science relating to tissue engineering to allow us to develop additional product candidates to treat other soft tissue damage throughout the body such as tendon, ligament and meniscus tears and complex joint degeneration. Although not utilized in connection with our current NeoCart development program, our portfolio of proprietary fibroblast growth factors may be explored for their use in optimizing manufacturing yields and we believe they could also have various therapeutic applications including wound healing and fracture healing. We plan to continue to invest in our intellectual property portfolio and tissue generation capabilities in order to expand and protect the components of our RCT platform and future product candidates.

Cell Therapies and Regenerative Medicine

Cell therapies and regenerative medicine are rapidly developing, interdisciplinary fields that are transforming healthcare by translating fundamental science into a variety of products and solutions aimed at repairing, regenerating or replacing function loss caused by injury, disease or aging. Technologies in these fields encompass a variety of therapeutic approaches, including tissue engineering, cell-based therapies, gene therapy, small molecules and biologics, stem cells and biobanking. Any combination of these technologies may be used to harness or stimulate the body’s innate healing ability in order to treat a wide range of ailments, including oncology diseases, musculoskeletal-related conditions, cardio- and peripheral vascular diseases, neurological disorders, stroke, non-healing wounds and ocular diseases.

According to The Burden of Musculoskeletal Diseases in the United States, a 2014 publication of a coalition of professional organizations including the American Academy of Orthopaedic Surgeons, Musculoskeletal diseases affect more than one out of every two persons in the United States age 18 and over, and nearly three out of four age 65 and over. Trauma, back pain, and arthritis are the three most common musculoskeletal conditions reported, and for which health care visits to physicians’ offices, emergency departments and hospitals occur each year.  The cost of treating major musculoskeletal diseases, which often includes long-term pain and disability, is also greater than for treatment of many other common health conditions.  Furthermore, on an age-adjusted basis, musculoskeletal conditions are reported equally or more frequently than other common chronic or serious medical conditions related to the circulatory or respiratory systems by persons age 18 and older. Three of the four most common medical conditions reported in 2012 were musculoskeletal conditions: low back pain, chronic joint pain and arthritis.

Limitations of Current Alternatives for Treating Cartilage Damage

We estimate, based on internal research, that over 500,000 knee cartilage procedures are performed annually in the United States, primarily in the form of debridement, microfracture, conventional autologous chondrocyte implantation (ACI) and osteochondral grafting. Debridement and microfracture procedures are the most frequently performed surgical procedures for the treatment of cartilage damage, accounting for an estimated 90% of all such procedures according to company research and materials from a 2009 meeting of the Cellular Tissue and Gene

Therapies Advisory Committee of the FDA. Debridement is an arthroscopic procedure that involves removal of injured or loose tissue debris by shaving, cutting or scraping it. Debridement does not attempt to repair cartilage damage. The surgeon’s only goal when performing debridement is to improve a patient’s symptoms of pain or loss of function.

Microfracture is considered the current standard of care for chondral defects due to its ability to improve symptoms in specific types of patients, its simplicity, its safety profile and the lack of other viable alternatives. The procedure consists of perforations, or microfractures, made to the bone plate at the location of cartilage damage in order to allow stem cells from the bone marrow to access the injured area to create a clot. Microfracture surgery, a procedure pioneered in the 1980s, was developed to exploit the ability of stem cells to differentiate into mature cells and tissue types. If bone marrow stem cells are able to access the injured area and stay in place by forming a blood clot, then they may differentiate into cartilage cells, or chondrocytes, that would potentially go on to form cartilage. However, microfracture has been unsuccessful in reliably solving the underlying problem of cartilage damage because the repair tissue formed by the procedure, which has often been found to be a mix of tissue types, including scar tissue, is incapable of withstanding the normal shock and shear forces that joint cartilage sustains and may not provide the appropriate level of lubrication to the joint.

In addition to its inability to solve the underlying problem—damage to the articular cartilage—microfracture is associated with numerous other drawbacks and limitations, including the following:

•

Modest and Variable Efficacy: The results of microfracture vary based on patient-specific characteristics, adherence to onerous rehabilitation protocols, and individual healing responses. Studies have shown the benefits of microfracture are negatively influenced by advanced age, higher body weight or body mass index, larger chondral defect size and limited amount of repair tissue formed.

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

•

Negative Safety Profile: historical first-generation ACI techniques are associated with graft failure, delamination (loss of cartilage layering), tissue overgrowth and knee stiffness. According to a 2006 report in the Journal of Bone and Joint Surgery, 48% of ACI patients underwent reoperation as a result of problems directly related to the graft. Osteochondral grafting, if performed with the patient’s own cells, is associated with limitations in treatable defect sizes because of associated donor site morbidity.

Two-year endpoints: Based on published literature and FDA labeling, we believe that certain ACI techniques and products do not provide a superior efficacy profile to microfracture until approximately two years following the procedure, with limited data available on smaller lesions (less than 4 cm2).  These procedures often show no statistically significant or numerical benefits as compared to microfracture at one year, and have a similar lengthy rehabilitation.

Our RCT Platform and Initial Product Candidate

Our RCT Platform

Our technology platform is comprised of innovative bioengineering, advanced proprietary materials sciences as well as molecular and cellular biology technologies that can be utilized individually or in a variety of combinations to treat musculoskeletal-related conditions:

•

Cell Processing: As part of our production process, our cell processing technologies involve the handling of a biopsy specimen in our own cGMP facilities, cell extraction from the biopsy and the isolation and expansion of cells in our segregated cell culture facility. These steps effectively return such cells to their juvenile phenotype where they may once again grow and expand into mature cartilage cells. Our proprietary process is currently optimized for, but not limited to, cartilage cell culturing.

•

Three-Dimensional Scaffolds: Scaffolds are structures capable of supporting three-dimensional tissue formation and providing an environment for the cells that are needed to form the tissue. Our proprietary, scaffold structures, including our honeycomb collagen scaffolds, are designed to produce cartilage-like tissue. The scaffold for NeoCart is shaped like a disk, with diameter of 34 mm and thickness of approximately 1.5 mm. The term “honeycomb” describes the shape of the pores inside of the scaffold as they are shaped like a honeycomb. The honeycomb structure is important because it allows cartilage cells to line up vertically throughout the scaffold so that they organize as they normally would in native cartilage. Competing scaffolds only accommodate cells on their surface or in layers. Our proprietary three-dimensional scaffolds can support and deliver a variety of cell types and are biocompatible, biodegradable and non-toxic.

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

•

Bioadhesive: Our proprietary bioadhesive, CT3, secures the NeoCart in the defect and eliminates the need and time taken for complicated suturing that may be required during certain other cartilage repair treatments. CT3 is biodegradable, non-toxic and comprised of three components: methylated collagen, activated polyethylene glycol (PEG) and a simple salt buffering solution that acts as a curing component. The curing component enables the physician to control the adhesive set-time which, we believe both simplifies and expedites the procedure relative to other autologous cartilage repair treatments. We believe CT3 also contributes to the quick recovery and the positive long-term outcomes seen in our Phase 1 and Phase 2 clinical trials.

NeoCart: Our Initial Product Candidate

NeoCart, our Phase 3 product candidate, utilizes many aspects of our RCT platform to repair knee cartilage damage. We believe NeoCart has the potential to provide several benefits not provided by current treatment alternatives for knee cartilage damage, including:

•

Improved Efficacy: In our Phase 2 clinical trial of 30 patients, NeoCart showed better clinical outcomes when compared to baseline and/or microfracture on multiple measures of pain and function throughout the duration of the study. In addition, patients treated with NeoCart experienced statistically significant and clinically meaningful improvements in the Knee Injury and Osteoarthritis Outcome Score (KOOS) pain and function subscales when compared to baseline as early as three months and continuing through five years after surgery, with similar results for the mean International Knee Documentation Committee Subjective (IKDC Subjective) scores. The difference in improvement between patients treated with NeoCart and those receiving microfracture started as early as three months in certain subscales and lasted up to five years. We believe efficacy seen in our clinical trials to date is a result of NeoCart’s ability to function like cartilage at the time of treatment and integrate with the surrounding native tissue, features that distinguish it from other treatment alternatives. Based on biomarker release testing we conduct in our laboratories, there is evidence that NeoCart is comprised of maturing hyaline cartilage prior to placement into a patient.

•

Accelerated Patient Recovery: Our CT3 bioadhesive anchors NeoCart in the defect bed and seals it to the surrounding native cartilage. The cartilage-like NeoCart implant coupled with the secure CT3 fixation may allow for earlier weight-bearing and accelerated recovery of function than is typical with alternative therapies, which would be distinctly advantageous for any cartilage repair solution. In our Phase 3 clinical trial, patients may be allowed to begin weight-bearing activities as soon as two weeks following treatment versus six weeks for the current standard of care, microfracture.

•

Long-Term Patient Benefits: In contrast to microfracture’s well-documented deterioration of results after two years, NeoCart’s positive outcomes have been sustained for up to five years in our Phase 1 and 2 clinical trials. We believe that all of the biologic and mechanical attributes of NeoCart provide the potential for a durable clinical response and give it the potential to prevent the evolution of OA and subsequent need for knee replacement surgery.

•

Uncomplicated and Rapid Surgery: The cartilage-like NeoCart implant has certain biomechanical competence and handling characteristics that allow the surgeon to easily trim the implant to the size of the defect. Furthermore, the use of our CT3 bioadhesive eliminates the time associated with and the need for complicated suturing used with some ACI techniques. Unlike osteochondral grafting procedures, NeoCart can be tailored to the shape of the defect so that all normal host tissue is left in place.

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

•

Favorable Reimbursement Profile: We are developing NeoCart to be used as a first-line therapy for the treatment of cartilage damage in the knee. We believe that the data we have generated to date, when combined with the data from the ongoing Phase 3 clinical trial, may enable us to secure favorable reimbursement without the prior-authorization hurdles associated with the some of the previously available ACI therapies.

THE NEOCART PROCESS

Our Business Strategy

Our goal is to leverage our RCT platform to develop and commercialize innovative, next generation products to treat patients suffering from musculoskeletal-related conditions. The overarching strategies that support these goals are as follows:

•

Complete the NeoCart Phase 3 Clinical Trial and Apply for Regulatory Approval of NeoCart in the United States. We completed enrollment in the Phase 3 clinical trial in the second quarter of 2017 and expect to report our top-line, one-year superiority data in the third quarter of 2018. Assuming positive results of the Phase 3 clinical trial, we plan to submit a BLA to the FDA in the third quarter of 2018. Upon receiving approval from the FDA, if at all, which we anticipate would be in 2019 if a BLA is submitted in the second half of 2018, we then intend to launch and commercially market NeoCart in the United States for the treatment of cartilage defects in the knee.

•

Continue to Develop Our Manufacturing Capabilities. We own and operate our own cGMP manufacturing operations for NeoCart and are working to complete the transfer of production of certain critical raw materials and components used in the NeoCart production process to our manufacturing facility in Lexington, Massachusetts. Our goal is to gain full control over quality, process, supply and costs. In 2016, we incorporated internally produced collagen into the ongoing, NeoCart Phase 3 clinical trial and reached agreement with the FDA on the qualification and comparability plan for the NeoCart collagen scaffold. We expect to complete the remaining comparability and qualification work prior to submitting the NeoCart BLA to the FDA.  This transition to our own manufacturing facilities will also enable us to expand production capacity for clinical and commercial supply of NeoCart in the future in the event we receive FDA approval, subject to comparability verification and confirmation by the FDA.  Finally, we intend to leverage our manufacturing capabilities to develop additional products based on our RCT platform, including cartilage repair products for other joints, such as the ankle, shoulders or hips, or treatments for other soft tissue injuries.

•

Maximize Commercial Opportunity of NeoCart in the U.S. We expect to invest strategically in a U.S. commercial infrastructure to support the successful launch, commercialization and post-marketing support for NeoCart, in the event NeoCart should receive FDA approval. As part of this investment, we intend to build highly-experienced medical affairs and sales and marketing organizations to target orthopedic surgeons and sports medicine physicians in the United States as the primary points of contact. Specifically, our plan is to initially focus on the physicians at the sites that participated in our NeoCart Phase 3 clinical trial.  Our internal market research indicates that the average surgeon sees between ten and 20 patients per month with a cartilage defect.  Given their experience with NeoCart and their patient populations, we believe these physicians represent an attractive opportunity to generate initial commercial demand for NeoCart, if approved. Furthermore, in preparation for a potential launch of NeoCart, if ever, we are developing a reimbursement dossier to facilitate the introduction of NeoCart into the marketplace and are collecting Health Economics Outcomes Research data in the NeoCart Phase 3 clinical trial. The additional data include key economic data and outcomes associated with quality of life, productivity and return to work status, as well as healthcare resource utilization related to direct and indirect costs. We believe the recovery advantages of NeoCart over other treatments may be substantial, and expect these data to be important to the reimbursement and adoption of NeoCart, if approved.

•

Leverage Our RCT Platform Through Collaborations with Leading Organizations to Expand Our Pipeline. We believe the strength of our technology platform provides us with a significant opportunity to enhance and expand our product pipeline by collaborating with leading organizations in the areas of cell biology, tissue growth and engineering, and biomaterials. We have collaborations in place with leading organizations, including Brigham and Women’s Hospital, Inc. (BWH), Cornell and Intrexon Corporation (Intrexon) to support the development of NeoCart and develop additional products to treat significant unmet medical needs. For example, our collaboration with Cornell has resulted in valuable biomechanical characterization data to support a potential NeoCart BLA and potential foreign regulatory filings and we believe it will be important for establishing the comparability of a next-generation allogeneic NeoCart with the current autologous version of the product.  In our collaboration with BWH, we are focused on using chondrocytes to develop new products to treat additional soft-tissue and musculoskeletal-related disorders, including cartilage defects in other joints such as ankles, shoulders and hips.  We plan to establish additional collaborations in the future to continue to support the development of our current products, streamline and automate our manufacturing processes, as well as to broaden our pipeline.

•

Continue to Invest in Our Intellectual Property. Our intellectual property estate includes more than 130 licensed or owned patents worldwide, as well as trade secrets and know-how around the manufacturing of cell therapies. We intend to continue to expand our intellectual property portfolio to further protect both NeoCart and our future product candidates by filing patent applications in the United States, the European Economic Area (EEA, which is comprised of the 28 Member States of the European Union, Iceland, Liechtenstein and Norway) and other jurisdictions.

•

Continue to Evaluate Business Development Opportunities. We intend to leverage our significant body of clinical and non-clinical data as well as our manufacturing expertise to develop potential commercial and product collaborations.  For example, in December 2017, we entered into a license agreement with MEDINET for the development and commercialization of NeoCart in Japan for the replacement or repair of damaged, worn or defective cartilage. We believe there are opportunities in other territories outside the U.S. and intend to pursue such opportunities to maximize the commercial opportunity of NeoCart in those markets.  Furthermore, we intend to seek additional collaborations to bring in complementary technologies or product candidates with a goal of expanding our pipeline.

Our Phase 3 Product Candidate: NeoCart

We completed enrollment in the Phase 3 clinical trial of NeoCart in the second quarter of 2017 and anticipate reporting top-line data from this trial in the third quarter of 2018, with the potential submission of a BLA with the FDA in the third quarter of 2018, subject to positive data from the Phase 3 clinical trial.  We have completed two clinical trials for NeoCart, a Phase 1 trial and a Phase 2 trial.  NeoCart data for the Phase 1 and 2 clinical trials have been published in leading medical journals including the Journal of Bone and Joint Surgery and the American Journal of Sports Medicine. The results from these two prior studies indicate that NeoCart may be a safe and effective treatment for articular cartilage lesions through five years of follow-up. We believe the Journal of Bone and Joint Surgery, accepted the initial Phase 2 data because of the high degree of rigor and quality of the design and analysis of the data. Please see the sections below entitled “Phase 2 Clinical Trial” and “Phase 1 Clinical Trial” for a discussion of the data from our Phase 1 and Phase 2 clinical trials.

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

Qualitative MRI metrics were quantified according to modified magnetic resonance observation of cartilage repair tissue (MOCART) criteria, with an additional evaluation of repair tissue signal intensity. MOCART analyses indicated significant improvement (p<0.001) in cartilage quality from three to 24 months, with stabilization and maturation from 24 to 60 months. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A p-value<0.001 means that the probability of the event measured occurring by chance is less than 1 in 1,000. In addition, MRI analysis demonstrated NeoCart repair tissue to be durable and evolve over time. Changes in imaging measures over time corresponded with improvement in clinical measures, with maximum benefits experienced at 24-months. The Phase 1 and 2 NeoCart PROs when compared to baseline also demonstrated statistically significant improvements on virtually all of the pain and functional endpoints, as early as three to six months, with sustained outcomes through five years.

Specifically, there were significant improvement in PROs from baseline measurements (mean ± standard deviation at baseline to mean ± standard deviation at follow-up points) that are summarized in the table below.

TABLE 2
Change in Patient-Reported Outcomes From Baseline to Each Time Point[a]
Score
Parameter	3 mo	6 mo	12 mo	24 mo	36 mo	48 mo	60 mo
IKDC subjective (n = 29)	6.7 ± 19.0	15.7 ± 19.0[b]	27.3 ± 18.4[b]	31.8 ± 19.5[b]	31.4 ± 21.9[b]	28.5 ± 27.0[b]	27.4 ± 20.2b
VAS mean (n = 29)	-13.5 ± 23.9[c]	-20.8 ± 21.2[b]	-22.5 ± 21.2[b]	-27.9 ± 18.8[b]	-24.2 ± 21.8[b]	-26.2 ± 21.2[b]	-19.0 ± 27.4[c]
VAS highest (n = 21)	-23.2 ± 31.2[c]	-30.2 ± 32.2[b]	-39.8 ± 24.6[b]	-46.6 ± 24.3[b]	-36.8 ± 29.8[b]	-51.5 ± 28.5[b]	-36.4 ± 32.2[b]
KOOS-Pain (n = 21)	11.6 ± 11.1[d]	19.6 ± 14.1[b]	21.4 ± 10.4[b]	22.4 ± 9.4[b]	22.0 ± 10.0[b]	23.3 ± 10.8[b]	21.0 ± 11.2[b]
KOOS-ADL (n = 21)	10.6 ± 15.6[c]	15.1 ± 13.6[b]	16.7 ± 10.7[b]	18.9 ± 11.5[b]	15.9 ± 11.1[b]	16.7 ± 11.4[b]	16.0 ± 12.4[b]
KOOS-QoL (n = 21)	15.6 ± 18.0[b]	22.9 ± 16.8[b]	30.7 ± 17.2[b]	43.4 ± 23.3[b]	42.2 ± 26.8[b]	46.7 ± 32.3[b]	45.4 ± 23.9[b]
KOOS-Symptoms (n = 21)	8.4 ± 15.9[d]	17.0 ± 10.8[b]	18.2 ± 13.2[b]	20.5 ± 15.3[b]	20.1 ± 19.9[c]	21.4 ± 20.8[c]	22.1 ± 15.1[b]
KOOS-Sports (n = 21)	3.8 ± 29.8	16.4 ± 33.9[d]	27.7 ± 22.7[b]	35.8 ± 22.5[b]	35.6 ± 25.4[b]	36.3 ± 24.1[b]	31.7 ± 28.5[b]
SF-36 physical (n = 21)	5.0 ± 9.0[d]	9.4 ± 8.2[b]	9.3 ± 6.3[b]	12.8 ± 8.1[b]	11.8 ± 9.3[b]	13.6 ± 7.1[b]	11.3 ± 7.0[b]
SF-36 mental (n = 21)	-0.2 ±8.6	1.2 ± 8.9	2.6 ± 8.6	1.0 ± 9.4	1.8 ± 10.6	0.0 ± 8.2	2.2 ± 10.0
Active ROM (n = 29), deg	1.6 ± 8.6	3.6 ± 8.8[d]	5.0 ± 8.6[c]	5.7 ± 9.5[c]	8.2 ± 9.0[b]	8.6 ± 8.0[b]	10.7 ± 9.6[b]
Loss to follow-up,[e] n	2	0	0	2-3	4-6	6-7	7

[a]

Data are reported as B mean ± SD unless otherwise indicated. ADL, Activities of Daily Living; IKDC, International Knee Documentation Committee; KOOS, Knee injury and Osteoarthritis Outcome Score; QoL, Quality of Life; ROM, range of motion; SF-36, Short Form-36, VAS, visual analog scale.

[b]	Statistically significant difference base line: P< .001.
[c]	Statistically significant difference from baseline: P < .01.
[d]	Statistically significant difference from baseline: P< .05
[e]	Loss to follow-up values (n) are variable because of patients omitting 1 patient-reported outcome at the visit indicated.

The results from these two prior studies, as further set forth in the 2017 publication in the American Journal of Sports Medicine indicate that NeoCart may be a safe and effective treatment for articular cartilage lesions through five years. Furthermore, the demonstrated rapid maturation of cartilage as evidenced by the MRI data from the Phase 1 and Phase 2 clinical trials is consistent with biomechanical data generated and presented by Histogenics and Cornell University that showed that in vitro cartilage constructs, or tissue implants, produced using a process that is designed to mimic that of NeoCart exhibited mechanical properties prior to implantation that were similar to that of native cartilage. The biomechanical data were initially presented at Orthopedic Research Society 2016 annual meeting and there were related publications in the Journal of Orthopaedic Research in March 2017 and the Journal of Biomechanics in October 2017. Taken together, these results suggest that the maturation of tissue-engineered cartilage implants, such as NeoCart, leads to improved mechanical properties prior to implantation and may result in a more rapid recovery and return to function for patients suffering from cartilage defects.

We consider the performance and analytical data observed thus far to be a direct result of NeoCart’s distinct attributes that combine to form a sophisticated and unique biologic implant with evidence of cartilage growth prior to treatment and the ability to function like normal cartilage at the time of treatment. Further, we believe the data reflects that, after treatment, NeoCart continues to mature and integrate with the native cartilage as it is exposed to the natural environment of the joint. We believe these attributes and the clinical data we have accumulated to date differentiate NeoCart from other treatment alternatives, including microfracture.

Phase 3 Clinical Trial

We are pursuing FDA approval via a BLA pathway with a clinical trial designed to show superiority against the current standard of care, microfracture. Our NeoCart Phase 3 clinical trial is being performed under an SPA with the FDA and was initiated as a confirmatory study based on the promising safety and efficacy findings from our Phase 2 clinical trial. The Phase 3 clinical trial design, based on our Phase 2 clinical trial, is a prospective, controlled, multi-center trial of 249 adults between the ages of 18 and 59 years who have symptomatic focal full-thickness chondral knee defects randomized between NeoCart and microfracture on a two-to-one basis. Randomization is done at arthroscopy, at which time final patient eligibility is determined.

As agreed to with the FDA under our SPA, the primary endpoint for approval is superiority at one year in the proportion of responders in the NeoCart patient group compared to the proportion of responders in the microfracture patient group in a dual-threshold responder analysis. We believe that both the one-year primary endpoint and the dual threshold responder analysis are unique to the NeoCart Phase 3 clinical trial. Specifically, the one-year endpoint may be a result of our ability to make cartilage tissue ex vivo which has the potential to result in a more rapid recovery. We believe the dual threshold responder analysis represents a high hurdle endpoint that requires patients to have clinically meaningful responses on both pain and function scales—results that may be difficult for other procedures to achieve. The dual-threshold responder analysis utilizes the KOOS pain subscale and IKDC Subjective assessments. Both the KOOS pain and the IKDC Subjective assessments are validated, patient-centered and self-administered outcome instruments intended to assess patient-relevant outcomes. The KOOS separately assesses and scores five dimensions of outcomes from the patient’s perspective: pain, symptoms, activities of daily living, sport and recreation function and knee-related quality of life. Similarly, the IKDC Subjective assesses and scores three dimensions of outcomes from the patient’s perspective: symptoms, function during activities of daily living and sports.

The scores are tabulated and transformed to a 100-point scale, where 100 represents the best outcome for either pain or function and zero represents the worst outcome. A one-year superiority endpoint was deemed appropriate for our Phase 3 clinical trial under our SPA based on the magnitude of difference between the responder rates at one year for patients receiving NeoCart and patients receiving microfracture surgery in our Phase 2 clinical trial. We believe that, should our Phase 3 clinical trial show a comparable magnitude of difference in responder rates between NeoCart and microfracture, NeoCart’s ability to function like cartilage at the time of treatment and integrate with the surrounding native tissue (attributes of NeoCart we believe are responsible for our Phase 2 clinical trial results) will be a principal reason for the one-year Phase 3 clinical trial outcome and the presumed resultant durability. However, there is no guarantee that our Phase 3 clinical trial results will demonstrate the same results as our Phase 2 or Phase 1 clinical trials and NeoCart may not be approved for sale in the United States by the FDA after the FDA reviews the results of the Phase 3 clinical trial.

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

Phase 3 Status

We completed enrollment in the Phase 3 clinical trial of NeoCart in the second quarter of 2017 and anticipate reporting top-line data from this trial in the third quarter of 2018, with the potential submission of a BLA to the FDA in the third quarter of 2018, subject to positive data from the Phase 3 clinical trial.  Consistent with the 2:1 randomization element of the protocol, there were a total of 249 patients enrolled including 169 who received NeoCart and 80 who received microfracture.  There were a total of 36 sites at the end of the trial, including 32 sites in the U.S. and four sites in Canada.  Importantly, the overall demographics of the Phase 3 clinical trial are similar to those in the Phase 2 clinical trial with selected information summarized in the table below.

Demographic	Metric
Sex
Male	64%
Female	36%
Mean age	39 years
BMI	27 kg/m2
Lesion Size	2 cm2

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

Pipeline, NeoCart Indication and Geographic Expansion

We intend to build a robust development pipeline by leveraging our RCT platform and intellectual property portfolio to develop NeoCart for additional indications, evaluate NeoCart in pediatric patients and to generate new product candidates. Although our initial focus for NeoCart is for the treatment of knee cartilage damage, we plan to explore the treatment of cartilage defects in other joints, such as the ankle, hip and shoulder. Furthermore, we believe our platform can be utilized to address more extensive cartilage damage associated with significant bone loss and generalized arthritis as well.  We intend to begin the development work required to gain approval for NeoCart to treat pediatric patients as well as other joints after we receive approval to use NeoCart to treat knee cartilage defects, subject to positive Phase 3 data and receipt of such approval from the FDA. We believe that our manufacturing capabilities, specifically our control of the raw materials and ability to produce scaffolds in different sizes and thicknesses will play an important role in our ability to expand our pipeline.

Our acellular biomaterials and scaffolds are capable of hosting cells of any type, which allows us the flexibility to tailor their use for other regenerative medicine opportunities beyond cartilage repair, including ligament, tendon and meniscus repair. In addition to the potential use of our growth factor variants to optimize our manufacturing process, our proprietary growth factor variants may be of use in therapeutic applications such as fracture healing, osteoporosis, generalized OA, orphan diseases involving genetically-based bone growth disruption and wound healing.

In addition, we believe we can augment our internal capabilities by collaborating with other organizations to bring in complementary technologies to enhance products we may develop in the future using our platform or to gain access to new classes of product candidates. For example, in September 2014, we entered into our Exclusive Channel Collaboration (the ECC) with Intrexon that governs a “channel collaboration” arrangement. Pursuant to the ECC we are working with Intrexon to utilize their synthetic biology technology platform for the development and commercialization of allogeneic, genetically modified, chondrocyte cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans. Together with Intrexon, we reached a number of important objectives in the collaboration. After evaluating a number of different cell sources, we decided to focus our development efforts on the use of iPSC source materials to make a next-generation NeoCart. In 2016, we generated positive proof-of-concept data for IPSC derived NeoCart implants and are working with Intrexon to define the most appropriate development and regulatory plans to move this program forward. We believe an allogeneic therapy may offer advantages to both the patient and Histogenics including the elimination of the need for a biopsy and the ability to significantly streamline and thereby reduce the costs of manufacturing.

We also have collaborations with Cornell and BWH.  Our collaboration with Cornell is focused on tissue engineering and optimization including the development of three-dimensional tissue printing capabilities as well as the biomechanical testing and analysis of cartilage tissue.  Our collaboration with Cornell has generated data that has resulted in numerous publications and will be used in our potential submission of a BLA for NeoCart with the FDA, subject to positive data from the Phase 3 clinical trial.  In addition, we believe that the data may also support our commercialization activities for NeoCart, if approved.  Our collaboration with BWH is focused on the development of new tissue types and research on novel approaches to tissue development.  We believe that both collaborations play an important role in our ability to leverage our technology platform to develop new and improved products, and to streamline our manufacturing processes.  Based on the results of these collaborations we intend to explore additional relationships with other leading universities and institutions with a goal of expanding our pipeline.

We are also leveraging our work in the U.S. to expand the commercial opportunity for NeoCart.  For example, in December 2017 we entered into a license agreement with MEDINET for the development and commercialization of NeoCart in Japan for the replacement or repair of damaged, worn or defective cartilage.  Pursuant to the terms agreement, Histogenics received a non-refundable, up-front payment of $10.0 million and is eligible to receive up to an additional $76.9 million in milestones plus a transfer price for clinical and commercial supply and royalties.  In return for such consideration, MEDINET gained exclusive commercialization rights to NeoCart in Japan.  This collaboration was based on the successful outcome of discussions we held with the Japan Pharmaceuticals and

Medical Devices Agency (PMDA) regarding the development of NeoCart for the Japanese market as well as market research we conducted in Japan.  In our informal and formal meetings with the PMDA, we reached agreement on the development program and the required regulatory submission package for potential approval, including the design and size of the Phase 3 clinical trial in Japan and the ability to supplement the data from this trial with clinical and pre-clinical data from our U.S. clinical trials.

In parallel to the discussions with the PMDA, we also conducted market research in Japan in the first half of 2017 with 80 leading surgeons regarding the Japanese market for cartilage damage or defects.  The Japanese cartilage repair market is estimated to be the second largest market in the world after the U.S. and it is estimated by MEDINET that there may be at least 10,000 NeoCart treatments per year out of a total potential incidence / prevalence of 200,000 potential patients.  If left untreated, cartilage defects may result in OA and ultimately, total knee replacements.  Market forecasts predict that the number of OA patients in Japan aged 40 and older amounts to more than 25 million and is expected to accelerate as the population ages.  The Japanese market is growing due to the aforementioned demographic trend as well as a greater general acceptance of regenerative medicine products relative to other parts of the world.  Specific findings of our market research are summarized below:

•	Approximately 60% of patients with knee cartilage defects are either not treated, or treated solely for temporary pain relief;
•	Approximately 60% to 70% of patients with knee cartilage defects that are left untreated will likely progress to OA in the knee;
•	Cartilage defects are believed to have caused OA in 15% to 20% of patients suffering from knee OA;
•	More than 85% of orthopedic surgeons are not satisfied with the current options to treat knee cartilage defects; and
•	Approximately 80% of orthopedic surgeons consider early improvement in pain and function to be important and more than half of the surgeons feel they would prescribe NeoCart based on published data.

Finally, the market dynamics in Japan have been positively impacted by the Japanese Regenerative Medicine Law that was passed in 2014 to potentially expedite the clinical development and commercialization pathways for innovative regenerative cell-based medicines that have demonstrated safety and probable efficacy.  To date, two new products have received full and conditional approval since the law went into effect with favorable reimbursement profiles.  We plan to use the same strategy to seek collaborations in other markets outside the U.S. with our initial focus on other territories in Asia, such as South Korea and China.

U.S. Commercialization

If NeoCart is approved by the FDA, we plan to build our own commercial organization in the United States to support the launch and commercialization of NeoCart. The organization will be designed for scalability to support other potential future products as well. For NeoCart, we initially plan to launch with a small sales force that will focus initially on orthopedic surgeons and sports medicine physicians who perform large numbers of microfracture procedures, such as the physicians in the NeoCart Phase 3 clinical trial. Over time we intend to expand our reach to target the estimated 4,000 to 5,000 orthopedic surgeons in the United States who treat cartilage injuries. Based on our market research with our clinicians, and other sports medicine surgeons, we estimate that the average orthopedic surgeon sees between 10 and 20 patients per month with a cartilage defect but is only treating approximately 30% of those patients.  We believe that the choice to forgo treatment is likely due to several factors, one of which is the perceived lack of good alternatives that provide rapid pain relief and return to function as well as long term durability.  Specifically, according to U.S. market research that we conducted in 2017 with sports medicine surgeons not participating in our NeoCart trials (n=80 physicians):

•

60% to 80% of patients with symptomatic knee cartilage defects are not treated at all, with a large gap between diagnosed incidence and actual treatment.  Of those patients that receive treatment, most receive debridement or microfracture;

•	Only 25% of physicians are satisfied with current treatments with 75% either dissatisfied or open to new treatment alternatives;

•	The most important factors for surgeons in choosing a course of treatment for patients with cartilage defects are: longevity/clinical outcomes, rapid patient recovery, and a quick/easy procedure; and
•	Almost 90% of surgeons would be extremely likely or likely to use NeoCart, if approved, based on our target product profile which includes our published data.

Based on our market research and the number of physicians and we believe we can build scalable and efficient medical affairs and sales and marketing functions.  Our medical affairs function will focus on the initial education of physicians as to the potential benefits of NeoCart with a focus on the clinical data including the one-year primary endpoint and long-term outcomes, the established mechanism of action, well controlled manufacturing and release process and supporting biomechanical and characterization data.  Our planned sales and marketing function will likely include a core commercial team to be comprised of experienced sales and marketing professionals including sales representatives with relevant industry experience in the areas of orthopedic surgery, sports medicine, pain management, and biologics sales.  We intend to support their efforts with a customer service organization that is intended to facilitate the use of NeoCart by the physician through efficient reimbursement and logistics support We may also selectively evaluate commercialization strategies, including partnering, for NeoCart outside of the United States due to the cost and complexity of building an international infrastructure and, in some regions the challenging economic and reimbursement environments.

Manufacturing

We operate our own cGMP manufacturing facility in Waltham, Massachusetts for the end-to-end production of NeoCart.  We believe that we currently have adequate capacity in our Waltham, Massachusetts facility to both supply our partner MEDINET with NeoCart implants to support the Phase 3 clinical trial in Japan and to meet initial commercial demand if we are successful in receiving regulatory approval for NeoCart in the U.S. in 2019.  Subject to positive Phase 3 data, we intend to begin to secure and build out additional manufacturing capacity to support expected NeoCart demand in the U.S. in future years, if NeoCart is approved by the FDA.  We are currently evaluating strategies to supply the Japanese market upon Japanese regulatory approval, if any, but believe may be able to support the initial commercialization from our U.S. facilities.

Our manufacturing strategy is to own and operate fully integrated cGMP manufacturing operations for the commercial production of NeoCart in the event NeoCart receives FDA approval. We have historically manufactured the NeoCart implants for our clinical trials and are working to complete the transition of the production of the NeoCart components, or critical raw materials, to our facility in Lexington, Massachusetts in order to gain full control over quality, process, supply and costs. As part of our planned BLA, we intend to demonstrate the comparability of NeoCart implants made with the new raw materials to the prior implants that we produced with the critical raw materials from third-parties and are in the process of conducting the work necessary to support comparability. Please see the sections below entitled “NeoCart Technology and Materials Transfer” for additional information. Please see “Risk Factors—Risks Related to Our Business and Commercialization of Our Product Candidates—Failure to obtain, or any delay in obtaining, FDA approval regarding the comparability of critical NeoCart raw materials following our technology transfer and manufacturing location transition may have an adverse effect on our business, operating results and prospects” for additional information on the risks associated with our intellectual property strategy and portfolio.

We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we may seek to establish them as a secondary source of additional collagen for use in our manufacture of NeoCart in the U.S. We may seek to collaborate with Collagen Solutions for potential future European manufacturing capabilities for future clinical trials of NeoCart and commercialization, if approved. We may also enter into agreements with other contract manufacturers for future supplies of NeoCart or the NeoCart critical raw materials to meet any potential commercial demand.

NeoCart Manufacturing Process

Our manufacturing process for NeoCart is systematic and organized with specific steps that are tightly controlled. The first step includes receiving a biopsy from the patient’s own cartilage from which cartilage cells can be isolated and expanded in number using segregated cell culture technology at our cGMP manufacturing facility in Waltham,

Massachusetts. Once we have achieved an adequate number of cartilage cells, these cartilage cells are placed into a sterile collagen solution provided to us in vials after sterile filtration by a third-party contract manufacturer, and then applied to the three-dimensional collagen scaffold. The scaffold was historically provided to us by a third-party supplier but we intend to use internally produced scaffolds in the commercial manufacturing process, subject to demonstrating comparability to the FDA and approval of the BLA for NeoCart. The scaffold is an important part of the manufacturing process as it provides an environment for the NeoCart implant to grow and develop into cartilage tissue. NeoCart is manufactured and matures under controlled conditions in our TEP system which exposes the product to pressure cycles designed to simulate the pressure cycles that cartilage is exposed to in the knee. After development and growth in the TEP system, each NeoCart is placed into a solution that allows further maturation prior to implantation. Once the implant is mature and has met the appropriate manufacturing and quality control specifications, which include certain biomarkers of native, articular, hyaline cartilage, it is shipped by a third-party to the clinical site for insertion in the patient. This typically occurs within three to five days after the completion of the manufacturing process. The manufacturing cycle time, from receipt of biopsy to delivery of the product, is approximately six to eight weeks. The range in cycle time is dependent upon the variability in the growth rates of the cells obtained from individual patients.

The quality control laboratory, located within our main Waltham, Massachusetts facility, handles cGMP release testing for the raw materials, CT3 components and adhesive, the collagen scaffold and final NeoCart. Further, our quality control group handles all in-process and finished product environmental monitoring related to the manufacturing process. Testing is performed pursuant to validated test methods using qualified equipment.

NeoCart Technology and Materials Transfer

Manufacturing of raw materials and components used in the NeoCart supply chain is undergoing a technology transfer from outsourced contract manufacturers, which we used for clinical manufacturing, to our manufacturing facility in Lexington, Massachusetts, which we will use for commercial manufacturing in the event NeoCart is approved by the FDA. This technology transfer will extend to the base collagen, the collagen honeycomb scaffold and certain of the three components of the CT3 bioadhesive—methylated collagen, curing solution and activated PEG. Sterile filtration and aseptic filling of our sterile collagen solution used in NeoCart production will continue to be performed by a third-party contract manufacturer until after commercialization. We do not anticipate any material changes to raw materials, components, formulations or properties, nor do we anticipate material changes to the NeoCart manufacturing process or finished product specifications as a result of the transfer.

Because we are transitioning production of certain critical raw material and components to our own manufacturing facility for future commercial production, we will be required to demonstrate to the FDA that the raw collagen material and the components manufactured in our facility are comparable to those that were used previously in clinical studies. In December 2014, we obtained FDA feedback and general agreement with our plans via a formal FDA-Sponsor Type C meeting, where we presented technology transfer and comparability plans that included our product test methods, and manufacturing process summaries. Based on internal review, guidance from FDA and a response from the FDA to our type C meeting received in January 2015, we believe our current strategy to generate and provide comparability data to the FDA for review should be sufficient.

In 2016, we reached agreement with the FDA on the data package for internally produced collagen, and in the second quarter of 2016 we incorporated internally produced collagen into the ongoing, NeoCart Phase 3 clinical trial. After the base collagen material, we focused on the remaining critical raw materials including the collagen scaffold and the adhesive, both of which have collagen as a component. We reached agreement with the FDA on the qualification and comparability plan for the NeoCart collagen scaffold in the third quarter of 2016 and are working to complete the transition and qualification of both the scaffold and certain components of the proprietary adhesive for inclusion in the BLA, subject to positive data from the NeoCart Phase 3 clinical trial. We believe we will be able to complete the transition without any additional clinical studies. However, as part of our BLA for NeoCart, we will be required to obtain FDA approval of the comparability of the critical NeoCart raw materials manufactured in-house.

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

Our intellectual property portfolio is currently composed of 34 issued patents and 11 patent applications in the United States that we own, and 15 issued patents and one patent application in the United States that we license from academic institutions and business entities. We also have approximately 100 counterpart patent and patent applications owned or licensed in certain foreign jurisdictions. This portfolio of owned and in-licensed patents and patent applications covers aspects of: our implants, including NeoCart and our protein implants; our tissue engineering processor; our adhesives; our growth factors, methods of delivery of therapeutic agents and promoters for increased expression of protein; our method for treatment of ligament and tendon injuries; surgical tools for placing our implants; and our bone composites. The patents that cover the listed technologies have statutory expiration dates between 2019 and 2031.

We have entered into license agreements with various academic institutions and business entities to obtain the rights to use certain patents and patent applications for the development and commercialization of our technology and products. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary position.

We license from Purpose Co., Ltd. (f/k/a Takagi Sangyo Co. Ltd. and f/k/a Takagi Industrial Co., Ltd.) (Purpose) an exclusive right to 39 issued patents and 6 pending patent applications worldwide relating to an exogenous tissue processor. Through this agreement, we have a sublicense to three issued U.S. patents and eight issued foreign patents owned by The Brigham and Women’s Hospital, Inc. and Purpose that relate to methods of cultivating a cell or tissue of a living body to be cultivated inside a culture chamber and apparatuses for cultivating a cell or tissue. We also have an exclusive license to two issued U.S. patents and one pending U.S. patent application for restoration of articular cartilage matrix from the Board of Trustees of The Leland Stanford Junior University. The patents that have issued or may yet issue that have been licensed to us under these agreements will have statutory expiration dates between 2020 and 2031.

We have an exclusive license to a portfolio consisting of two families of issued patents and pending patent applications owned by Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH. This exclusivity is for CT3 for use in combination with intellectual property for the repair of articular cartilage, ligament, meniscus or tendon damage. The patents relate to methods of preparing biocompatible gels, biocompatible gel-forming compositions, methods of treating tissues by administering biocompatible gel-forming compositions, composition for forming a matrix useful as a high strength medical sealant, biocompatible polymer device for use in treating tissues, systems for forming a high strength medical sealant, methods for providing a high strength medical sealant on a surface, methods for applying a sealing layer to a native tissue surface, methods for effecting surgical adhesion, and methods for providing a sealant coating on the surface of a synthetic implant. Any patents within this portfolio that have issued or may yet issue will have a statutory expiration dates between 2019 and 2022.

We have an exclusive license to one patent family relating to growth factors and high level expression of heterologous proteins owned by Yeda Research and Development Co., Ltd. Any patents within this portfolio that have issued or may yet issue will have statutory expiration dates between 2021 and 2023.

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

Material Technology License Agreements

MEDINET Co., Ltd.

In December 2017, we entered into a License and Commercialization Agreement (the MEDINET Agreement) with MEDINET with regards to the commercialization of NeoCart in Japan. Pursuant to the terms of the MEDINET Agreement, we are eligible to receive up to an aggregate of approximately $86.9 million in milestone payments plus royalties, consisting of (i) a non-refundable upfront payment of $10.0 million which we received in January 2018, (ii) potential regulatory and development milestone payments of up to an aggregate of $10.5 million, (iii) overall sales-dependent milestones of up to an aggregate of $66.4 million and (iv) tiered royalties on net sales of NeoCart in Japan. In return for such consideration, we granted to MEDINET exclusive commercialization rights to NeoCart in Japan for the replacement or repair of damaged, worn or defective cartilage in humans and non-human animals.

The MEDINET Agreement will remain in effect until the later of (i) expiration of the last-to-expire valid and enforceable patent covering NeoCart in Japan and (ii) ten years from the first commercial sale of NeoCart in Japan. MEDINET has an option to extend the term for five years upon written notice to us prior to the end of the initial term. MEDINET has the right to terminate the MEDINET Agreement for any or no reason at any time, and we may terminate the MEDINET Agreement in the event MEDINET or one of its affiliates or sublicensees challenges a patent covering NeoCart in Japan. Additionally, either party may terminate the MEDINET Agreement for an uncured material breach by the other party or upon certain insolvency or bankruptcy proceedings involving the other party. We and MEDINET have agreed to indemnify each other for third-party claims arising out of either our or our affiliates’ willful misconduct or negligence, breaches of representations, warranties, covenants, obligations or agreements contained in the MEDINET Agreement, or MEDINET’s exploitation of NeoCart in its respective territory, subject to specified exclusions.

We and MEDINET have agreed to enter into supply, quality and pharmacovigilance agreements (the MEDINET Supply Agreements), pursuant to which MEDINET will purchase its requirements of NeoCart and the related biopsy kit from us. Pursuant to the terms of the MEDINET Agreement, the MEDINET Supply Agreements will contain provisions addressing several topics, including those set forth in the MEDINET Agreement.

Purpose Co., Ltd.

In May 2016, we amended our license agreement (the Amendment) with Purpose whereby we acquired the development and commercialization rights to NeoCart in Japan. Under the Amendment, we assumed sole responsibility for the development and commercialization of all or any portion our products in Japan. In addition, the amended agreement provides us with an exclusive, perpetual (with respect to patent rights, for the full term of each patent licensed) and sublicensable license, under Purpose’s patent rights and technology relating to their tissue processor, in Japan, to make, use, sell, import and otherwise exploit products or services covered by claims of such Purpose patents or Purpose’s technology, in connection with articular cartilage, ligaments, tendons and meniscus. The Amendment also terminates the license that Purpose held under the original license agreement to develop and commercialize Histogenics’ patents and technology in Japan.

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

The other terms of the agreement with Purpose remain in effect including our ability outside of Japan to (1) make, use and sell products or services covered by claims of Purpose’s patents and (2) use and create derivative works of Purpose’s technology for the design, development, manufacture, testing, support and commercialization of any product or service that incorporates or builds upon Purpose’s technology, in each case, only in connection with articular cartilage, ligaments, tendons and meniscus. Purpose retained the right to sell its single unit exogenous tissue processer machines to research institutes for general but noncommercial use anywhere in the world.

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

Pursuant to our sublicense from Purpose, we are obligated to pay royalties and milestone payments and sublicense payments due on the BWH-Purpose license agreement. We have paid minimum royalty amounts of $200,000 and sublicense payments of $175,000 through December 31, 2017. Purpose agreed to pay BWH a royalty rate in the low single digits of our net sales of licensed products, subject to a minimum of $20,000 annually, until the license agreement terminates or until royalty payments no longer have to be made. Purpose is obligated to make one additional sublicense payment of $25,000 and milestone payments to BWH of (1) $75,000 upon the first patient treated in Phase 3 clinical trials for each licensed product or licensed process and (2) $75,000 upon final FDA approval for each licensed product or licensed process.

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

Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH

In May 2005, we entered into a worldwide license agreement with Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (collectively, Angiotech) for the right, under Angiotech’s licensed patents and patent applications and technical information, to make, use and sell any product that includes both our intellectual property and CT3 for the repair of articular cartilage, ligament, meniscus or tendon damage, including related osteochrondal defects. The license excludes any product in which one nonliving ingredient is included in CT3 for the primary purpose of producing a physiological, metabolic or biological effect in mammals. The license grant was made exclusive under the fifth amendment to the license agreement that came into effect in August 2010. We have obligations to supply CT3 to Angiotech under certain terms and conditions, and Angiotech is entitled to use any data and results obtained from any clinical studies conducted by us with respect to CT3.

We paid $1.0 million to Angiotech to make the license grant under the agreement exclusive. In addition, we paid four annual patent fees of $50,000 each as of December 31, 2017. We are also obligated to pay an additional fee of $3.0 million within 30 days after we receive regulatory approval from the FDA for a licensed product. As further consideration for the license, we also agreed to pay royalties at percentage rates of single digits of net sales of NeoCart and certain other products. We were able to reduce royalties from percentage rates of net sales in the double digits to this rate after making revenue share reduction payments that totaled $2.0 million.

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

We paid Stanford $30,000 upon execution of the agreement and, as of December 31, 2017, $444,000 as reimbursement for patent-related costs incurred by Stanford. We are required to pay Stanford a yearly royalty fee of $10,000, which is creditable against earned royalty payments due on net sales of that year. We have paid $150,000 in yearly royalty fees through December 31, 2017. Stanford is also entitled to a low single digit percentage rate of our net sales in royalties. We paid Stanford milestone payments of $35,000 upon issuance of the first licensed patent and $50,000 upon initiation of Phase 1 clinical trials of the licensed product in the first field that requires separate regulatory authority clinical approval. We have paid Stanford a milestone payment of $50,000 upon initiation of Phase 1 clinical trials of the licensed product in other fields that requires separate regulatory authority clinical approval, and are obligated to pay an additional milestone payment of $300,000 upon FDA marketing approval of the first licensed product.

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

Contemporaneously with entering into the ECC, we issued a 6% convertible promissory note in the principal amount of $10.0 million as partial consideration for the execution and delivery of the ECC with Intrexon, which was converted into 918,206 shares of our common stock in connection with our initial public offering.

The ECC provides for the establishment of committees comprised of equal numbers of representatives from Intrexon and our company that will govern activities in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.

Pursuant to the ECC, we are responsible for the research and development costs incurred by Intrexon associated with the development of product candidates developed under our collaboration, the effect of which may increase the level of our overall research and development expenses. Subject to certain exceptions, we will be responsible for, among other things, funding the further anticipated development of cell lines toward the goal of commercialization, conducting preclinical and clinical development of candidate product(s), as well as for other aspects of manufacturing and the commercialization of the product(s). Among other things, Intrexon will be responsible for technology discovery efforts and cell line development. We will reimburse Intrexon for 50% of the costs it incurs under the ECC pursuant to a jointly agreed upon work plan prior to the acceptance by the FDA or equivalent regulatory agency in an applicable jurisdiction of an Investigational New Drug Application (IND) or equivalent regulatory filing for a collaboration product, and the remaining 50% of such costs after such filing acceptance by the FDA or equivalent regulatory authority. As of December 31, 2017, we have paid Intrexon $3.0 million in research and development expenses and have an additional $3.0 million payable.

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

Competition

The cell therapy and regenerative medicine sector is characterized by innovative science, rapidly advancing technologies and a strong emphasis on proprietary products. While we believe that our technology, development experience, scientific knowledge and intellectual property portfolio provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, biotechnology and regenerative medicine companies, academic institutions, governmental agencies and public and private research institutions.

The competitive landscape in the field of articular cartilage repair in the U.S. is emerging and has stimulated a substantial amount of interest from companies developing tissue repair solutions. Companies have employed a variety of approaches to meet the goals of cartilage repair. The approaches, which represent the scientific evolution of the field, can be generally categorized in five ways: (1) non-cell-based, such as Arthrosurface’s HemiCAP and Anika’s Hyalofast; (2) uncultured cell-based (with or without scaffold), such as Zimmer’s DeNovo NT, Arthrex’s BioCartilage and Osiris’ Cartiform, distributed exclusively with Arthrex; (3) cultured cell-based (without scaffold), such as ISTO’s RevaFlex; (4) cultured cell- and scaffold-based, such as Vericel’s MACI and the Aesculap division of B. Braun Medical’s NovoCart 3D; and (5) cultured cell- and scaffold-based incorporating tissue engineering, such as NeoCart.

For knee cartilage repair and regeneration, the market is large and growing, driven by more knee injuries in an increasingly active population. Worldwide, many additional products are commercially available, but the majority of these products were historically only available in the EEA. Carticel and MACI are currently the only two biologic products approved by the FDA, with MACI having been approved in December 2016. Carticel was approved by the FDA in 1997 and had a restrictive label that limits its use to salvage cases. However, we believe that MACI currently does not have similar label restrictions but is targeted to patients with larger lesions which represent only a fraction of the overall market for knee cartilage repair. NovoCart 3D and Hyalofast are in U.S. clinical development and based on our internal analysis of publicly available information, we believe may be approved in 2023 and 2022, respectively. However, their early clinical data have not been published in highly regarded peer-reviewed journals and the results of their clinical development program in the U.S. are unknown. Although minimally-modified cells such as DeNovo NT, which launched in the United States in 2007, and acellular cartilage matrix products such as Cartiform and Arthrex’s BioCartilage are available in the United States, their path to market did not require a rigorous regulatory path and their clinical data to date has been sparse and commercial uptake limited. Product-less procedures such as debridement and microfracture continue to dominate the U.S. market.  We believe that NeoCart’s potential to offer rapid onset pain relief and return to function combined with long-term durable outcomes will be important factors in our ability to achieve commercial success, subject to positive data from our Phase 3 clinical trial of NeoCart and approval from the FDA.  Specifically, we believe that the one-year primary endpoint will become the new standard in the marketplace.

In Japan, a historical cultured cell-based product, known as JACC is sold by Japan Tissue Engineering Co., Ltd (J-TEC).  This product has some of the same limitations of first-generation autologous chondrocyte implantation products in the U.S. including limited efficacy, lengthy surgery and extended patient rehabilitation.  Several cultured cell and cultured cell and scaffold combinations are in various stages of clinical development in Japan, with the earliest potential new competitive entries in 2023.  None of these products or therapies are believed to have the robust clinical data and one-year primary endpoint that NeoCart may have in its claims, if approved by PMDA in Japan.

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

In 1997, the FDA began requiring a BLA for autologous cellular products and approved the already-marketed Carticel contingent on further clinical trials. In 2000, Carticel’s indication narrowed to second-line therapy for patients with inadequate response to prior treatment. As of December 2011, the FDA requires evidence of clinical efficacy against approved and validated endpoints and standard of care control arm as outlined in their final guidance on the subject of cartilage repair.

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

Marketing Approval

The process required by the FDA before biological products may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory and animal tests according to good laboratory practices, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
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

Prior to commencing the first clinical trial, the clinical trial sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an initial IND. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial and places the clinical trial on a clinical hold. In such case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. Further, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. An IRB is charged with protecting the welfare and rights of study subjects and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA or IRB may impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA or IRB authorization and then only under terms authorized by the FDA and IRB. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or that, once begun, issues will not arise that will result in the suspension or termination of such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND and to the IRB.

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

Under the Prescription Drug User Fee Act (PDUFA), each BLA must be accompanied by a significant user fee and after approval, an approved biologic will also be subject to a program fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, the user fee for an application requiring clinical data, such as a BLA, will be $2.4 million for 2018. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. After the BLA is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMPs to assure and preserve the product’s identity, safety, strength, quality, potency, and purity, and biological product standards. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. For a human cellular or tissue product, the FDA also will not approve the product if the manufacturer is not in compliance with the GTP. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP. To assure GMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort. If the FDA determines the manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will require the facility to take corrective action and provide documentation evidencing the implementation of such corrective action. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the BLA and request additional testing or data. Additionally, notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a biological product outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the BLA. The need for a REMS is determined as part of the review of the BLA. Based on statutory standards, elements of a REMS may include “dear doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases restrictions on distribution. These elements are negotiated as part of the BLA approval, and in some cases may delay the approval date. Once adopted, REMS are subject to periodic assessment and modification.

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

Employees

As of December 31, 2017, we employed 45 full-time employees, including five in research and development, seven in clinical development and regulatory, 26 in manufacturing and quality control and assurance, and seven in executive, general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements.

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

We are a clinical-stage company focused on the development of restorative cell therapies (RCTs). We use the term RCT to refer to a new class of products we are developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. We were formed in 2000 and have a limited operating history. Since inception we have devoted substantially all of our resources to the development of our cell therapy technology platform, the clinical and preclinical advancement of our product candidates, the creation, licensing and protection of related intellectual property rights and the provision of general and administrative support for these operations. We have not yet obtained regulatory approval for any product candidates in any jurisdiction or generated any significant revenues from product sales. If NeoCart or any of our future product candidates fails in clinical trials or preclinical development, or does not gain regulatory approval, or if our product candidates following regulatory approval, if any, do not achieve market acceptance, we may never become profitable or sustain profitability.

We commenced our first clinical trial in 2005, and we have a limited operating history developing clinical-stage RCTs upon which you can evaluate our business and prospects. In addition, besides our current ongoing NeoCart Phase 3 clinical trial, we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, such as cell therapy. For example, to execute our current business plan we will need to successfully:

•	execute our research and development strategies, including successfully completing our Phase 3 clinical trial of NeoCart and any future development programs for NeoCart or other future products;
•

complete the transition of the NeoCart raw material manufacturing processes to our in-house facilities and satisfy the United States Food and Drug Administration (the FDA) as to the comparability of such raw materials to those manufactured by third parties to support a Biologics License Application (BLA) for NeoCart;

•	secure additional funding as may be needed, including, without limitation, to complete our NeoCart Phase 3 clinical trial, and file a BLA with the FDA;
•	obtain required regulatory approvals for the manufacturing and commercialization of NeoCart;
•	obtain adequate reimbursement from third-party payors for NeoCart or any other product that may be commercialized, if approved;
•	manage our spending as costs and expenses increase due to BLA preparation, potential regulatory approvals, manufacturing and potential commercialization;
•	continue to build and maintain a strong intellectual property portfolio;
•	recruit and retain qualified executive management and other personnel;

•	build and maintain appropriate research and development, clinical, sales, manufacturing, financial reporting, distribution and marketing capabilities on our own or through third parties;
•	expand potential indications of NeoCart and our RCT technology platform;
•	gain broad market acceptance for our product candidates; and
•	develop and maintain successful strategic relationships.

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

We are in the process of completing a technology transfer to transition the manufacturing of certain raw materials and components in the NeoCart supply chain from outsourced contract manufacturers to in-house manufacturing facilities. This technology transfer currently extends to our source collagen and collagen honeycomb scaffold, and may extend to certain of the three components of the CT3 bioadhesive - methylated collagen, curing component and activated polyethylene glycol.

We have also entered into a supply agreement with Collagen Solutions (UK) Limited (Collagen Solutions) pursuant to which we may request the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collagen Solutions in the near future. However, we may need additional supplies of collagen or other critical raw materials above those we anticipate being able to produce in-house after commercialization, if ever.

Although we do not anticipate changes to the raw materials, formulations or properties, nor do we anticipate changes to the NeoCart manufacturing process or finished product specifications as a result of the transfer, we are required to demonstrate to the FDA that the raw materials manufactured in our facility, and which may be manufactured under our direction in third-party facilities (including, without limitation, facilities operated by Collagen Solutions or other third-party manufacturers) are comparable to the raw materials that were manufactured in the previous contract manufacturers’ facilities. Demonstrating comparability requires evidence that the product is consistent with that produced for the clinical trial to assure that the technology transfer does not affect safety, identity, purity or efficacy during the expansion from pilot scale to full scale production. For example, in April 2016, the FDA approved our submission which provided equivalence data for the collagen manufactured at our Lexington, Massachusetts facility which would indicate that the collagen manufactured at such facility will require no further additional data or actual patient equivalence studies. However, there can be no assurance we will not be required to provide additional data to the FDA to support the approval of the NeoCart BLA.  Similarly, in August 2016, the FDA notified us that it approved our collagen scaffold equivalence strategy using biomechanical data, once available, which we previously submitted in May 2016.

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

Additionally, our manufacturing sites, or those of third-party sites under our direction, may not receive FDA approval to operate at all, resulting in delays while we implement improvements necessary to receive approval which would lead to delays in the initiation of commercial production. In addition, we could encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel, leading to additional delays. Specifically, after the approval of NeoCart, if any, by the FDA we will only have one manufacturing suite in operation.  In the event we encounter problems with that suite, we could be prohibited from supplying NeoCart to support commercialization activities or any future clinical trials.  Failure to rapidly address and correct any such problems could have an adverse effect on our business, operating results and prospects.

We are heavily dependent on the success of our lead product candidate NeoCart, which is still under development in a Phase 3 clinical trial. If we are unable to obtain FDA approval for NeoCart, commercialize NeoCart in the future, or experience significant delays due to manufacturing or otherwise in doing so, our business will be materially harmed.

We have invested a significant portion of our time and financial resources in the development of NeoCart, our product candidate in clinical development. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development, FDA approval, if at all, and commercialization of NeoCart. We may not complete our registration filings in our anticipated time frame. Even after we complete our BLA, the FDA may not accept our submission, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval for NeoCart. In addition, the clinical data we have generated to date is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products.

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

•	complete the data analysis for the NeoCart Phase 3 clinical trial and the BLA for NeoCart;
•	produce, through a validated process, NeoCart in quantities sufficiently large to permit successful commercialization;
•	receive marketing approvals from the FDA and similar foreign regulatory authorities;
•	obtain adequate reimbursement from third-party payors for NeoCart, if approved;
•	build a commercial infrastructure and launch commercial sales of NeoCart, including the training of physicians in the use of NeoCart;
•	maintain adequate capital resources to fund operations through commercialization; and
•	secure acceptance of NeoCart in the medical community and with third-party payors.

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $26.4 million in 2017 and $16.2 million in 2016. As of December 31, 2017 we had an accumulated deficit of $208.2 million. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and potentially develop future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our expanding operations in connection with the commercialization of NeoCart, if approved. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. Given our current development plans, we anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the fourth quarter of 2018. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with the development and commercialization of cell therapies, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in completing the technology transfer and manufacturing location transition of our NeoCart raw material manufacturing process or completing our clinical trials or the development and commercialization of NeoCart or our future product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to generate revenue and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

The global economic volatility and market instability has made the business climate more volatile and more costly. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, or on acceptable terms, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of manufacturing, sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

The amount and timing of our funding requirements will depend on many factors, including:

•	the timing of and costs involved in obtaining NeoCart regulatory approvals, including the submission of the BLA for NeoCart;
•	the scope, progress, expansion, costs and results of our clinical trials;
•	the scope, timing and costs of manufacturing NeoCart implants;
•

the timing of and costs associated with obtaining FDA approval of the comparability of the NeoCart and NeoCart raw materials manufactured in our facilities, or in third-party facilities at our direction, with the raw materials that were manufactured by third-parties for the use in our NeoCart clinical trials;

•	market acceptance of NeoCart following the receipt of regulatory approval, if any;
•	our ability to obtain adequate reimbursement from third-party payors for NeoCart or any other product that may be commercialized, if approved;
•	the resources we devote to marketing and commercializing NeoCart, if approved;
•	the scope, progress, expansion and costs of the commercial manufacturing of NeoCart;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities associated therewith; and
•

our need to implement additional internal systems and infrastructure, including financial and reporting systems, and quality and pharmacovigilance systems related to our status as a public company and the potential commercialization of NeoCart, if approved.

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations into the fourth quarter of 2018. Our expectations are based on management’s current assumptions, regulatory submission timelines and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs or other unanticipated increases in spending related to circumstances outside of our control, including, without limitation, costs associated with litigation or other legal proceedings, hiring of additional consultants and personnel or procurement of additional raw materials. Our existing cash and cash equivalents will not be sufficient to obtain regulatory approval. Accordingly, we continue to require substantial additional capital. In order to fund our future capital needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources.

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

The clinical development, manufacturing, quality assurance, labeling, storage, record-keeping, advertising, promotion, pharmacovigilance, import, export, marketing and distribution of NeoCart and our future product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change and the FDA has substantial discretion in the approval process for cell therapies, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

With respect to foreign markets, approval procedures vary among countries and, in addition to the risks described above, can involve additional product testing, administrative review periods, and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals or biologics may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new cell therapy products based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our future development partners from commercializing our product candidates.

If NeoCart or any future product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, third-party payors and the medical community, the revenue that it generates and the success of our operations may be limited.

Even if NeoCart or our future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, third-party payors and the medical community. Coverage and timely reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the clinical indications and label claims for which our product candidate is approved;
•	acceptance by physicians, major operators of hospitals and clinics and patients of our product candidate as a safe and effective treatment;
•	the number of alternative treatments on the market and the potential and perceived advantages of our product candidates over such alternative treatments;
•	the safety of product candidates seen in a broader patient group, including their use outside the approved indications;
•	the cost of treatment in relation to alternative treatments;
•	the availability of timely adequate reimbursement and pricing by third parties and government authorities;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse events;
•	the effectiveness of our sales and marketing efforts; and
•	unfavorable publicity relating to the product candidate or cell or tissue therapies, in general.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, third-party payors and patients, we may not generate sufficient revenue from that product candidate and may not become or remain profitable. Ethical, social and legal concerns about cell or tissue therapies could result in additional regulations restricting or prohibiting the use of our product candidates.

Additionally, if any of our competitors’ products are approved and are unable to gain market acceptance for any reason, there could be a market perception that products like NeoCart are not able to adequately meet an unmet medical need. If we are unable to demonstrate to physicians, hospitals, third-party payors and patients that our products are better alternatives, we may not be able to gain market acceptance for our products at the levels we anticipate and our business may be materially harmed as a result.

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

•

We and our third-party contract manufacturers must comply with the current Good Manufacturing Practices (cGMP) regulations and guidelines promulgated by the FDA. We and our third-party contract manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and third-party our contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, packaging, storage or shipping of our products as a result of a failure of our facilities or operations, or the facilities or operations of third parties, to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our products.  These potential failures may lead to significant delays in the availability of products for our clinical studies or the termination or hold on a clinical study, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant noncompliance could also result in the imposition of sanctions, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation. If we are not able to maintain regulatory compliance, we may not be permitted to market our products or may be subject to product recalls, seizures, injunctions, or criminal prosecution.

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

In order to manufacture NeoCart, we operate our own cGMP manufacturing facility in Waltham, Massachusetts for production of NeoCart. In 2015, we completed the buildout of a facility for our cGMP manufacturing in Lexington, Massachusetts which we plan to further qualify to produce key NeoCart raw materials, including certain of the CT3 components, source collagen and collagen scaffold. While we own the manufacturing process, unforeseen issues or outside influences could impact potential supply. For example:

•

Our facility in Waltham may not meet FDA cGMP standards during the pre-approval inspection necessary for BLA approval, delaying BLA approval and resulting in added cost to mitigate issues identified during inspection.

•

Our Lexington, Massachusetts facility for production of key raw materials may not receive FDA approval to operate, resulting in delays while we implement improvements necessary to receive approval, leading to delays in the initiation of commercial production of NeoCart. We met with the FDA in December 2014 to obtain preliminary feedback and general acceptance of our raw material transition strategy. In April 2016, the FDA approved our production of collagen and the use of collagen in the NeoCart Phase 3 clinical trial and in August 2016, the FDA also approved our collagen scaffold equivalence strategy. Additionally, we have entered into a supply agreement with Collagen Solutions pursuant to which we may request the manufacture of additional collagen used in our manufacture of NeoCart. Any raw materials manufactured or handled at facilities operated by Collagen Solutions or other third-party manufacturers will similarly need to be approved by the FDA for comparability, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. We are not currently using any collagen produced by Collagen Solutions. However, we may need additional supplies of collagen above those we anticipate being able to produce in-house after commercialization, if ever.

•

The raw material to be produced at our facilities may not be comparable to the raw materials sourced from external vendors for earlier clinical trial work, including the ongoing NeoCart Phase 3 clinical trial, according to our current projected timelines, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. Such delays may impact the timing of our BLA for NeoCart and FDA approval, if granted at all.

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

•	The FDA may not approve implementation of a multi-unit or improved NeoCart reactor or approval may be delayed, which could result in capacity limitation and higher unit costs.

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

Even if we successfully develop and obtain regulatory approval for NeoCart and our future product candidates, the market may not understand or accept them. NeoCart and our future product candidates represent novel treatments and are expected to compete with a number of surgical options and more conventional products and therapies manufactured and marketed by others, including major pharmaceutical and biotechnology companies. The degree of market acceptance of any of our developed and potential product candidates will depend on a number of factors, including:

•	the clinical safety and effectiveness of NeoCart and our future product candidates and their perceived advantage over alternative treatment methods, if any;
•	the design of the trial protocol for our NeoCart Phase 3 clinical trial and the data generated in the trial;
•	adverse events involving NeoCart and our future product candidates or the products or product candidates of others;
•	the performance and price of competitive products in the market; and
•	the cost of manufacturing our products, the selling price of our products, and the reimbursement policies of government and private third-party payors.

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

We currently produce materials for clinical trials, including production of NeoCart, at our existing manufacturing facilities in Waltham, Massachusetts, which we have designed and operated to be compliant with FDA and other regulatory authorities’, cGMP and the current Good Tissue Practice as and if applicable, requirements. While we believe these facilities provide us with sufficient capacity to meet our expected clinical demand and our initial commercial launch demand, it is possible that the demand for products could exceed our existing manufacturing capacity. It will become necessary or desirable for us to expand our manufacturing capabilities for our cell therapy technology platform in the future, which may require us to invest significant amounts of capital and to obtain regulatory approvals. We may not be able to fund future expansions of additional clean rooms and associated equipment and validations to support NeoCart production, or the FDA or other regulatory authorities may require additional data that may delay our ability to supply anticipated market needs. If we are unable to meet rising demand for products on a timely basis or unable to maintain cGMP compliance standards, then it is likely that our clients and potential clients will elect to pursue alternative treatment options, which could materially and adversely affect the level of our revenues and our prospects for growth.

Our expected initial capacity to manufacture NeoCart implants at launch, if approved, is limited by both space and equipment. For example, the current tissue engineering processor (TEP) in our Waltham facility is resource dependent due to its single-unit capacity. We are developing plans to innovate and automate our manufacturing equipment and processes with a goal of providing adequate and timely capacity to meet expected demand after the initial launch. The FDA may not, however, approve of the equipment modifications and automation plans or approval may be delayed which could result in capacity limitation or high unit costs depending upon the length of the delay.

Components of cell therapies approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. In addition, the manufacturing process for cell therapies may be required to be modified from time to time in response to FDA or other regulatory authorities’ requests. Manufacture of cell- or tissue-based therapies is complex and subjects companies to significant regulatory burdens that may change over time. We may encounter difficulties in the production of our product candidates due to our limited manufacturing experience or due to the fact that we will only have one manufacturing suite in operation through the initial phase of commercialization, if any.

Insurance coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Market acceptance and sales of NeoCart and our future product candidates will depend significantly on the availability of adequate timely insurance coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medical treatments they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product candidate is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product candidate from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our product candidates to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that timely coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that the reimbursement process and reimbursement amounts will not reduce the demand for, or the price of, NeoCart or our future product candidates. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our product candidates profitably, or at all, even if approved. In the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to health care systems that could affect our ability to sell our product candidates profitably. This has resulted in lower rates of reimbursement. There have been numerous other federal and state initiatives designed to reduce payment for products.

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

Our ability to enroll patients in any future clinical trials is affected by a number of factors including:

•	the size and nature of the patient population;
•	the design of and adherence to the trial protocol for our clinical trials;
•	the eligibility and exclusion criteria for the trial in question;
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

We believe that our ability to successfully compete will depend on, among other things:

•	the results of our and our collaborative partners’ preclinical studies and clinical trials;
•	the relative prices and perceived value of competitive products as compared to NeoCart;
•	our ability to recruit and enroll patients for our clinical trials;
•	the relative efficacy, safety, ease of use, reliability and durability of our product candidates;
•	the speed at which we and our competitors develop our respective product candidates;
•	our ability to design and successfully execute appropriate clinical trials;
•	our ability to commercialize and market any of our product candidates that receive regulatory approval;
•	our ability to manufacture raw materials and NeoCart implants for use in any future clinical trials or commercial supply, if approved;
•	our ability to manufacture and sell commercial quantities of any approved products to the market;
•	our ability to protect and develop intellectual property rights related to our products;
•	the timing and scope of regulatory approvals, if any;
•	our ability to maintain a good relationship with regulatory authorities;
•	market perception and acceptance of cell or tissue therapies;

•	acceptance of our product candidates by physicians, patients and institutions;
•	the cost to manufacture and price of our products; and
•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare.

If our competitors market products that are more effective, safer or less expensive than our future products or that reach the market sooner than our future products, we may not achieve commercial success. In addition, poor market reception to MACI, another product offered to treat knee cartilage defects could negatively impact a future launch of NeoCart following FDA approval, if at all. Any inability to compete effectively will adversely impact our business and financial prospects.

Our current and potential future commercialization, license or collaboration agreements for NeoCart or any other product candidate may place some or all aspects of the development and commercialization of NeoCart or other product candidates in countries other than the United States outside our control, and may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

We have entered into and may in the future enter into additional license or collaboration agreements with third parties for the development or commercialization of NeoCart or future product candidates. In December 2017, we entered into a License and Commercialization Agreement (the MEDINET Agreement) with MEDINET with regards to the commercialization of NeoCart in Japan.  Our likely collaborators for any commercialization, distribution, marketing, licensing or other collaboration arrangements in jurisdictions outside the United States include pharmaceutical and biotechnology companies such as MEDINET. Because such collaborators are independent third parties, they may be subject to different risks than we are and may have significant discretion in, and different criteria for, determining the efforts and resources they will apply related to their agreements with us. We may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates are subject to numerous risks, which may include the following:

•

Collaborators have significant discretion in determining the efforts and resources that they will apply to any such collaborations. For instance, the MEDINET Agreement, provides that they are responsible for conducting the Japanese Phase 3 clinical trial of NeoCart, and for regulatory and commercialization activities in Japan.

•

Collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical study results, changes in their strategic focus, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities.

•

Collaborators may assume responsibility for conduct of clinical trials for product candidates in certain geographies and may fail to conduct such trials, may conduct them improperly, or may generate data inconsistent with the data from our clinical trials.

•

Collaborators may assume responsibility for seeking or maintaining regulatory approvals, pricing, government reimbursement approval and public and private formulary placements. Failure to effectively obtain such approvals and clearances will substantially impact the commercial potential for the product candidate. For example, following completion of the Phase 3 clinical trial of NeoCart in Japan, MEDINET will be responsible for Japanese regulatory activities, including submitting the application for Japanese Marketing Authorization to the PMDA to obtain initial marketing approval.

•

Collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study, abandon a product candidate, repeat or conduct new clinical studies or require a new formulation of a product candidate for clinical testing.

•

Collaborators may be required to conduct duplicate analytical testing of a product candidate or approved product upon importation to a specific jurisdiction. If, for example, MEDINET conducts limited release testing of NeoCart for sale in Japan, data generated could be inconsistent with the testing conducted by us or other third parties upon initial release, which would require investigation and resolution and could impact our ability to continue distribution of released material.

•	Collaborators could acquire or independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates.
•

A collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution. For example, MEDINET is responsible for all sales, marketing and related activities for NeoCart in Japan and if it fails to adequately resource these functions, the product is unlikely to reach expected revenue targets for Japan.

•

The actions of a collaborator may create liability for us as the global manufacturer of a product candidate, either directly or through indemnification obligations defined in license, collaboration or other agreements.

•

Collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability.

•	Collaborators may publish or otherwise publicly present or disclose information regarding our product candidates, including laboratory data or the results of preclinical or clinical research.
•

Disputes may arise between us and a collaborator that causes the delay or termination of the research, development or commercialization of our product candidates or that results in costly litigation or arbitration that diverts management attention and resources.

•	Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
•

Collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

Before we can initiate clinical trials in the United States for our product candidates, we need to submit the results of preclinical testing to the FDA as part of an IND, along with other information including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol. We may rely in part on preclinical, clinical and quality data generated by contract research organization and other third parties for regulatory submissions for our product candidates. If these third parties do not make timely regulatory submissions for our product candidates, it will delay our plans for our clinical trials. If those third parties do not make this data available to us, we will likely have to develop all necessary preclinical and clinical data on our own, which will lead to significant delays and increase development costs of the product candidate. In addition, the FDA may require us to conduct additional preclinical testing for any product candidate before it allows us to initiate clinical testing under any IND, which may lead to additional delays and increase the costs of our preclinical development. Despite the presence of an active IND for a product candidate, clinical trials can be delayed for a variety of reasons including delays in:

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

We do not carry insurance for all categories of risk that our business may encounter and we may not be able to receive or maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

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

The technologies on which our channel partnering agreement with Intrexon is based are currently in the preclinical stage of development. The intellectual property of Intrexon underlying the ECC may be subject to infringement or other challenges, similar to those we face, as set forth elsewhere in these risk factors.

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

To the extent the intellectual property protection of any of the assets owned or licensed, or needed to be owned or licensed by Intrexon utilized under our ECC with Intrexon are successfully challenged or encounter problems, including, without limitation, restrictions on freedom to operate, with the United States Patent and Trademark Office or other comparable agencies throughout the world, the future development or commercialization, if any, of these potential products could be delayed or prevented. Any challenge to the intellectual property protection of intellectual property owned or licensed by Intrexon of a potential development asset arising from our ECC with Intrexon could harm our business have an adverse effect on our financial condition and results of operations.

We may incur additional expenses in connection with our exclusive channel collaboration arrangement with Intrexon.

Pursuant to our ECC with Intrexon, we are responsible for future research and development expenses of product candidates developed under each such collaboration, the effect of which may increase the level of our overall research and development expenses going forward. We have incurred $0 and $3.0 million for the years ended December 31, 2017 and 2016, respectively, in connection with research and development activities conducted under our collaboration with Intrexon. In addition, because development activities are determined pursuant to a joint steering committee comprised of representatives of Intrexon and us, future development costs associated this program may be difficult to anticipate and may exceed our expectations. Our actual cash requirements may vary materially from our current expectations for a number of other factors that may include, but are not limited to, unanticipated technical challenges, changes in the focus and direction of our development activities or adjustments necessitated by changes in the competitive landscape in which we operate. If we are unable to continue to financially support such collaborations due to our own working capital constraints, we may be forced to delay our activities.

Significant developments arising from the current political climate in the United States and U.K. could have a material adverse effect on us.

The current presidential administration has expressed antipathy towards existing trade agreements such as the North American Free Trade Agreement, greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. Changes in United States social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

Additionally, on June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union. On February 1, 2017, the United Kingdom parliament voted to allow the United Kingdom to exit the European Union by passing a bill that gives the prime minister of the United Kingdom the authority to invoke Article 50 of the Lisbon Treaty. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. There are many ways in which our business could be affected, only some of which we can identify.

The referendum, and the likely withdrawal of the United Kingdom from the European Union, it triggers, has caused and, along with events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and debt markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom, especially if the United Kingdom withdraws from the European Union. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the European Union, may adversely affect our operating results and growth prospects as well as the manner in which we conduct our business operations in Europe.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, biologics and devices to be reviewed and/or approved by necessary government agencies and the healthcare and drug industries’ ability to deliver new products to the market in a timely manner, which would adversely affect our tenants’ operating results and business. Interruptions to the function of the FDA and other government agencies could adversely affect the demand for office/laboratory space and significantly impact our operating results and our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had furlough critical FDA employees. If a prolonged government shutdown occurs, it could delay the acceptance, review and any approval of the NeoCart BLA.

Legislative or regulatory healthcare reforms in the United States and abroad may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute our products after approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of NeoCart or any future product candidates. Recent presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

We currently rely on third parties in order to perform certain aspects of our business, including to support certain aspects of our clinical trials and to supply certain raw materials and the NeoCart tissue engineering processor. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third parties to monitor and manage data for our ongoing clinical programs. For example, we rely on these parties for the collection and reporting of our primary and secondary endpoint data, execution of our clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our nonclinical studies in accordance with good laboratory practices. We and our third-party service providers are required to comply with good clinical practices, which are regulations and guidelines enforced by the FDA, as well as comparable foreign regulations and guidelines, for all of our product candidates in clinical development. Regulatory authorities enforce these good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party service providers or clinical trial sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with good clinical practices requirements. In addition, our clinical trials must be conducted with product produced under applicable good manufacturing practices requirements. Failure to comply with these regulations may require us to repeat nonclinical and clinical trials, which would delay the regulatory approval process.

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

We are also dependent on third-party suppliers, most of which are sole source suppliers of certain raw materials used in the manufacture of NeoCart, and of the components used to manufacture our TEP. If these third-party suppliers do not supply sufficient quantities to us on a timely basis and in accordance with applicable specifications and other regulatory requirements, there could be a significant interruption of our ability to supply, which would adversely affect clinical development or commercial production of the product candidate. Furthermore, if any of these third parties cannot successfully supply TEPs that we require for our production that conforms to our specifications and with regulatory requirements, we will not be able to meet demand, for our product candidates.

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

We have also entered into a supply agreement with Collagen Solutions pursuant to which we may oversee the manufacture of additional collagen used in our manufacture of NeoCart. We currently do not anticipate using any collagen produced by Collagen Solutions during our Phase 3 clinical trial or to support our commercialization activities in the U.S.  However, we may need additional supplies of collagen above those we anticipate being able to produce in-house upon commercialization, if ever.

We may not be successful in establishing and maintaining development or other strategic partnerships, which could adversely affect our ability to develop and commercialize product candidates.

As part of our strategy, we intend to enter into development or other strategic partnerships in the future, including collaborations with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish a development or commercialization partnership or other alternative arrangements for any of our other existing or future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. Even if we are successful in our efforts to establish development partnerships, the terms that we agree upon may not be favorable to us and we may not be able to maintain such development partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product candidate are disappointing. Any delay in entering into development partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness if they reach the market.

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

As we continue to advance NeoCart towards potential commercialization, increase the number of ongoing product development programs and advance our future product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities and, in some cases, collaborate and contract with third parties to provide these capabilities for us. Our management, personnel and information and quality systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•	successfully attract and recruit new employees or consultants with the requisite expertise and experience;
•	manage our preclinical and clinical programs effectively;
•	develop a marketing and sales infrastructure if we receive regulatory approval for any product candidate;
•

continue to improve our operational, financial and management controls, reporting systems and procedures, including those related to being a public company that is potentially manufacturing and selling commercial products; and

•

construct, validate and effectively operate new and expanded manufacturing facilities, along with the required logistical, quality systems, information systems and distribution capabilities that may be required upon approval.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel, particularly in the greater Boston area. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and related rules, our management will be required to report upon the effectiveness of our internal control over financial reporting when we are no longer a “smaller reporting company” or an “emerging growth company,” each as defined under the Exchange Act. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the

Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 for a period of no more than five years. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we need to: upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.  The timing of implementation of these changes may coincide with the potential commercialization of NeoCart, which may divert the time and resources of the management and other employees during commercialization activities in order to comply with the enhanced requirements.

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the U.S. Internal Revenue Code (the Code). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits.

We continue to examine the impact the TCJA may have on our business. We will evaluate the effect of the TCJA on our net operating losses and our projection of taxes. As a result of the passage of the TJCA, corporate tax rates in the United States will decrease in 2018, which could result in changes in the valuation of our deferred tax asset and liabilities. Any such change in valuation could have a material impact on our income tax expense and deferred tax balances.

The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners business cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Sections 382 and 383 of the Code, utilization of net operating losses and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. We have in the past experienced ownership changes that have resulted in limitations on the use of a portion of our net operating loss carryforwards. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012, 2013 and 2016. If we experience further ownership changes, our ability to utilize our net operating loss carryforwards could be further limited.

Our internal computer systems, or those of our development partners, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our development partners, third-party clinical research organizations, data management organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. We do not currently maintain a cyber insurance policy. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA or foreign regulators, failure to provide accurate information to regulatory authorities, failure to comply with manufacturing standards we have established, failure to comply with federal and state health care fraud and abuse laws and regulations in the United States and abroad, failure to report financial information or data accurately, disclose unauthorized activities to us or failure to comply with our own internal company policies. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

A significant natural disaster, such as an earthquake, fire or flood, or a significant power outage, could have a material adverse impact on our business, operating results and financial condition. If any of our manufacturing, processing or storage facilities, or any of the equipment in such facilities were to be damaged or destroyed, this would force us to delay or halt our clinical trial or commercial production processes. We currently produce materials for our clinical trials at our manufacturing facilities located in Waltham, Massachusetts, and we produce our critical raw materials for use in NeoCart production in our facilities located in Lexington, Massachusetts. If these facilities or the equipment in them are significantly damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity. In addition, natural disasters could affect our third-party service providers’ and manufacturers ability to perform services and provide materials for us on a timely basis. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or prevented. For example, if natural weather or disasters were to interrupt air travel, our NeoCart implants may not be delivered to patients before expiry resulting in a loss of product and a related financial loss as well as the potential loss of a customer. In addition, acts of terrorism could cause disruptions in our business or the business of our third-party service providers, partners, customers or the economy as a whole.

Our loan and security agreement contains operating covenants and restrictions that may restrict our business and financing activities.

We are party to a loan and security agreement with Silicon Valley Bank, which provides for a line of credit of up to $1.75 million in the aggregate to finance certain equipment purchases. As of December 31, 2017, the amount outstanding under the line of credit was $0.2 million and we intend to pay the line of credit in full by the end of 2018. Borrowings under this agreement are secured by a first priority lien over all equipment purchased using the line of credit. This agreement restricts our ability to, among other things:

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

We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, clinical data, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information or the illegal transfer of funds to unknown persons, which could result in financial, legal, business or reputational harm.

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

We have never obtained marketing approval from the FDA or any comparable foreign regulatory authority for NeoCart or any of our products in the recent past. Our ability to obtain regulatory approval of our product candidates depends on, among other things, whether our clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our future clinical trials is sufficient to support approval for any of our product candidates. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We may need to conduct more clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval, we may not be successful in commercializing approved product candidates. If any of these events occur, our business could be materially harmed and the value of our common stock would likely decline.

Our clinical development of NeoCart could be substantially delayed if the FDA requires us to conduct additional studies or trials or imposes other requirements or restrictions.

We will need to generate and provide the FDA with comparability data from our new raw material production for the critical raw materials used in our manufacturing process and intended for clinical use. The FDA may also require us to generate additional preclinical or clinical data to support the use of these new critical raw material supplies in our NeoCart Phase 3 clinical trial. Additionally, the FDA may impose other requirements on the protocol for our NeoCart Phase 3 clinical trial. These additional requirements may cause further delays in our NeoCart Phase 3 clinical trial which could require us to incur additional development costs, seek funding for these increased costs or delay or cease our clinical development activities for NeoCart. Any inability to advance NeoCart or any other product candidate through clinical development would have a material adverse effect on our business.

We expect to conduct an additional study in pediatric patients, if and when NeoCart is approved. The recently enacted Food and Drug Administration Safety and Innovation Act made permanent the Pediatric Research Equity Act, which requires a sponsor to conduct pediatric studies for most tissue regeneration products for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the Pediatric Research Equity Act, original NDAs and BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations, and it is likely that we will request such a deferral. A deferral may be granted for several reasons, including a finding that the tissue regeneration products is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Our success also depends on our ability and the ability of our current or future development or collaborative partners to develop, manufacture, market and sell our product candidates without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing product candidates, some of which may contain claims that overlap with the subject matter of our intellectual property or are directed at our product candidates, technologies or methods of manufacture. When we become aware of patents held by third parties that may implicate the manufacture, development or commercialization of our product candidates, we evaluate our need to license rights to such patents. If we need to license rights from third parties to manufacture, develop or commercialize our product candidates, there can be no assurance that we will be able to obtain a license on commercially reasonable terms or at all.

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

Third parties may infringe upon our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, found to be unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

If we or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or one of our future product candidates, technologies or methods of manufacture, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non- enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. Patent and Trademark Office even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, our common stock has traded as low as $1.39 per share, and as of March 13, 2018, the closing price per share of our common stock, as reported by The Nasdaq Capital Market, was $2.80. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

•	the delay or failure in initiating, enrolling or completing preclinical studies or clinical trials, or unsatisfactory results of these trials;
•

announcements about us or about our competitors including clinical trial results, regulatory approvals, or new product candidate introductions and the revenue and growth potential of such new products;

•	developments concerning our current or future development partners, licensors or product candidate manufacturers;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries, regulations or concerns related to cell and gene therapies, and the economy as a whole;
•	governmental regulation and legislation;
•	the recruitment or departure of members of our board of directors, management team or other key personnel;
•	changes in our operating results;
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

We expect our quarterly operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•	any variations in the level of expenses related to our development and expected manufacturing and commercialization of NeoCart;
•	derivative instruments recorded at fair value;
•	the addition or termination of any clinical trials;
•	Further development of future product candidates or post-marketing requirements for NeoCart
•	any regulatory or clinical developments affecting NeoCart;
•	the nature and terms of any stock-based compensation grants and any intellectual property infringement lawsuits in which we may become involved; and
•	market acceptance of NeoCart upon FDA approval, if at all, and expectations regarding sales of NeoCart following such approval, if at all.

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

We will need to raise additional funding in order to gain any regulatory approval of NeoCart, create additional manufacturing capacity and to commercialize NeoCart and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. Any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

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

As of March 13, 2018, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 56% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Some of pre-IPO existing security holders have demand and piggyback rights to require us to register with the SEC up to 4,479,418 shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market, subject to Rule 144 transfer restrictions applicable to affiliates. In November 2016, we registered 26,800,001 shares of common stock for resale by selling stockholders, including 10,737,275 shares of common stock underlying our outstanding Series A Convertible Preferred Stock and 13,466,667 shares of common stock underlying outstanding warrants issued in connection with our September 2016 private placement. The selling stockholders in the private placement are able to freely trade such shares of common stock, subject to Rule 144 transfer restrictions applicable to affiliates. We have registered an additional 3,471,339 shares of our common stock that we may issue under our equity plans. Once we issue these shares, they can be freely sold in the public market upon issuance, contractual lock-up agreements or Rule 144 transfer restrictions applicable to affiliates.

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

Our corporate headquarters are currently located in Waltham, Massachusetts, for which we have a lease until December 2024, renewable for one five-year term. We lease approximately 25,472 square feet of office, manufacturing and laboratory space, including 5,700 square feet of cGMP clean room space that is outfitted for NeoCart manufacturing. This facility also houses our quality staff, including quality control testing, necessary to support NeoCart manufacturing. The Waltham facility is expected to be adequate for a potential initial commercial launch of NeoCart in the second half of 2019.

Additionally, we lease approximately 16,601 square feet of laboratory and manufacturing space, along with related office space, in Lexington, Massachusetts. The term of the Lexington lease expires on October 1, 2022 and can be extended for one five-year period thereafter. This facility includes clean room space that will be utilized for production of our CT3 adhesive components, our collagen scaffold and the collagen raw material used to produce the scaffold and components of the CT3 adhesive. This facility also includes necessary space for quality operations, including necessary quality control testing.

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

Our common stock has been trading on The Nasdaq Capital Market or The Nasdaq Global Market under the symbol “HSGX” since our initial public offering in December 2014. Prior to that time, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sale prices of our common stock as reported by The Nasdaq Capital Market (or The Nasdaq Global Market where our common stock traded from the date of our initial public offering until May 2017 when we switched to The Nasdaq Capital Market).

Year ending December 31, 2016	High	Low
First Quarter:	$3.60	$1.95
Second Quarter:	2.75	1.39
Third Quarter:	4.47	1.6
Fourth Quarter:	3.56	1.58
Year ending December 31, 2017	High	Low
First Quarter:	$2.24	$1.45
Second Quarter:	1.89	1.59
Third Quarter:	2.19	1.60
Fourth Quarter:	2.37	1.72

Holders

As of March 14, 2018, there were [12] holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

Securities Authorized for Issuance under Equity Incentive Plans

Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Overview

We are a leader in the development of restorative cell therapies (RCTs).  We use the term RCT to refer to a new class of products we are developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue.  Our lead investigational product, NeoCart, is an innovative cell therapy that utilizes various aspects of our RCT technology platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is designed to rebuild a patient’s own knee cartilage to treat pain at the source, improve function and potentially prevent a patient’s progression to osteoarthritis (OA).  We have designed NeoCart to perform like articular hyaline cartilage at the time of treatment with the objective of providing patients with an accelerated recovery as compared to other alternatives, including microfracture, the current standard of care used to treat knee cartilage damage.  NeoCart is one of the most rigorously studied restorative cell therapies for orthopedic use and is currently in a 249 patient, Phase 3 clinical trial.  Patient enrollment in this trial is complete with top-line, one-year superiority data expected in the third quarter of 2018, with a potential Biologics License Application (BLA) submission expected in the third quarter of 2018.

In December 2017, we entered into a license agreement with MEDINET Co., Ltd. (MEDINET) for the development and commercialization of NeoCart in Japan for the replacement or repair of damaged, worn or defective cartilage. Pursuant to the terms of the license agreement, we received a non-refundable, up-front payment of $10.0 million and are eligible to receive up to an additional $76.9 million in milestones, plus a transfer price for clinical and commercial supply and royalties, consisting of:

•	potential regulatory and development milestone payments of up to an aggregate of $10.5 million;
•	sales-dependent milestones of up to an aggregate of $66.4 million; and
•	tiered royalties on net sales of NeoCart in Japan;

In return for such consideration, MEDINET gained exclusive commercialization rights to NeoCart in Japan.  We intend to explore additional opportunities to license the rights to NeoCart in other territories outside the United States, where advanced regenerative medicine regulatory pathways may exist and appropriate market need is identified.

NeoCart is based on our RCT technology platform, which we believe has the potential to be used for a broad range of additional therapeutic indications and combines expertise in the following areas:

•	Cell therapy and processing: the handling of tissue biopsies and the extraction, isolation and expansion of the cells;
•	Biomaterials and Scaffold: three-dimensional biomaterials structures that enable the proper delivery, distribution and organization of cells in their natural environment to support tissue formation;
•	Tissue engineering: the use of a combination of cells, engineering and biomaterials to improve or restore biological functions; and
•	Bioadhesives: natural, biocompatible materials that act as adhesives for biological tissue and allow for natural cell and tissue infiltration and integration with native cells.

We have devoted substantially all of our resources to the development of our RCT platform, the preclinical and clinical advancement of our product candidates, the creation and protection of related intellectual property and the provision of general and administrative support for these operations. We have funded our operations primarily through the private placement of preferred stock and convertible promissory notes, commercial bank debt, the proceeds from the sale of equity in our December 2014 initial public offering, a subsequent private placement of common and preferred stock in 2016, a registered direct offering of our common stock in January 2018 and our collaboration with MEDINET in December 2017.

We have never been profitable and incurred net losses in each year since inception. Our accumulated deficit was $208.2 million as of December 31, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in connection with our ongoing activities as we:

•	continue scale up and improvement of our manufacturing processes;
•	complete the transition of our manufacturing technology transfer;
•	seek regulatory approvals and reimbursement from payors for NeoCart or any other product candidates that successfully complete clinical trials;
•	prepare to commercialize NeoCart, if approved;
•	seek to gain adequate reimbursement for NeoCart from third-party payors and insurers, if approved;
•	continue our research and development efforts;
•	conduct clinical trials of our future product candidates;
•	manufacture preclinical study and clinical trial materials;
•	hire additional clinical, quality control and technical personnel to conduct any future clinical trials;
•	hire additional scientific personnel to support our product development efforts;
•	maintain, expand and protect our intellectual property portfolio;
•	implement operational, financial and management systems associated with the potential commercialization of NeoCart, if approved; and
•	hire additional general and administrative personnel to operate as a public company.

We do not expect to generate any future revenue from product sales until we successfully complete development and obtain regulatory approval for NeoCart or any other product candidates we may develop, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

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

In May 2011, we acquired ProChon, a privately held biotechnology company focused on modulating the fibroblast growth factor system to enable it to create more effective solutions for tissue regeneration. The ProChon acquisition was accounted for as a business combination and the results of operations of ProChon have been included in our consolidated statements of operations since May 2011.

In September 2016, we completed a private placement (the Private Placement) where we issued 2,596,059 shares of our common stock at a per share price of $2.25 and 24,158.8693 shares of our newly-created Series A Convertible Preferred Stock, which shares of preferred stock are convertible into approximately 10,737,275 shares of common stock. The Series A Convertible Preferred Stock became convertible into shares of our common stock following approval of the private placement by our stockholders in the fourth quarter of 2016. The net proceeds after deduction of placement agent fees and other transaction-related expenses were $27.6 million. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of our common stock at an exercise price of $2.25 per share. The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. The warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval.

The consolidated financial statements and the following information include the accounts of Histogenics, ProChon and Histogenics Securities Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue

We did not generate any revenue in 2017 or 2016 and do not expect to generate any revenue from product sales in the future until we have successfully completed the development of NeoCart and received approval from the FDA to market NeoCart or any future product candidates. However, we expect to generate collaboration revenue starting in 2018 from our license agreement with MEDINET entered into in December 2017.

Research and Development Expenses

Research and development expenses consist of development costs associated with our RCT platform and development programs. These costs are expensed as incurred and include:

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of our RCT platform and our initial therapeutic product candidate. Our current planned research and development activities include the following:

•	continuing the NeoCart Phase 3 clinical trial and preparing the BLA to the FDA, subject to positive Phase 3 data;
•	completing the manufacturing technology transfer;
•	leveraging our RCT technology platform to expand into additional therapeutic applications; and
•	expanding and protecting our intellectual property platform.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation and travel expenses for our employees in the executive, finance, sales and marketing, and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for accounting, legal services and directors, consulting expenses and expenses associated with obtaining and maintaining patents.

We anticipate that our general and administrative expenses will increase in the future to support the continued research and development and potential commercialization of NeoCart and any other product development programs as well as to maintain compliance with SEC requirements and related costs associated with being a public company.

Total Other Income (Expense), Net

Total other income (expense), net consists primarily of warrant expense for fees paid in our Private Placement; interest income earned on cash, cash equivalents and marketable securities; interest expense on our equipment loan; and changes in liabilities that are held at fair value.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation and the fair value of the warrants issued in connection with our 2016 Private Placement. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K, we believe the following accounting policies to be most critical to the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the FASB) issued a new standard related to revenue recognition, Accounting Standards Updated (ASU) No. 2014-09, Revenue from Contracts with Customers. This new accounting standard will replace most current U.S. GAAP guidance on this topic and eliminate most industry-

specific guidance. It provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  Entities may adopt the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative years’ financial statements.  Further, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to defer the effective adoption date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016.  We elected to early adopt the guidance in 2017 using the modified retrospective method.

Revenue is recognized when, or as, performance obligations are satisfied, which occurs when control of the promised products or services is transferred to customers.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent that the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method.  Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. Our revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements may contain multiple promises which may include: (i) licenses to our technology; (ii) services related to the transfer and update of know-how; and (iii) manufacturing supply services. Payments to the us under these arrangements typically include one or more of the following: non-refundable upfront license fees; milestone payments; royalties on future product sale; and fees for manufacturing supply services. None of our contracts as of December 31, 2017 contained a significant financing component.

We assess the promises to determine if they are distinct performance obligations. Once the performance obligations are determined, the transaction price is allocated based on a relative standalone selling price basis. Milestone payments and royalties are typically considered variable consideration at the outset of the contract and are recognized in the transaction price either upon occurrence or when the constraint of a probable reversal is no longer applicable.

Collaboration Revenue

While no revenue has been recognized as of December 31, 2017, we expect to generate revenue through collaboration and license agreements with strategic partners for the development and commercialization of product candidates. The collaboration and license agreements are within the scope of Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under the agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  As part of the accounting for the arrangement, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  We use key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Manufacturing Supply Services: If the promise to supply products for clinical and/or commercial development are determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from the fees allocated to the supply when or as the supply is transferred to the customer, generally upon delivery to the customer. If the promise to supply products for clinical and/or commercial development are not determined to be distinct from the other performance obligations identified in the arrangement, we utilize judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue, including amounts from non-refundable, up-front fees.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments: At the inception of each arrangement that includes developmental and regulatory milestone payments, we evaluate whether the achievement of each milestone specifically relates to our effort to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of our efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service and revenue is recognized in the period in which the milestone is achieved. If the milestone payment is not specifically related to our effort to satisfy a performance obligation or transfer a distinct good or service, we evaluate the milestone to determine whether the milestone is considered probable of being reached and estimate the amount to be included in the transaction price using either the most likely amount or the expected value method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated.  At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall allocation.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based or usage-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of:  (i) when the related sales occur; or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

TAX REFORM

On December 22, 2017, the Tax Cuts and Jobs Act (the TCJA) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 34% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The tax rate change resulted in (i) a reduction in the gross amount of our deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of its deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA. The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the analysis of the impact of the TCJA, we remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. The remeasurement of our deferred tax assets and liabilities was offset by a change in the valuation allowance.   Treasury is expected to issue guidance which clarifies provisions of TCJA.  Additionally, state taxing agencies may issue guidance in application of the Act.  The provisional amount of zero recorded as of December 31, 2017 may change as a result of additional guidance issued by one or more taxing authority.

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

Tax Positions
(in thousands)
Balance at December 31, 2015	$(687)
Reductions based on tax positions related to the period	125
Balance at December 31, 2016	(562)
Reductions based on tax positions related to the period	123
Federal rate revision	136
Balance at December 31, 2017	$(303)

The uncertain tax positions giving rise to the unrecognized tax benefits of $0.3 million at December 31, 2017 relate to the timing of certain income and deductions for federal income tax purposes. The reversal of unrecognized tax benefits would not have any impact on the effective tax rate in future periods and are not expected to create cash tax liability upon settlement due to our ability to utilize both pre-change and post-change NOLs to offset their impact.

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

Impairment of Intangible Assets

We test intangible assets for impairment at year end or whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the intangible assets is less than the carrying amount of such assets, an impairment loss would be recognized in earnings in “impairment of goodwill and intangible assets.” The intangible assets would be written down to the estimated fair value, calculated based on the present value of expected future cash flows. Our intangible assets consisted of in-process research and development (IPR&D) obtained through the acquisition of ProChon and the AT Grade license. For year ended December 31, 2016, we deemed the value of the IPR&D to be zero as we have no plans to advance the technology or use it in any future clinical development activities. The result was a write-off of $0.2 million at December 31, 2016. IPR&D is now fully impaired.

Financial Instruments Indexed to and Potentially Settled in the Our Common Stock

We evaluate all financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in our financial statements. We consider a number of generally accepted accounting principles under U.S. GAAP to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. We utilize the Probability Weighted Expected Return Method (PWERM), Option Pricing Model (OM) or other appropriate methods to determine the fair value of its derivative financial instruments such as the warrant liability. For financial instruments indexed to and potentially settled in our common stock that are determined to be classified as liabilities on the consolidated balance sheet, changes in fair value are recorded as a gain or loss in our consolidated statement of operations with the corresponding amount recorded as an adjustment to the liability on its consolidated balance sheet.

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

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012, 2013, and 2016. We have not recorded $52.9 million of NOLs that as a result of the 2016 ownership change will expire unused.

As of December 31, 2017, and 2016, we had U.S. federal NOL carryforwards of $43.9 million and $24.5 million respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2017, and 2016, we also had U.S. state NOL carryforwards of $43.6 million and $24.3 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. At December 31, 2017 and 2016, we also had $26.3 million and $26.1 million, respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.

As of December 31, 2017, we have provided a full valuation allowance for deferred tax assets.

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. This standard provides guidance on accounting for employee share-based payments. This guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have concluded that this guidance has no material impact on the presentation of our results of operations, financial position and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 2015-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years. We adopted this guidance in the fourth quarter of 2016 and made the relevant disclosures in the consolidated financial statements and related footnotes.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In the fourth quarter of 2017, we early adopted ASC 606 and this standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. We had only one revenue arrangement as of the adoption date. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Topic 606 provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for revenues, see Note 2, Revenue Recognition.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance on changes to the terms or conditions of a share based payment award that requires an entity to apply modification accounting. The guidance is effective for annual periods beginning after December 15, 2017, and for interim periods and annual periods thereafter. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and related disclosures.

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

Results of Operations

Years Ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016:

	December 31,		Change
	2017	2016	$	%
	(in thousands)
Research and development expenses	$15,566	$21,577	$(6,011)	(28)%
General and administrative expenses	9,384	8,530	854	10%
Impairment of goodwill and intangible assets	-	200	(200)	(100)%
Other (expense), net	(1,464)	14,099	(15,563)	(110)%

Revenue. We did not record any revenue for the years ended December 31, 2017 and 2016. We do not expect to generate any product sales revenue in the future until we have successfully completed the development of NeoCart and received approval from the FDA to market NeoCart or any future product candidates. However, we do expect to report revenue from our collaboration with MEDINET in 2018.

Research and Development Expenses. Research and development expenses were $15.6 million for the year ended December 31, 2017 as compared to $21.6 million for the year ended December 31, 2016. The decrease in research and development expenses of $6.0 million was primarily due to a reduction in collaboration, consulting and temporary labor expenses of $3.9 million, a reduction in clinical trial costs of $0.7 million, a reduction of salaries and benefits of $0.5 million, a reduction in patient recruitment costs of $0.5 million, and a reduction in clinical materials and repairs and maintenance of $0.4 million.

General and Administrative Expenses. General and administrative expenses were $9.4 million for the year ended December 31, 2017 as compared to $8.5 million for the year ended December 31, 2016. The increase in expense of $0.9 million was primarily due to an increase in personnel related costs of approximately $0.5 million, an increase in professional fees of $0.2 million, an increase of $0.2 million in facility-related expenses and an increase of approximately $0.1 million related to stock-based compensation expense from new option grants which was partially offset by a decrease of $0.2 million in recruiting fees.

Impairment of Intangible Assets. Impairment of intangible assets was $0 and $0.2 million for the years ended December 31, 2017 and 2016, respectively. An impairment of IPR&D was identified during our annual impairment testing for the year ended December 31, 2016. The underlying IPR&D is a secondary asset to our core product NeoCart, which receives virtually all of our development and commercialization efforts. As a result, in the fourth quarter of 2016 we deemed the value of the IPR&D to be zero as we had no plans to advance the technology or use it any future development activities and we recorded the necessary reduction of $0.2 million in the value IPR&D.  The result was a complete write-off of the asset.

Other Income (Expense), Net. Other income (expense), net was ($1.5) million for the year ended December 31, 2017 as compared to 14.1 million for the year ended December 31, 2016. The $15.6 million decrease was primarily due to the reduction of the periodic fair value adjustment of warrant liability of $19.0 million which was partially offset by costs incurred of $3.1 million in conjunction with the Private Placement in September 2016 that did not occur in 2017.

Liquidity and Capital Resources

Through December 31, 2017, we had an accumulated deficit of $208.2 million and anticipate that we will continue to incur net losses for the next several years as we complete the development of NeoCart and potentially file a BLA and subsequently prepare for the potential commercialization of NeoCart, if approved.

Through December 31, 2017, we have funded our consolidated operations primarily through the proceeds of our initial public offering, private placement of preferred stock and convertible notes and commercial bank debt. As of December 31, 2017, we had cash, cash equivalents and marketable securities of $8.0 million.

We believe our existing cash and cash equivalents combined with net proceeds received in January 2018 from the up-front license payment received in connection with our agreement with MEDINET and the net proceeds from our common stock offering in January 2018 will be sufficient to fund our projected cash needs into the fourth quarter of 2018. We will require additional capital for the further development and commercialization activities of NeoCart and any product candidates we may develop in the future.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	December 31,		Change
	2017	2016	$	%
	(in thousands)
Net cash used in operating activities	$(23,020)	$(25,736)	$2,716	(11)%
Net cash used in investing activities	(1,230)	(320)	(910)	284
Net cash used / provided by financing activities	(577)	27,049	(27,626)	(102)
Net increase (decrease) in cash and cash equivalents	$(24,827)	$993	$(25,820)	(2,600)%

Operating Capital Requirements

We anticipate that we will continue to incur losses for the next several years, and we expect the losses to increase as we continue the development of and seek regulatory approvals for NeoCart and our future product candidates and begin to commercialize any approved products. We are subject to all risks incident to the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in the future in connection with our continuing operations.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected cash needs into the fourth quarter of 2018. Until we can generate a sufficient amount of revenue from the sale or licensing of our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

Operating Activities

Cash used in operating activities decreased $2.7 million to $23.0 million for the year ended December 31, 2017 from $25.7 million for the year ended December 31, 2016. During the year ended December 31, 2017, the net cash used for operating activities of $23.0 million consisted primarily of our net loss of $26.4 million adjusted for non-cash items, including the increase in fair value of warrants of $1.5 million, $1.5 million in depreciation expense, $1.6 million in stock-based compensation expense, a $0.7 million decrease in operating assets and liabilities and a $0.5 million decrease in deferred rent and lease incentive. During the year ended December 31, 2016, the net cash used for operating activities of $25.7 million consisted primarily of our net loss of $16 million adjusted for non-cash items including: the decrease in fair value of warrants of $17.5 million, $3.1 million in warrant expense, $1.7 million in depreciation expense, a $2.0 million increase in operating assets and liabilities, $1.5 million in stock-based compensation expense, a $0.5 million decrease in deferred rent and lease incentive and $0.2 million related to the impairment of intangible assets.

Investing Activities

Cash used in investing activities increased $1.0 million to $1.2 million for the year ended December 31, 2017 from $0.3 million for the year ended December 31, 2016. The difference was primarily related to a purchase of marketable securities for $1.0 million.

Financing Activities

Cash provided by financing activities decreased $27.6 million for the year ended December 31, 2017 due to the private placement of $27.7 million in September 2016.

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on our ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than our current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase our stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of December 31, 2017 and 2016, $0.2 million and $0.8 million, respectively, of borrowings were outstanding under the line of credit and we were in compliance with all required covenants.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item regarding our directors, including the audit committee and audit committee financial experts, and executive officers corporate governance, our code of conduct and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended December 31, 2017 (2018 Proxy Statement) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and directors independence will be included in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in our 2018 Proxy Statement and is incorporated herein by reference.

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

(b)	Exhibits. The following exhibits are filed as part of this annual report on Form 10-K or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7,2014, and incorporated herein by reference)

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Histogenics Corporation (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed on September 16, 2016, and incorporated herein by reference)

4.1

Specimen stock certificate evidencing the shares of common stock (filed as Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on November 26, 2014, and incorporated herein by reference)

4.2

Second Amended and Restated Investors’ Rights Agreement dated as of December 18, 2013 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

4.3

Second Amended and Restated Stockholders’ Agreement dated as of December 18, 2013 (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

4.4

Warrant to Purchase Common Stock dated July 9, 2014 issued to Silicon Valley Bank (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

4.5

Amended and Restated Royalty Agreement dated as of October 14, 2014 (filed as Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on November 7, 2014, and incorporated herein by reference)

4.6	Registration Rights Agreement dated September 29, 2016 (filed as Exhibit 10.35 to the Company’s Current Report on Form 8-K as filed on September 29, 2016, and incorporated herein by reference)

4.7	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K as filed on September 29, 2016, and incorporated herein by reference)

4.8

Warrant to Purchase Common Stock of Histogenics Corporation issued to H.C. Wainwright & Co., LLC dated September 29, 2016 (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K as filed on September 29, 2016, and incorporated herein by reference)

Exhibit	Description

10.1

Form of Indemnity Agreement for directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.2+

2012 Equity Incentive Plan, as amended, and form of option agreement thereunder (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.3+	2013 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed on May 4, 2016, and incorporated herein by reference)

10.3A+

Amendment No. 1 to 2013 Equity Incentive Plan (filed as Exhibit 10.3A to the Company’s Registration Statement on Form S-8 (SEC File No. 333-212358), as filed on June 30, 2016, and incorporated herein by reference)

10.4+	2013 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed on May 4, 2016, and incorporated herein by reference)

10.5†

License Agreement dated as of May 12, 2005 among the Company and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.6†

Amendment to License Agreement dated as of August 31, 2007 among the Company and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.7†

Second Amendment to License Agreement dated as of January 1, 2008 among the Company and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.8†

Third Amendment to License Agreement dated as of April 15, 2008 among the Company and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.9†

Fourth Amendment to License Agreement dated as of November 1, 2008 among the Company and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.10†

Fifth Amendment to License Agreement dated as of August 6, 2010 among the Company and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.11†

Reinstatement Agreement and Sixth Amendment to License Agreement dated as of February 8, 2011 among the Company and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.12†

Seventh Amendment to License Agreement dated as of March 31, 2011 among the Company and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

Exhibit	Description

10.13†

Eighth Amendment to License Agreement dated as of June 29, 2012 among the Company and Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.14†

Paid-up License Agreement dated as of March 6, 2013 between the Company and Koken Co., Ltd. (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.15†

Agreement dated as of June 22, 2012 between the Company and Purpose Co., Ltd. f/k/a Takagi Sangyo Co. Ltd. and f/k/a Takagi Industrial Co., Ltd. (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.16†

Exclusive Agreement dated as of April 15, 2001 between the Company and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.17

First Amendment to Exclusive Agreement dated as of October 26, 2005 between the Company and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.18†

Second Amendment to Exclusive Agreement dated as of January 15, 2006 between the Company and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.19†

Amendment No. 3 to the License Agreement Effective 4/15/2001 dated as of May 1, 2009 between the Company and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.20

Amendment No. 4 to the License Agreement Effective 4/15/2001 dated as of April 29, 2010 between the Company and The Board of Trustees of The Leland Stanford Junior University (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.21

Lease Agreement dated of June 9, 2006 between the Company and Intercontinental Fund III 830 Winter Street LLC (filed as Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.22

First Amendment to Lease dated as of October 1, 2009 between the Company and Intercontinental Fund III 830 Winter Street LLC (filed as Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.23†

Collagen Technology Transfer Agreement dated as of April 15, 2014 between the Company and Advanced BioMatrix, Inc. (filed as Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.24+

Employment Agreement dated April 26, 2014 between the Company and Adam Gridley (filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.25

Lease Agreement dated as of June 2, 2014 between the Company and ARE-60 Westview, LLC (filed as Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

Exhibit	Description

10.26

Loan and Security Agreement dated as of July 9, 2014 between the Company and Silicon Valley Bank (filed as Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.27†

Exclusive Channel Collaboration Agreement dated as of September 30, 2014 between the Company and Intrexon Corporation (filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.28+

Employment Agreement by and between the Company and Jonathan Lieber, entered into as of June 17, 2015 (filed as Exhibit 10.38 to the Company’s Current Report on Form 8-K as filed on June 22, 2015, and incorporated herein by reference)

10.29+

Amended and Restated Employment Agreement by and between Histogenics Corporation and Stephen Kennedy dated October 10, 2017 (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K as filed on October 12, 2017, and incorporated herein by reference)

10.30+

Amended and Restated Compensation Program for Non-Employee Directors adopted on June 24, 2015 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K as filed on March 10, 2016, and incorporated herein by reference)

10.31†

First Amendment to License Agreement, dated May 9, 2016, between the Company and Purpose Co., Ltd., f/k/a Takagi Sangyo Co. Ltd. (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q as filed on August 11, 2016, and incorporated herein by reference)

10.32

Second Amendment to Lease dated as of April 28, 2017 between the Company and CRP/KING 830 Winter, L.L.C. (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q as filed on August 10, 2017, and incorporated herein by reference)

10.33‡*	License and Commercialization Agreement dated as of December 21, 2017 between the Company and MEDINET Co., Ltd.

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K as filed on March 27, 2015, and incorporated herein by reference)

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this document.
‡

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. The omitted portions of this exhibit have been filed with the Securities and Exchange Commission.

*	Filed herewith.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on March 15, 2018.

HISTOGENICS CORPORATION

By:	/s/ Adam Gridley
Adam Gridley, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Gridley Adam Gridley	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2018

/s/ Jonathan Lieber Jonathan Lieber	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018

/s/ Garheng Kong, M.D., Ph.D. Garheng Kong, M.D., Ph.D.	Chairman of the Board of Directors	March 15, 2018

/s/ Joshua Baltzell Joshua Baltzell	Director	March 15, 2018

/s/ David Gill David Gill	Director	March 15, 2018

/s/ John H. Johnson John H. Johnson	Director	March 15, 2018

/s/ Michael Lewis Michael Lewis	Director	March 15, 2018

/s/ Kevin Rakin Kevin Rakin	Director	March 15, 2018

Histogenics Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Histogenics Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Histogenics Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses from inception, including a net loss of $26.4 million during the year ended December 31, 2017, and as of that date, its total liabilities exceeded its total assets by $11.3 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Hartford, Connecticut

March 15, 2018

Histogenics Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,081	$31,908
Marketable securities	900	-
Prepaid expenses and other current assets	194	173
Total current assets	8,175	32,081
Property and equipment, net	2,723	3,860
Restricted cash	137	137
Total assets	$11,035	$36,078
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$776	$1,588
Accounts payable due to Intrexon Corporation	-	360
Accrued expenses	2,705	2,097
Current portion of deferred rent	35	136
Current portion of deferred lease incentive	111	407
Current portion of equipment loan	178	583
Total current liabilities	3,805	5,171
Accrued expenses due to Intrexon Corporation	3,040	3,040
Deferred rent, long-term	280	315
Deferred lease incentive, long-term	499	610
Equipment loan, long-term	-	178
Warrant liability	14,679	13,197
Total liabilities	22,303	22,511
Commitments and contingencies (Note 7)
Convertible preferred stock and stockholders’ equity (deficit):
Convertible preferred stock, $0.01 par value; 30,000 shares authorized, 4,605.6533 and 13,416.4734 shares issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 24,571,029 and 20,647,612 shares issued and outstanding at December 31, 2017 and 2016, respectively	159	159
Additional paid-in capital	196,760	195,181
Accumulated deficit	(208,187)	(181,773)
Accumulated other comprehensive income	-	-
Total stockholders’ equity (deficit)	(11,268)	13,567
Total liabilities and stockholders’ equity (deficit)	$11,035	$36,078

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Revenue	$-	$-
Operating expenses:
Research and development	15,566	21,577
General and administrative	9,384	8,530
Impairment of intangible asset	-	200
Total operating expenses	24,950	30,307
Loss from operations	(24,950)	(30,307)
Other income (expense):
Interest Income (expense), net	134	(60)
Other expense, net	(116)	(248)
Warrant expense	-	(3,100)
Change in fair value of warrant liability	(1,482)	17,507
Total other income (expense), net	(1,464)	14,099
Net loss	$(26,414)	$(16,208)
Loss attributable to common stockholders—basic	$(22,499)	$(13,863)
Loss attributable to common stockholders—diluted	$(22,499)	$(31,370)
Loss per common share—basic	$(0.99)	$(0.97)
Loss per common share—diluted	$(0.99)	$(2.18)
Weighted-average shares used to compute loss per common share—basic	22,669,819	14,256,954
Weighted-average shares used to compute loss per common share—diluted	22,669,819	14,389,192

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series A Convertible Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Restricted Stock $0.01 Par Value		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2015	-	$-	13,268,280	$132	5,190	$-	$193,631	$(165,565)	$28,198
Stock-based compensation expense	-	-	-	-	-	-	1,548	-	1,548
Exercise of common stock options	-	-	3,685	1	-	-	2	-	3
Vesting of restricted stock	-	-	3,301	-	(3,301)	-	-	-	-
Issuance of common stock related to private placement	-	-	2,596,059	26	-	-	-	-	26
Issuance of Series A convertible preferred stock	24,159	-	-	-	-	-	-	-	-
Conversion of Series A convertible preferred stock	(10,743)	-	4,774,398	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(16,208)	(16,208)
Balance at December 31, 2016	13,416	-	20,645,723	159	1,889	-	195,181	(181,773)	13,567
Stock-based compensation expense	-	-	-	-	-	-	1,573	-	1,573
Exercise of common stock options	-	-	7,497	-	-	-	6	-	6
Vesting of restricted stock	-	-	1,889	-	(1,889)	-	-	-	-
Conversion of Series A convertible preferred stock	(8,811)	-	3,915,920	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(26,414)	(26,414)
Balance at December 31, 2017	4,605	$-	24,571,029	$159	-	$-	$196,760	$(208,187)	$(11,268)

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,414)	$(16,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,534	1,673
Amortization of discount of investments	54	-
Deferred rent and lease incentive	(543)	(533)
Impairment of intangible asset	-	200
Stock-based compensation	1,573	1,548
Change in fair value of warrant	1,482	(17,507)
Warrant expense in connection with private placement	-	3,100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21)	148
Accrued expenses due to Intrexon Corporation	-	1,494
Accounts payable	(849)	(435)
Accounts payable due to Intrexon Corporation	(360)	131
Accrued expenses	524	653
Net cash used in operating activities	(23,020)	(25,736)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(276)	(320)
Proceeds from maturities of marketable securities	7,050	-
Purchases of marketable securities	(8,004)	-
Net cash used in investing activities	(1,230)	(320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, preferred stock, and warrants in connection with private placement, net of issuance costs	-	27,630
Repayments on equipment term loan	(583)	(583)
Proceeds from exercise of stock options	6	2
Net cash provided by financing activities	(577)	27,049
Net increase (decrease) in cash and cash equivalents	(24,827)	993
Cash and cash equivalents—Beginning of period	31,908	30,915
Cash and cash equivalents—End of period	$7,081	$31,908
Supplemental Disclosure of Non-Cash Items:
Fair market value of private placement warrants at issuance	$-	$30,704
Supplemental Disclosure of Cash Flow information:
Cash paid for taxes	$197	$257
Cash paid for interest	$30	$66

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company is a leader in the development of restorative cell therapies (“RCTs”).  RCTs refer to a new class of products the Company is developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. NeoCart, the Company’s lead investigational product, is an innovative cell therapy that utilizes various aspects of the Company’s RCT technology platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is designed to rebuild a patient’s own knee cartilage to treat pain at the source, improve function and potentially prevent a patient’s progression to osteoarthritis. NeoCart is one of the most rigorously studied restorative cell therapies for orthopedic use and is currently in a 249 patient, Phase 3 clinical trial in the United States (the “U.S.”) under a special protocol assessment with the U.S. Food and Drug Administration (the “FDA”).  Patient enrollment in this trial is complete with top-line, one-year superiority data expected in the third quarter of 2018, with a potential Biologics License Application (“BLA”) submission expected in the third quarter of 2018, subject to successful Phase 3 clinical trial results

On May 13, 2011, the Company completed the acquisition of ProChon Biotech Ltd. (“ProChon”), a privately-held biotechnology company focused on modulating the fibroblast growth factor system for consideration of $2.2 million to enable it to create more effective solutions for tissue regeneration. ProChon’s products combine cell regeneration technologies with proprietary growth factors and biocompatible scaffolds to restore injured or chronically damaged tissues. The acquisition led to the initial recognition of goodwill, which was subsequently written off in 2011, and intangible assets including IPR&D and a licensing agreement which were fully impaired in 2016 as discussed in Note 2.

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

Since its inception, the Company has devoted substantially all of its efforts to product development, recruiting management and technical staff, raising capital, starting up production and building infrastructure and has not yet generated product revenues from its planned principal operations. Expenses have primarily been for research and development and related administrative costs.

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

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at December 31, 2017 of $208.2 million. The

Company has financed operations to date primarily through public and private placements of equity securities, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the next several years. The Company believes that its existing cash, cash equivalents and marketable securities will only be sufficient to fund its projected cash needs into the fourth quarter of 2018. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional capital to commercialize NeoCart, if approved, and for the future development of its existing product candidates. To meet its capital needs, the Company intends to raise additional capital through debt or equity financing or other strategic transactions. However, any such financing may not be on favorable terms or available to the Company. The failure of the Company to obtain sufficient funds on commercially acceptable terms when needed will have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. The amounts reclassified impact Accounts Payable and Accounts Payable due to Intrexon Corporation (“Intrexon”) for the year ended December 31, 2016. These reclassifications have no effect on the previously reported net loss.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no assets or liabilities classified as Level 1 or Level 2 as of December 31, 2017 and 2016 other than the money market fund described in the “Cash and Cash Equivalents” section and the asset-backed securities in the “Marketable securities” section below. There were no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. Other than the warrants issued in connection with the private placement transaction which closed on September 29, 2016, the Company had no assets or liabilities classified as Level 3 as of December 31, 2017 and 2016. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the twelve months ended December 31, 2017 and 2016.

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
	(in thousands)
December 31, 2017
Assets:
Cash Equivalents
Money market funds	$5,547	$5,547	$-	$-
Marketable securities:
Asset-backed securities	900	-	900	$-
Liabilities:
Warrant liability	14,679	-	-	14,679
December 31, 2016
Assets:
Money market funds	30,318	30,318	-	-
Liabilities:
Warrant liability	13,197	-	-	13,197

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

As of December 31, 2017
(in thousands)
Beginning balance, January 1, 2017	$13,197
Change in fair value of warrant liability	1,482
Ending balance	$14,679

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

The following table summarizes the available for sale securities held at December 31, 2017:

		Unrealized	Unrealized
Description	Amortized Cost	Gains	Losses	Fair Value
		(in thousands)
Asset-backed securities	$900	$-	$-	$900
Total	$900	$-	$-	$900

The Company did not hold any available for sale securities prior to the first quarter of 2017. The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2017, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available for sale marketable securities. There were no sales of available for sale securities during the year ended December 31, 2017.

The aggregate fair value of available for sale securities held by the Company for less than twelve months as of December 31, 2017 was $0.9 million. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of December 31, 2017. The weighted average maturity of the Company’s portfolio was less than one month at December 31, 2017.

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

IPR&D is considered an indefinite-lived intangible asset and is assessed for impairment annually or more frequently if impairment indicators exist. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the fair value using the same methodology as described above. If the carrying value of the Company’s acquired IPR&D exceeds its fair value, then an impairment charge is taken and the intangible asset is written-down to its fair value. During the fourth quarter the Company deemed the value of the IPR&D to be zero for the year ended December 31, 2016 as it had no plans to advance the technology or use it in any future clinical development activities. The result was a write-off of $0.2 million for the year ended December 31, 2016. The Company performed its annual impairment test of its IPR&D as of December 31, 2016 using an income approach, including a discount rate of 13%, applied to probability-adjusted after-tax cash flows. The Company believes that the assumptions are representative of those a market participant would use in estimating the fair value of the IPR&D.

Intangible asset, net of accumulated impairment charges, are summarized as follows:

	As of December 31, 2017			As of December 31, 2016
	Cost	Accumulated Impairment	Net Book Value	Cost	Accumulated Impairment	Net Book Value
	(in thousands)			(in thousands)
IPR&D	$630	$(630)	$-	$630	$(630)	$-
	$630	$(630)	$-	$630	$(630)	$-

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

Financial Instruments Indexed to and Potentially Settled in the Company’s Common Stock

The Company evaluates all financial instruments issued in connection with its equity offerings when determining the proper accounting treatment for such instruments in the Company’s financial statements. The Company considers a number of generally accepted accounting principles under U.S. GAAP to determine such treatment and evaluates the features of the instrument to determine the appropriate accounting treatment. The Company utilizes the Probability Weighted Expected Return Method (“PWERM”), Option Pricing Model (“OM”) or other appropriate methods to determine the fair value of its derivative financial instruments, such as the warrant liability. For financial instruments indexed to and potentially settled in the Company’s common stock that are determined to be classified as liabilities on the consolidated balance sheet, changes in fair value are recorded as a gain or loss in the Company’s consolidated statement of operations with the corresponding amount recorded as an adjustment to the liability on its consolidated balance sheet.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to revenue recognition, Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new accounting standard will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. It provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  Entities may adopt the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative years’ financial statements.  Further, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to defer the effective adoption date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016.  The Company elected to early adopt the guidance in 2017 using the modified retrospective method.

Revenue is recognized when, or as, performance obligations are satisfied, which occurs when control of the promised products or services is transferred to customers.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent that the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method.  Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements may contain multiple promises which may include:  (i) licenses to the Company’s technology; (ii) services related to the transfer and update of know-how; and (iii) manufacturing supply services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront license fees; milestone payments; royalties on future product sale; and fees for manufacturing supply services. None of the Company's contracts as of December 31, 2017 contained a significant financing component.

The Company assesses the promises to determine if they are distinct performance obligations. Once the performance obligations are determined, the transaction price is allocated based on a relative standalone selling price basis. Milestone payments and royalties are typically considered variable consideration at the outset of the contract and are recognized in the transaction price either upon occurrence or when the constraint of a probable reversal is no longer applicable.

Collaboration Revenue

While no revenue has been recognized as of December 31, 2017, the Company expects to generate its revenue through collaboration and license agreements with strategic partners for the development and commercialization of product candidates. The collaboration and license agreements are within the scope of Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.  As part of the accounting for the arrangement, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  The Company uses key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Manufacturing Supply Services: If the promise to supply products for clinical and/or commercial development are determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from the fees allocated to the supply when or as the supply is transferred to the customer, generally upon delivery to the customer. If the promise to supply products for clinical and/or commercial development are not determined to be distinct from the other performance obligations identified in the arrangement, the Company utilizes judgement to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue , including amounts from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of each arrangement that includes developmental and regulatory milestone payments, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service and revenue is recognized in the period in which the milestone is achieved. If the milestone payment is not specifically related to the Company’s effort to satisfy a performance obligation or transfer a distinct good or service, the Company evaluates the milestone to determine whether the milestone is considered probable of being reached and estimates the amount to be included in the transaction price using either the most likely amount or the expected value method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall allocation.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based or usage-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of:  (i) when the related sales occur; or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

License and Collaboration Arrangements

MEDINET Co.

In December 2017 the Company entered into the License and Commercialization Agreement (the “License Agreement”) with MEDINET Co. (“MEDINET”) to grant MEDINET a license under certain patents, patent applications, know-how, and technology to develop and commercialize certain therapeutic products to replace or repair damaged, worn, or defective cartilage.

In exchange for the license, MEDINET agreed to pay the Company an upfront cash payment of $10.0 million which the Company had not received as of December 2017. As of December 31, 2017, the contract with MEDINET was wholly unperformed. MEDINET also agreed to pay the Company tiered royalties, at percentages ranging from the low single digits to low double digits, of net sales of MEDINET products governed by the License Agreement. The Company is eligible to receive up to ¥330 million ($2.9 million as of December 31, 2017) in development milestone payments, $1.0 million and ¥720 million ($7.4 million as of December 31, 2017)in regulatory payments and up to an aggregate of ¥7,100 million ($62.8 million as of December 31, 2017) for the achievement of certain commercial milestones related to the sales of MEDINET products governed by the License Agreement.

The Company assessed the promised goods and services to determine if they are distinct. Due to the unique nature of the clinical manufacturing services, there are no third-party vendors from which MEDINET can obtain such services from currently.  The Company expects to be the only vendor capable of providing the commercial manufacturing services for a period of at least one to two years, which is approximately the estimated length of the end of the clinical trial period. After this point, if the Company were to transfer to a third-party its technology and know-how related to the commercial manufacturing services that a third-party vendor would be capable of providing the commercial manufacturing services, and therefore MEDINET would be able to choose whether to utilize the Company for such services or another vendor. The Company determined that the option to obtain to commercial manufacturing services does not represent a material right, as the fees charged to MEDINET by the Company are expected to approximate the fair market value for manufacturing services. As noted, with the assistance of the Company that third-party vendors could have the capability to perform such services by this time, and the Company expects the contract value to approximate the market price. Due to MEDINET’s limitations in obtaining the clinical manufacturing services from a third-party, as well as MEDINET’s limited ability to obtain the benefits of the licensed intellectual property without the clinical manufacturing services, the licensed intellectual property and clinical manufacturing services are determined to be a combined performance obligation. Based on this assessment, the Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation.

Based on the assessment of the combined performance obligation, the Company determined that the predominant promise in the arrangement is the transfer of the license and associated knowhow expected to be occur over the length of the clinical trial. The Company determined that MEDINET will be simultaneously receiving and consuming the benefits of the Company’s performance of the clinical trial. Therefore, the revenue associated with the combined performance obligation will be recognized over time.

In determining the correct measure of progress to use when recognizing revenue over time, the Company assessed whether an input or output based measure of progress would be appropriate. The Company determined that an output based measure of progress would be appropriate to use when recognizing revenue associated with the combined performance obligation. The Company will recognize revenue based on the clinical manufacturing services completed to date. At the outset of the clinical trials to be conducted by MEDINET, the Company will have quantifiable estimates of total clinical candidates, and therefore, of total estimated performance. The Company will recognize revenue based on performance completed to date, as evidenced by the estimated number of clinical trial enrollees. The Company expects to provide the clinical manufacturing services to MEDINET over an estimated period of two years. Therefore, the estimated two-year clinical manufacturing period is the appropriate timing of revenue recognition for the combined performance obligation. Revenue will be recognized using the output method, as the clinical manufacturing services are delivered, over the estimated two-year year proportional performance service period. Upon the conclusion of the clinical manufacturing period, the Company expects other third-party vendors to have the capabilities to provide similar services. At this point, the license would effectively become a distinct performance obligation, with no remaining undelivered obligations. Therefore, the Company determined that the up-front payment associated with the licensed intellectual property should be fully recognized by the conclusion of the clinical manufacturing service period. Upon conclusion of the clinical manufacturing service period, the Company will have no remaining performance obligations, and MEDINET will be able to obtain commercial manufacturing services from other vendors.

At contract inception, the Company determined that the $10.0 million non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones represent variable consideration and were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company also determined that consideration associated with the clinical trials, which are payable by MEDINET on per-patient basis represent variable consideration, will be included in the transaction price upon occurrence, or once the associated clinical manufacturing service(s) for the patient are concluded.

The upfront transaction price of $10.0 million will be recognized over a period of approximately two-years, commencing at the start of the clinical trial which, in management’s judgement represents the Company’s best estimate of the period of performance for satisfying the performance obligation of supply of clinical trial materials and transfer of license to MEDINET. Management will reevaluate that estimate at each reporting period. Revenue is being recognized using the output method, as the clinical manufacturing services are delivered, over the estimated two year proportional performance clinical manufacturing period.

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options.  As of December 31, 2017, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.0 million. The contract with MEDINET is wholly unperformed, and the Company recognized no revenue associated with the  agreement during the years ended December 31, 2017 and 2016, respectively. The Company expects to recognize revenue on approximately 25% and 100% of the remaining performance obligations over the next 12 months and 13 to 21 months, respectively.

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

For stock option grants with performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. The Company did not issue performance-based awards in 2016 or 2017.

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

Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In the fourth quarter of 2017, the Company early adopted ASC 606 and this standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The Company had only one revenue arrangement as of the adoption date. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Topic 606 provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for revenues, see Note 2, Revenue Recognition.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance on changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting. The guidance is effective for annual periods beginning after December 15, 2017, and for interim periods and annual periods thereafter. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

3.	LOSS PER COMMON SHARE

Basic and diluted loss per common share are calculated as follows:

	For the Year Ended
	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net loss	$(26,414)	$(16,208)
Net Loss attributable to Series A Preferred Stock (a)	(3,915)	(2,345)
Numerator for basic EPS - Earnings (loss) attributable to common stockholders	$(22,499)	$(13,863)
Effect of dilutive securities:
Deduct change in fair value of warrant liability	$-	$(17,507)
Numerator for diluted EPS - Earnings (loss) attributable to common stockholders after assumed conversions	$(22,499)	$(31,370)
Denominator:
Weighted-average number of common shares used in earnings (loss) per share - basic	22,669,819	14,256,954
Effect of dilutive securities:
Nonparticipating warrants	-	132,238
Denominator for diluted EPS - adjusted weighted average shares	22,669,819	14,389,192
Earnings (loss) per share - basic	$(0.99)	$(0.97)
Earnings (loss) per share - diluted	$(0.99)	$(2.18)

(a)	The Series A Preferred Stock participates in income and losses

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	As of December 31,
	2017	2016
Unvested restricted stock and options to purchase common stock	2,158,348	1,578,905
Series A preferred stock unconverted	2,046,957	5,962,817
Warrants exercisable into common stock	13,633,070	166,403

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2017	2016
	(in thousands)
Deposits	$10	$10
Insurance	72	95
Other current assets	112	68
Prepaid expenses and other current assets	$194	$173

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2017	2016
	(in thousands)
Office equipment	$279	$266
Laboratory equipment	4,565	4,443
Leasehold improvements	7,712	7,683
Construction in progress	990	759
Software	96	96
Total property and equipment	13,642	13,247
Less: accumulated depreciation	(10,919)	(9,387)
Property and equipment, net	$2,723	$3,860

Depreciation expense related to property and equipment amounted to $1.5 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2017	2016
	(in thousands)
Accrued compensation	$1,671	$1,402
Accrued clinical expenses	199	187
Accrued other	835	508
Total accrued expenses	$2,705	$2,097

7.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and research facilities in Waltham and Lexington, Massachusetts under non-cancellable operating leases. The Lexington, Massachusetts facility lease expires in June 2023. The lease provided for one extension term of five years. The Waltham, Massachusetts facility lease was extended in April 2017 with an effective date of January 2018. Under the terms of the extension, the lease will expire in December 2024 with one additional extension term of five years. Terms of the agreements generally provide for an initial rent-free period and future rent escalation, and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses. The Company’s wholly-owned subsidiary, ProChon, leased a facility in Woburn, Massachusetts which expired in 2016 and was not renewed.

Aggregate minimum annual lease commitments of the Company under its non-cancellable operating leases as of December 31, 2017, are as follows:

For the Year Ended December 31,
(in thousands)
2018	$1,798
2019	1,845
2020	1,892
2021	1,941
2022	1,991
Thereafter	3,188
Total minimum lease payments	$12,655

Rent expense under operating lease agreements amounted to $1.0 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively.

As an inducement to enter into the Waltham facility lease extension, the lessor agreed to provide the Company with a construction allowance of up to $0.9 million towards the total cost of tenant improvements. As an inducement to enter into its Lexington facility lease, the lessor agreed to provide the Company with a construction allowance of up to $1.0 million towards the total cost of tenant improvements. The Company has recorded these costs in the consolidated balance sheet as leasehold improvements, with the corresponding liability as deferred lease incentive. These liabilities are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development.

Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of December 31, 2017, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which has been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and
•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of December 31, 2017, the Company has paid an aggregate $0.8 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of December 31, 2017, the Company has paid an aggregate $1.0 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

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

Engineering Agreement

The Company entered into an agreement with a development corporation to purchase a multi-unit bioreactor system. Pursuant to the agreement, as of December 31, 2017, the Company made total payments in an aggregate amount of $0.6 million of which $0.2 million was made in 2016 after acceptance of the final product. There are no additional payments due under this agreement.

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. In February 2017, the Company entered into an amendment with the Supplier. Pursuant to the amendment, the Company agreed to pay the Supplier approximately $0.1 million in exchange for eliminating the minimum annual order of material and/or services and any other amounts due Supplier. The payment of $0.1 million will be made over the 18 months following the date of the amendment. As of December 31, 2017, the Company has paid $30 thousand under the terms of the amendment. The remaining amount of $70 thousand is expected to be paid over the next 6 months.

8.	CAPITAL STOCK

In September 2016, the Company closed the private placement contemplated by the securities purchase agreement (the “Purchase Agreement”), dated September 15, 2016, between the Company and certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As of December 31, 2017, there were 4,605.6533 shares of Series A Preferred Stock outstanding, which remain convertible into 2,046,957 shares of the Company’s common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock at an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. Upon a fundamental transaction, the holders of the warrant may require the Company to purchase any unexercised warrants in an amount equal to the Black-Scholes value of the option. A fundamental transaction is defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval. The Company determined the warrants are classified as a liability on the consolidated balance sheet because they contain a provision whereby in a fundamental transaction (as described above), the holder can elect to receive either the amount they are entitled to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $30.7 million and approximately $0.4 million excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings in the third quarter of 2016 and is included in warrant expense within the consolidated statement of operations. In connection with the Private Placement, the Company incurred $3.1 million in warrant expense within the consolidated statements of operations.

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

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock:

	As of December 31,
	2017	2016
Vesting of restricted stock	-	1,889
Options to purchase common stock	2,158,348	1,577,016
Common stock warrants	13,633,070	13,633,070
Total	15,791,418	15,211,975

Preferred Stock-30,000 shares authorized

Series A Convertible Preferred Stock

On September 29, 2016, the Company issued 24,158.8693 shares of newly-created Series A Convertible Preferred Stock, which were convertible into approximately 10,737,275 shares of common stock at an initial conversion price of $2.25. The Series A Preferred Stock has a par value of $0.01 and each share is convertible into 444.44 shares of common stock at the option of the holder. The holders of Series A Preferred Stock have no voting rights, share in both income and losses and are only entitled to dividends as declared on an as-converted basis. The Series A Preferred Stock contains no liquidation preferences or redemption rights and shares in the distribution of the Company on an as-converted basis with the common stock. The Series A Preferred Stock shall not be converted if, after giving effect to the conversion, the holder and its affiliated persons would own beneficially more than 4.99% of our common stock (subject to adjustment up to 9.99% solely at the holder’s discretion upon 61 days’ prior notice to us or, solely as to a holder, if such limitation is waived by such holder upon execution of the private placement agreement).

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

Affiliates of an Advisor Warrant

On July 20, 2012, the Company issued a warrant to purchase its common stock to affiliates of an advisor. The warrant provides the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately upon issuance and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants as of July 20, 2012 was estimated using the OM with the following inputs: (a) risk-free interest rate of 0.22%; (b) implied volatility of the Company’s common stock of 99%; and (c) the expected term to a liquidity event of 1.7 years. On December 3, 2014, the Company completed its IPO and warrants for 5,839 shares of common stock were surrendered and common stock was issued by the Company to Purpose, Co. for the warrant shares surrendered. As of December 31, 2017 and 2016, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 are outstanding.

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

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vested and became exercisable in monthly installments over 24 months beginning September 30, 2015 and expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2016, the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares eligible for exercise under the warrant. The remaining 3,699 shares were vested and exercisable on December 31, 2017 and December 31, 2016.

10.	EQUIPMENT LOAN PAYABLE

As of December 31, 2017 and 2016, the Company had the following outstanding borrowing obligations:

	December 31,	December 31,
	2017	2016
	(in thousands)
Silicon Valley Bank Equipment Loan Payable	$178	$761
Less: current portion	(178)	(583)
Long-term debt, net	$-	$178

In July 2014, the Company entered into a loan and security agreement with Silicon Valley Bank, which provided for a line of credit to finance certain equipment purchases up to an aggregate of $1.8 million through March 31, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest, with an annual interest rate of 2.75% plus the greater of 3.25% or the prime rate in effect at the time of each draw, as published in the Wall Street Journal. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit.

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

As of December 31, 2017 and 2016, $0.2 and $0.8 million respectively, of borrowings were outstanding under the line of credit and the Company was in compliance with all required covenants.

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

2013 Equity Incentive Plan

The Company’s board of directors adopted the 2013 Plan in November 2013 which the stockholders approved in October 2014. The 2013 Plan provides for the grant of incentive stock options, non-statutory stock options, rights to purchase restricted stock, stock appreciation rights and stock units. In connection with the issuance of restricted common stock, the Company maintains a repurchase right and shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2013 Plan is ten years. In June 2016, the Company’s stockholders approved an amendment to the EIP to increase the number of shares of common stock available for issuance under the 2013 Plan by 300,000 shares and increase the number of shares of common stock automatically added to the 2013 Plan on January 1 of each year during the term of the 2013 Plan, starting with January 1, 2017 (the “EIP Amendment”). Following adoption of the EIP Amendment, the number of shares of common stock available for issuance under the 2013 Plan is subject to an automatic annual increase on the first day of the Company’s calendar year beginning in 2017 equal to the lesser of (a) 4.0% of the total number of shares of common stock outstanding on December 31 of the prior year or, (b) the number determined by the Company’s Board of Directors. Accordingly, the number of shares of common stock available for issuance under the EIP was increased by 982,841 shares effective January 1, 2017. To the extent any awards under the 2013 Plan are forfeited, terminate, expire, lapse without the issuance of shares, or if the Company repurchases shares subject to awards under the 2013 Plan, those shares will again become available for issuance under the 2013 Plan.

2013 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP”) in November 2013 which the stockholders approved in October 2014. The 2013 ESPP became effective upon the closing of the IPO on December 3, 2014. The Company’s 2013 ESPP qualifies under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the 2013 ESPP, 103,665 shares of the Company’s common stock are authorized for issuance to eligible employees. The number of shares reserved for issuance under the 2013 ESPP is automatically increased on the first business day of each of the Company’s fiscal years, commencing in 2015, by a number equal to the lowest of (a) 51,832 shares of common stock,(b) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (c) the number of shares determined by the Company’s Board of Directors. Accordingly, the number of authorized shares of the Company’s common stock authorized for issuance to eligible employees under the 2013 ESPP was increased by 51,832 shares effective January 1, 2017. The number of shares reserved under the 2013 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit). The Company’s 2013 ESPP permits each eligible employee to purchase common stock through payroll deductions. There was no activity under the Plan in 2017 and 2016.

Stock option activity under the 2012 and 2013 plans is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,577,016	$5.95	8.4	$71
Granted	910,950	1.74
Exercised	(7,497)	0.76
Cancelled	(322,121)	4.52
Outstanding at December 31, 2017	2,158,348	$4.40	8.1	$436
Vested and expected to vest at December 31, 2017	1,968,878	$4.54	8.1	$390
Exercisable at December 31, 2017	958,201	$5.78	7.4	$153

As of December 31, 2017 and 2016, the unrecognized compensation cost related to outstanding options was $1.4 million and $2.6 million, respectively, and is expected to be recognized as expense over approximately 1.70 years and 2.01 years, respectively. The intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $8 thousand and $10 thousand, respectively.

As of December 31, 2017, the weighted average grant date fair value of vested options was $3.92 and the weighted average grant date fair value of options outstanding was $2.72.

Additional information about the Company’s stock option activity is as follows:

	Year Ended December 31,
	2017	2016
Weighted-average grant date fair value per share of employee option grants within the year	$1.02	$1.26
Cash received upon exercise of options	6	3

Restricted stock awards under the 2012 and 2013 plans are summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	1,889	$0.83
Vesting of restricted stock	(1,889)
Unvested at December 31, 2017	-	$-

As of December 31, 2016, the unrecognized compensation cost related to restricted stock awards was $1 thousand which was recognized as expense during the year ended December 31, 2017.

Stock-Based Compensation Expense

The Company granted stock options to employees for the years ended December 31, 2017 and 2016. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the fair value of the award. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

For all periods from inception to date, stock-based compensation for all options granted and restricted stock awards are classified as research and development expense and general and administrative expense. Stock compensation expense amounted to approximately $1.6 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively. Included in the table below is restricted stock-based compensation expense of $1 thousand and $2 thousand, respectively, recorded in general and administrative expense during the years ended December 31, 2017 and 2016.

Stock-based compensation is as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Research and development	$411	$491
General and administrative	1,162	1,057
Total stock-based compensation expense	$1,573	$1,548

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	2.03%	1.73%
Expected volatility	62.9%	72.5%
Expected term (in years)	6.08	6.08
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Year Ended December 31,
	2017	2016
Risk-free interest rate	1.29%	1.57%
Expected volatility	62.3%	63.5%
Expected term (in years)	6.08	7.0
Expected dividend yield	0.0%	0.0%

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

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, through December 31, 2017 it determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

12.	INCOME TAXES

For the years ended December 31, 2017 and 2016, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

The components of loss before income taxes were as follows:

	As of December 31,
	2017	2016
	(in thousands)
U.S.	$(26,275)	$(15,838)
Foreign	(140)	(369)
Total	$(26,415)	$(16,207)

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	As of December 31,
	2017	2016
Federal income tax (benefit) at statutory rate	33.9%	34.0%
(Increase) decrease income tax benefit resulting from:
Permanent differences	(2.6)%	29.0%
Net Operating Loss Limitation	0.0%	(111.1)%
Federal Tax Rate change	(47.5)%	0.0%
R&D Credit Limitation	0.0%	(1.5)%
Change in valuation allowance	14.7%	48.7%
Other	1.5%	0.9%
Income tax expense (benefit)	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,540	$16,146
Depreciation and amortization	4,121	6,229
Accrued expenses	2,304	2,082
Capitalized start-up costs	7,942	10,037
R&D credits	243	75
Other	(12)	-
Deferred tax assets before valuation allowance	33,138	34,569
Valuation allowance	(33,138)	(34,569)
	-	-
Deferred tax liabilities
IPR&D	-	-
Change in accounting method	-	-
	-
Net deferred tax assets	$-	$-

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2017 and 2016, based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2017 and 2016. The valuation allowance decreased $1.0 million during the year ended December 31, 2017, due primarily to net operating losses generated, net of the impact of a federal tax rate change of $11.5 million. The valuation allowance decreased by $15.7 million during the year ended December 31, 2016, due primarily to net operating losses generated and capitalized expenses. In addition, the reduction in net operating losses were related to Section 382 limits as a result in a change in ownership.

As of December 31, 2017 and 2016, the Company had U.S. federal NOL carryforwards of $43.9 million and $24.5 million respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2017 and 2016, the Company also had U.S. state NOL carryforwards of $43.6 million and $24.3 million respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. At December 31, 2017 and 2016, the Company also had $26.3 and $26.1 respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.  Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and Section 383 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The results of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Code. The Company has not recorded NOLs that, as a result of these restrictions, from the 2016 ownership change, will expire unused. Accordingly, the Company has recorded NOL carryforwards net of these limitations, which are approximately $52.9 million.

TAX REFORM

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 34% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The tax rate change resulted in (i) a reduction in the gross amount of the Company’s deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of its deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA.    The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance. .   Treasury is expected to issue guidance which clarifies provisions of TCJA.  Additionally, state taxing agencies may issue guidance in application of the Act.  The provisional amount of zero recorded as of December 31, 2017 may change as a result of additional guidance issued by one or more taxing authority.

The changes in the Company’s unrecognized tax benefits are summarized as follows:

	As of December 31,
	2017	2016
	(in thousands)
Unrecognized tax benefit, beginning of year	$562	$687
Increase (decrease) related to current year positions	(123)	(125)
Federal rate revision	(136)	-
Unrecognized tax benefit, end of year	$303	$562

As of December 31, 2017 and 2016, the total amount of unrecognized tax benefits was $0.3 million and $0.6 million, respectively which, if recognized, would favorably affect the effective income tax rate in future periods. Note that liabilities for unrecognized tax benefits have been recorded to the extent that they do not exceed the Company’s available losses that are not limited as a result of ownership changes that have occurred under Section 382 of the Code. Reductions to unrecognized tax benefits for limitations on the utilization of net operating losses due to ownership changes occurring during the year has been reflected in the table as reductions based on tax positions related to the current year. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. No accrued interest and penalties related to the Company’s unrecognized tax benefits has been accrued as of December 31, 2017 and 2016. The Company believes that it is reasonably possible that none of its unrecognized tax benefits, may be recognized at the end of 2017. The Company or one of its subsidiaries files income tax returns in the United States and various states and Israel. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2001 through present. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination. The tax years which remain subject to examination by tax authorities in Israel, as of December 31, 2017, include years 2013 through the present.

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

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product or upon 90 day written notice of cancellation by the Company. Total incurred expenses were $0 and $3.0 million for the year ended December 31, 2017 and 2016, respectively. The total accrued expenses due Intrexon at December 31, 2017 and December 31, 2016 was $3.0 million and $3.0 million, respectively. Amounts are reflected as current liabilities in the consolidated balance sheet as of December 31, 2016. Amounts have been reclassified to long term liabilities in the consolidated balance sheet as of December 31, 2017, as a result of a change in circumstances, including the plans for products that we are developing as a part of the Exclusive Channel Collaboration with Intrexon. These expenses were included in research and development in the consolidated statement of operations.

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

The amounts that have been paid to Purpose, Co. under this agreement were $0.1 and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

Board of Director Affiliates

Affiliates of certain members of the Company’s Board of Directors participated in the Private Placement as described in Note 8.

15.	SUBSEQUENT EVENTS

On January 5, 2018, the Company received a $10 million upfront payment from MEDINET pursuant to the License Agreement entered into with MEDINET that became effective December 21, 2017.

On January 25, 2018, the Company closed an underwritten registered direct offering of 2,691,494 shares of its common stock, which included 351,064 shares sold in connection with the exercise in full by the underwriter of its option to purchase additional shares. The total net proceeds of the offering were approximately $5.9 million after deducting the underwriting discounts and commissions payable by the Company.