Form 10-Q
period 2018-03-31
HISTOGENICS CORP
filed 2018-05-10
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

As of May 8, 2018, there were 28,687,412 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “Histogenics,” “Company,” “registrant,” “we,” “us,” and “our” mean Histogenics Corporation and its subsidiaries unless the context indicates otherwise. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2018. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

HISTOGENICS (and design), our logo design and NEOCART are our registered trademarks, and BIOCART is our trademark. Any other trademarks, registered marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

HISTOGENICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,507	$7,081
Marketable securities	—	900
Prepaid expenses and other current assets	858	194
Total current assets	16,365	8,175
Property and equipment, net	4,448	2,723
Other assets, long-term	375	—
Restricted cash	137	137
Total assets	$21,325	$11,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,362	$776
Accrued expenses	1,738	2,705
Current portion of deferred revenue	5,000	—
Current portion of deferred rent	37	35
Current portion of deferred lease incentive	238	111
Current portion of equipment loan	45	178
Total current liabilities	8,420	3,805
Accrued expenses due to Intrexon Corporation	3,040	3,040
Deferred revenue, net of current portion	5,000	—
Deferred rent, net of current portion	299	280
Deferred lease incentive, net of current portion	1,204	499
Warrant liability	23,432	14,679
Total liabilities	41,395	22,303

Commitments and contingencies (Note 5)

Convertible preferred stock and stockholders’ equity (deficit):

Convertible preferred stock, $0.01 par value; 30,000 shares authorized, 1,401.7208 and 4,605.6533 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,687,412 and 24,571,029 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	186	159
Additional paid-in capital	202,764	196,760
Accumulated deficit	(223,020)	(208,187)
Total stockholders’ equity (deficit)	(20,070)	(11,268)
Total liabilities and stockholders’ equity (deficit)	$21,325	$11,035

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
Research and development	3,286	4,504
General and administrative	2,807	2,326
Total operating expenses	6,093	6,830
Loss from operations	(6,093)	(6,830)
Other income (expense):
Interest income (expense), net	37	35
Other expense, net	(24)	(17)
Change in fair value of warrant liability	(8,753)	(269)
Total other expense, net	(8,740)	(251)
Net loss	$(14,833)	$(7,081)
Other comprehensive loss:
Unrealized loss from available for sale securities	—	(6)
Comprehensive loss	$(14,833)	$(7,087)

Net loss attributable to common stockholders—basic and diluted	$(14,370)	$(5,832)
Net loss per common share—basic and diluted	$(0.52)	$(0.27)
Weighted-average shares used to compute loss per common share—basic and diluted	27,670,118	21,914,001

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,833)	$(7,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172	394
Amortization of discount of investments	—	1
Deferred rent and lease incentive	853	(134)
Stock-based compensation	403	492
Change in fair value of warrant	8,753	269
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(664)	(122)
Other assets, long-term	(375)
Accounts payable	586	299
Accounts payable due to Intrexon Corporation	—	(360)
Accrued expenses	(1,609)	(1,103)
Deferred revenue	10,000	—
Net cash provided by (used in) operating activities	3,286	(7,345)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,255)	(37)
Proceeds from maturities of marketable securities	900	—
Purchases of marketable securities	—	(8,006)
Net cash used in investing activities	(355)	(8,043)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on equipment term loan	(133)	(146)
Net proceeds from issuance of common stock	5,732	—
Expenses incurred for at-the-market sales agreement of common stock	(106)	—
Proceeds from exercise of stock options	2	—
Net cash provided by (used in) financing activities	5,495	(146)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,426	(15,534)
Cash and cash equivalents and restricted cash—Beginning of period	7,218	32,045
Cash and cash equivalents and restricted cash—End of period	$15,644	$16,511
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$905	$—
Public offering costs in accounts payable	$106	$—

See accompanying notes to unaudited consolidated financial statements

HISTOGENICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company is a leader in the development of restorative cell therapies (“RCTs”).  RCTs refer to a new class of products the Company is developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. NeoCart, the Company’s lead investigational product, is an innovative cell therapy that utilizes various aspects of the Company’s RCT technology platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is designed to rebuild a patient’s own knee cartilage to treat pain at the source, improve function and potentially prevent a patient’s progression to osteoarthritis. NeoCart is one of the most rigorously studied restorative cell therapies for orthopedic use and is currently in a 249 patient, Phase 3 clinical trial in the United States (the “U.S.”) under a special protocol assessment with the U.S. Food and Drug Administration (the “FDA”).  Patient enrollment in this trial is complete with top-line, one-year superiority data expected in the third quarter of 2018, with a potential Biologics License Application (“BLA”) submission expected in the third quarter of 2018, subject to successful Phase 3 clinical trial results.

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

In January 2018, the Company completed an underwritten registered direct offering of 2,691,494 shares of common stock. The total net proceeds of the offering were $5.7 million after deducting underwriter’s discounts and commissions, and expenses related to the offering.

Since its inception, the Company has devoted substantially all of its efforts to product development, recruiting management and technical staff, raising capital, starting up production and building infrastructure and has not yet generated revenues from its planned principal operations. Expenses have primarily been for research and development and related administrative costs.

The Company is subject to a number of risks. The developmental nature of its activities is such that significant inherent risks exist in the Company’s operations. Principal among these risks are the successful development of therapeutics, ability to obtain adequate financing, obtaining regulatory approval for any of its product candidates in any jurisdiction, obtaining adequate reimbursement rates for any of its approved product candidates, compliance with government regulations, protection of proprietary therapeutics, fluctuations in operating results, dependence on key personnel and collaborative partners, adoption of the Company’s products by the physician community, rapid technological changes inherent in the markets targeted, the introduction of substitute products and competition from larger companies.

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2018 of $223.0 million and has incurred losses and cash flow deficits from operations for the three months ended March 31, 2018 and 2017. The Company has financed operations to date primarily through public and private placements of equity securities, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the next several years. The Company believes that its existing cash, cash equivalents and marketable securities will only be sufficient to fund its projected cash needs into the fourth quarter of 2018. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional capital to commercialize NeoCart, if approved, and for the future development of its existing product candidates. To meet its capital needs, the Company intends to raise additional capital through debt or equity financing or other strategic transactions. However, any such financing may not be on favorable terms or available to the Company. The failure of the Company to obtain sufficient funds on commercially acceptable terms when needed will have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

Basis of Accounting

The consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2018 and 2017. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2018, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

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

Level 1 : Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets.

Level 2 : Quoted prices for similar assets, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to the security.

Level 3 : Pricing inputs are unobservable for the assets. Level 3 assets include private investments that are supported by little or no market activity. Level 3 valuations are for instruments that are not traded in active markets or are subject to transfer restrictions and may be adjusted to reflect illiquidity and/or non-transferability, with such adjustment generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. Other than the warrants issued in connection with the private placement transaction which closed on September 29, 2016, the Company had no assets or liabilities classified as Level 3 as of March 31, 2018 and December 31, 2017. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2018 and twelve months ended December 31, 2017.

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

The Company’s financial instruments as of March 31, 2018 consisted primarily of cash and cash equivalents and warrant liability. The Company’s financial instruments as of December 31, 2017 consisted primarily of cash, cash equivalents and marketable securities and warrant liability. As of March 31, 2018, and December 31, 2017, the Company’s financial assets recognized at fair value consisted of the following:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
March 31, 2018
Assets:
Cash Equivalents
Money market funds	$7,388	$7,388	$—	$—
Commercial paper	500	—	500	—
Government notes	2,000	—	2,000	—
Total	$9,888	$7,388	$2,500	$—
Liabilities:
Warrant liability	$23,432	$—	$—	$23,432
December 31, 2017
Assets:
Cash Equivalents
Money market funds	$5,547	$5,547	$—	$—
Marketable securities
Asset-backed securities	$900	$—	$900	$—
Liabilities:
Warrant liability	$14,679	$—	$—	$14,679

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

As of March 31,
(in thousands)
Beginning balance, December 31, 2017	$14,679
Change in fair value of warrant liability	8,753
Ending balance	$23,432

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in money market accounts. In addition, the Company has recorded restricted cash of $0.1 million as of March 31, 2018 and December 31, 2017. Restricted cash consist of security provided for lease obligation.

Marketable Securities

The Company classifies marketable securities with a remaining maturity of greater than three months when purchased as available for sale. The Company considers all available for sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities including those with maturity dates beyond 90 days at the date of purchase as current assets within the consolidated balance sheets. Available for sale securities are maintained by the Company’s investment managers and may consist of commercial paper, high-grade corporate notes, U.S. Treasury securities, U.S. government agency securities, and certificates of deposit. Available for sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s consolidated statement of operations and comprehensive loss.

The Company did not hold any available for sale securities prior to the first quarter of 2017. The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no available for sale securities as of March 31, 2018.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to revenue recognition, Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new accounting standard will replace most current U.S. GAAP guidance on this topic and eliminate most industry-specific guidance. It provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  Entities may adopt the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative years’ financial statements.  Further, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to defer the effective adoption date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016.  The Company elected to early adopt the guidance in 2017 using the modified retrospective method. There was no cumulative impact due to the adoption of this standard.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company currently generates revenue primarily through collaborative research, development and commercialization agreements. The terms of these agreements may contain multiple promises which may include:  (i) licenses to the Company’s technology; (ii) services related to the transfer and update of know-how; and (iii) manufacturing supply services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront license fees; milestone payments; royalties on future product sales; and fees for manufacturing supply services. None of the Company's contracts as of December 31, 2017 contained a significant financing component.

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

Collaboration Revenue

While no revenue has been recognized as of March 31, 2018, the Company expects to generate revenue through collaboration and license agreements with strategic partners for the development and commercialization of product candidates. The collaboration and license agreements are within the scope of Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers.

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

License and Collaboration Arrangements

MEDINET Co., Ltd.

In December 2017, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with MEDINET Co., Ltd. (“MEDINET”) to grant MEDINET a license under certain patents, patent applications, know-how, and technology to develop and commercialize certain therapeutic products to replace or repair damaged, worn, or defective cartilage.

In exchange for the license, MEDINET agreed to pay the Company an upfront cash payment of $10.0 million which the Company received as of March 31, 2018. As of March 31, 2018, the contract with MEDINET was wholly unperformed and all revenue under the License Agreement has been deferred and has not been recognized. MEDINET also agreed to pay the Company tiered royalties, at percentages ranging from the low single digits to low double digits, of net sales of MEDINET products governed by the License Agreement. Over the life of the License Agreement, the Company is eligible to receive up to ¥330 million ($2.9 million as of March 31, 2018) in development milestone payments, $1.0 million and ¥720 million ($7.4 million as of March 31, 2018) in regulatory payments and up to an aggregate of ¥7,100 million ($62.8 million as of March 31, 2018) for the achievement of certain commercial milestones related to the sales of MEDINET products governed by the License Agreement.

As a condition of the License Agreement, the Company agreed to supply NeoCart for MEDINET’s planned Phase 3 clinical trial in Japan. The Company assessed its promised goods and services under the License Agreement to determine if they are distinct. Due to the unique nature of the clinical manufacturing services to be provided by the Company, there are currently no other third-party vendors from which MEDINET can obtain such supply.  The Company expects to be the only vendor capable of providing the manufacturing services for a period of at least one to two years, which is approximately the estimated length of time for the Japanese clinical trial period. After this point, if the Company were to transfer to a third-party its technology and know-how related to the manufacturing services, the third-party vendor would be capable of providing the commercial manufacturing services, and therefore MEDINET would be able to choose whether to utilize the Company for such services or another vendor. The Company determined that MEDINET’s option to obtain commercial manufacturing services does not represent a material right, as the fees charged to MEDINET by the Company are expected to approximate the fair market value for manufacturing services. As noted, with the assistance of the Company, third-party vendors could have the capability to perform commercial manufacturing services by this time, and the Company expects the contract value to approximate the market price. Due to MEDINET’s limitations in obtaining the clinical manufacturing services from a third-party, as well as MEDINET’s limited ability to obtain the benefits of the licensed intellectual property without the clinical manufacturing services, the licensed intellectual property and clinical manufacturing services are determined to be a combined performance obligation. Based on this assessment, the Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation.

Based on the assessment of the combined performance obligation, the Company determined that the predominant promise in the arrangement is the transfer of the license and associated know-how expected to occur over the length of the clinical trial. The Company determined that MEDINET will be simultaneously receiving and consuming the benefits of the Company’s performance related to the supply of the clinical trial. Therefore, the revenue associated with the combined performance obligation will be recognized over time.

In determining the correct measure of progress to use when recognizing revenue over time, the Company assessed whether an input or output based measure of progress would be appropriate. The Company determined that an output based measure of progress would be appropriate to use when recognizing revenue associated with the combined performance obligation. The Company will recognize revenue under the License Agreement as the clinical manufacturing services are performed. At the outset of the clinical trials to be conducted by MEDINET, the Company will have quantifiable estimates of total clinical candidates, and therefore, of total estimated performance. The Company will recognize revenue based on performance completed to date, as evidenced by the estimated number of clinical trial enrollees. The Company expects to provide the clinical manufacturing services to MEDINET over the estimated time to enroll the Japanese Phase 3 clinical trial which is currently estimated to be 12 months, beginning in the fourth quarter of 2018. Therefore, the estimated one - year clinical manufacturing period is the appropriate timing of revenue recognition for the combined performance obligation. Management will re-evaluate that estimate at each reporting period.

Revenue will be recognized using the output method over the length of the clinical trial enrollment, as the clinical manufacturing services are delivered, over the estimated one-year service period. Upon the conclusion of the clinical manufacturing period, the Company expects other third-party vendors to have the capabilities to provide similar services. At this point, the license would effectively become a distinct performance obligation, with no remaining undelivered obligations. Therefore, the Company determined that the up-front payment associated with the licensed intellectual property should be fully recognized by the conclusion of the clinical manufacturing service period.

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

The Company incurred cost of $0.9 million related to the License Agreement with MEDINET, of which $0.8 was recorded as an asset that will be expensed proportionally over the performance service period.

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.0 million as the License Agreement is wholly unperformed. The Company has recognized no revenue associated with the License Agreement as of March 31, 2018. The Company expects to recognize revenue on approximately 50% and 100% of the remaining performance obligations over the next 12 months and the following 12 months, respectively.

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

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the three months ended March 31, 2018. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance on changes to the terms or conditions of a share based payment award that requires an entity to apply modification accounting. The guidance is effective for annual periods beginning after December 15, 2017, and for interim periods and annual periods thereafter. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. This standard provides guidance on accounting for employee share-based payments. This guidance addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company has concluded that this guidance has no material impact on the presentation of its results of operations, financial position and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018.  As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	As of March 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$15,507	$16,374
Restricted cash	137	137
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$15,644	$16,511

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

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the three months ended March 31, 2018 and 2017, there was no dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net loss	$(14,833)	$(7,081)
Net loss attributable to Series A Preferred Stock (a)	(463)	(1,249)
Loss attributable to common stockholders - basic and diluted	$(14,370)	$(5,832)
Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	27,670,118	21,914,001
Loss per share - basic and diluted	$(0.52)	$(0.27)

(a)	The Series A Preferred Stock participates in income and losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2018	2017
Unvested restricted stock and options to purchase common stock	3,101,143	2,036,126
Series A preferred stock unconverted	622,987	4,442,355
Warrants exercisable into common stock	13,633,070	13,633,070

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Office equipment	$279	$279
Laboratory equipment	4,632	4,565
Leasehold improvements	8,603	7,712
Construction in progress	1,929	990
Software	96	96
Total property and equipment	15,539	13,642
Less: accumulated depreciation	(11,091)	(10,919)
Property and equipment, net	$4,448	$2,723

Depreciation expense related to property and equipment amounted to $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

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

Rent expense under operating lease agreements amounted to approximately $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

As an inducement to enter into its Lexington facility lease, the lessor agreed to provide the Company with a construction allowance of up to $1.0 million towards the total cost of tenant improvements. As an inducement to enter into the Waltham lease extension, the lessor agreed to provide the Company with a tenant improvement allowance not to exceed $0.9 million, of which $0.5 million can be applied to future rental payments The Company has recorded these costs in the consolidated balance sheets as leasehold improvements, with the corresponding liability as deferred lease incentive. The liability is amortized on a straight-line basis over the term of the leases as a reduction of rent expense.

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development. Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of March 31, 2018, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and
•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of March 31, 2018, the Company has paid an aggregate $0.8 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the term of the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of March 31, 2018, the Company has paid an aggregate $1.1 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

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

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. In February 2017, the Company entered into an amendment with the Supplier. Pursuant to the amendment, the Company agreed to pay the Supplier approximately $0.1 million in exchange for eliminating the minimum annual order of material and/or services and any other amounts due Supplier. The payment of $0.1 million will be made over the 18 months following the date of the amendment. As of March 31, 2018, the Company has paid $65 thousand under the terms of the amendment. The remaining amount of $35 thousand is expected to be paid over the next 6 months.

6. CAPITAL STOCK

In March 2018, the Company entered into an equity distribution agreement (“ATM Agreement”) with Canaccord Genuity Inc. (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to up to $10.0 million (the “Shares”) through Canaccord, as sales agent. The Shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the “Registration Statement”). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. During the three months ended March 31, 2018, the Company did not issue any shares of common stock under the ATM Agreement.

In January 2018, the Company completed an underwritten registered direct offering of 2,691,494 shares of common stock at a price of $2.35 per share. The total net proceeds of the offering were $5.7 million after deducting underwriter’s discounts and commissions, and expenses related to the offering.

On September 29, 2016, the Company closed a private placement with certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As of March 31, 2018, there were 1,401.7208 shares of Series A Preferred Stock outstanding, which remain convertible into 622,987 shares of the Company’s common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock with an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

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

Affiliates of an Advisor Warrant

In July, 2012, the Company issued warrants to purchase its common stock to affiliates of an advisor. The warrants provide the holders with the right to purchase an aggregate of 161,977 shares of the Company’s common stock at a per share exercise price of $0.01. The warrants are exercisable, in whole or in part, immediately and may be exercised on a cashless basis. The warrants expire on the tenth anniversary of issuance. The fair value of the warrants as of July 20, 2012 was $117 thousand and was estimated using the Black-Scholes option pricing model with the following inputs: (a) risk-free interest rate of 0.22%; (b) implied volatility of the Company’s common stock of 99%; and (c) the expected term to a liquidity event of 1.7 years. The fair value was recorded as a reduction to Series A Preferred Stock and a credit to additional paid-in capital. In December, 2014, the Company completed its initial public offering and warrants for 5,839 shares of common stock were surrendered to partially settle a related liability and common stock was issued by the Company to Purpose for the warrant shares surrendered. As of March 31, 2018 and December 31, 2017, warrants to purchase an aggregate of 156,138 shares of the Company’s common stock at an exercise price of $0.01 were outstanding.

Consulting Agreement Warrant

In March 2015, in connection with a consulting agreement entered into for an interim chief financial officer, the Company issued a common stock warrant as compensation to the consulting firm. The warrant provides the holder with the right to purchase an aggregate of 7,398 shares of the Company’s common stock at a per share exercise price of $9.75, the closing price of the Company’s common stock on the date of issuance. The warrant vested and became exercisable in monthly installments over 24 months beginning September 30, 2015 and expires on the tenth anniversary of issuance. The warrant is equity classified and accounted for using the fair value approach. The fair value of the warrant is estimated using the Black-Scholes option pricing model and is subject to re-measurement at each reporting period until the measurement date is reached. On December 21, 2015, the Company terminated the consulting agreement resulting in the forfeiture of 50% (3,699) of the shares eligible for exercise under the warrant. The remaining 3,699 shares were vested and exercisable on March 31, 2018 and December 31, 2017.

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

8. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the three months ended March 31, 2018 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,158,348	$4.40	8.1	$436
Granted	944,950	2.63
Exercised	(919)	2.56
Cancelled	(1,236)	2.63
Outstanding at March 31, 2018	3,101,143	$3.86	8.5	$1,358
Vested and expected to vest at March 31, 2018	2,706,748	$4.03	8.4	$1,206
Exercisable at March 31, 2018	1,165,411	$5.29	7.4	$519

As of March 31, 2018, the unrecognized compensation cost related to outstanding options was $2.4 million and is expected to be recognized as expense over approximately 2.74 years. As of March 31, 2018, the weighted average grant date fair value of vested options was $3.57 and the weighted average grant date fair value of options outstanding was $2.49.

The weighted average grant date fair value per share of employee option grants was $1.96 and $1.04 for the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation Expense

The Company granted stock options to employees during the three months ended March 31, 2018 and 2017. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using a Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$96	$111
General and administrative	307	381
Total stock-based compensation expense	$403	$492

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.70%	2.13%
Expected volatility	88.2%	65.3%
Expected term (in years)	6.08	6.08
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	1.97%	1.07%
Expected volatility	74.0%	72.8%
Expected term (in years)	6.08	6.08
Expected dividend yield	0.0%	0.0%

9. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company recorded no income tax expense or benefit during the three months ended March 31, 2018 and 2017, due to a full valuation allowance recognized against its deferred tax assets.

TAX REFORM

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Cuts and Jobs Act of 2017 (“TCJA”) enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. Although the Company made a reasonable estimate of the gross amounts of the deferred tax assets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, a final determination of the TCJA’s impact on the deferred tax assets and related valuation allowance requirements remains incomplete pending a full analysis of the provisions of the TCJA and their interpretations. The ultimate impact of the TCJA on the Company’s reported results in 2018 and beyond may differ from the estimates provided therein, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the TCJA, different from what is presently contemplated. As of March 31, 2018, the Company has not recorded incremental accounting adjustments related to the TCJA as it continues to consider interpretations of its application. However, we expect to complete the accounting by December 2018.

10. EQUIPMENT LOAN PAYABLE

The Company had the following outstanding borrowing obligations for the periods indicated:

	March 31,	December 31,
	2018	2017
	(in thousands)
Silicon Valley Bank Equipment Loan Payable	$45	$178
Less: current portion	(45)	(178)
Long-term debt, net	$—	$—

In July 2014, the Company entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.8 million through March 31, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest, with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw, as published in the Wall Street Journal. The outstanding balance on the line of credit is secured by a first priority lien over all equipment purchased using the line of credit. The loan matures on May 31, 2018.

In accordance with the terms of the equipment line of credit, the Company issued a warrant to Silicon Valley Bank in July 2014 to purchase 6,566 shares of its common stock at an exercise price per share of $7.99 as discussed in Note 7.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than its current business, merge or consolidate with other entities, create liens on its assets, make investments, repurchase stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. As of March 31, 2018 and December 31, 2017 the Company was in compliance with all required covenants.

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

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product or upon 90 day written notice of cancellation by the Company. There were no expenses incurred under the collaboration for the three months ended March 31, 2018 and 2017. The total accrued expenses due to Intrexon at March 31, 2018 and December 31, 2017 were $3.0 million and $3.0 million, respectively. These expenses were included in research and development in the consolidated statements of operations at the time they were incurred.

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

The Company paid Purpose $0 million and $0.1 million in the three months ended March 31, 2018 and 2017, respectively.

Board of Director Affiliates.

Affiliates of certain members of the Company’s Board of Directors participated in the Private Placement as described in Note 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have devoted substantially all of our resources to the development of our RCT platform, the preclinical and clinical advancement of our product candidates, the creation and protection of related intellectual property and the provision of general and administrative support for these operations. We have funded our operations primarily through the public and private placements of equity and debt instruments and our collaboration with MEDINET. In January 2018, we completed an underwritten registered direct offering of 2,691,494 shares of common stock at a price of $2.35 per share. The total net proceeds of the offering were $5.7 million after deducting underwriter’s discounts and commissions, and expenses related to the offering.

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $223.0 million as of March 31, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in connection with our ongoing activities as we:

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

In September 2016, we completed a private placement where we issued 2,596,059 shares of the company’s common stock at a per share price of $2.25 and 24,158.8693 shares of our newly-created Series A Convertible Preferred Stock, which shares of preferred stock are convertible into approximately 10,737,275 shares of common stock. The Series A Convertible Preferred Stock will be convertible into shares of our common stock following approval of the private placement by our stockholders. The net proceeds after deduction placement agent fees and other transaction-related expenses were $27.6 million. As part of the private placement, the investors received warrants to purchase up to 13,333,334 shares of our common stock at an exercise price of $2.25 per share. The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the private placement. The warrants became exercisable following approval of the private placement by our stockholders and expire five years after the date of such stockholder approval.

In January 2018, we completed an underwritten registered direct offering of 2,691,494 shares of common stock at a price of $2.35 per share. The total net proceeds of the offering were $5.7 million after deducting underwriter’s discounts and commissions, and expenses related to the offering.

In March 2018, we entered into an equity distribution agreement (the Equity Distribution Agreement) with Canaccord Genuity Inc. (Canaccord), pursuant to which we may, from time to time, sell shares of our common stock (the Shares), having an aggregate offering price of up to $10 million through Canaccord, as our sales agent. The Shares will be offered and sold by us pursuant to our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the Registration Statement). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the Securities Act), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. During the three months ended March 31, 2018, we did not issue any shares of common stock under the Equity Distribution Agreement.

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

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018.

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

As of December 31, 2017 and 2016, we had U.S. federal NOL carryforwards of $43.9 million and $24.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2017, and 2016, we also had U.S. state NOL carryforwards of $43.6 million and $24.3 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2017 and 2016, we also had $26.3 million and $26.1 million, respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.

As of March 31, 2018, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three month period ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands)
Research and development expenses	$3,286	$4,504	$(1,218)	(27)%
General and administrative expenses	2,807	2,326	481	21
Other (expense), net	(8,740)	(251)	(8,489)	3,382

Research and Development Expenses. Research and development expenses were $3.3 million for the three months ended March 31, 2018 as compared to $4.5 million for the three months ended March 31, 2017. The decrease of $1.2 million was primarily due to decreases in clinical trial costs of $0.7 million, consulting costs of $0.3 million, salary-related costs of $0.2 million, depreciation expenses of $0.1 million and patient recruitment costs of $0.1 million that were partially offset by an increase in material and supplies expense of $0.2 million. We expect research and development expenses to decline over the next three quarters as we complete our NeoCart Phase 3 clinical trial.

General and Administrative Expenses. General and administrative expenses were $2.9 million for the three months ended March 31, 2018 as compared to $2.3 million for the three months ended March 31, 2017. The increase of $0.5 million was primarily due to an increase of $0.3 million in salary-related expense and increases of $0.1 million each in consulting, public relations costs and facility related costs that were partially offset by a decrease in depreciation of $0.1 million. We expect general and administrative expenses to rise over the next three quarters in connection with the potential commercialization of NeoCart.

Other (Expense), Net. Net other expense was $8.7 million for the three months ended March 31, 2018 as compared to $0.2 million for the three months ended March 31, 2017. The $8.5 million change was primarily due to a change in warrant liability caused by increase in our stock price.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at March 31, 2018 of $223.0 million. We anticipate that we will continue to incur net losses for the next several years. Through March 31, 2018, we have funded our consolidated operations primarily through funds from the sale of equity securities, commercial bank debt, payments from collaboration activities, and, to a limited extent, revenue from product sales and grants. As of March 31, 2018, we had cash, cash equivalents and marketable securities of $15.5 million.

We believe that our existing cash and cash equivalents and marketable securities will be sufficient to fund our projected cash needs into the fourth quarter 2018. However, we will require additional capital to complete the filing of a biologics license application with the FDA and commercialize NeoCart, if approved, and for the future development of our existing product candidates. To meet our capital needs, we intend to raise additional capital through debt or equity financings, or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands)
Net cash (used in) provided by operating activities	$3,286	$(7,345)	$10,631	(145)%
Net cash used in investing activities	(355)	(8,043)	7,688	(96)
Net cash (used in) provided by financing activities	5,495	(146)	5,641	(3,864)
Net (decrease) increase in cash and cash equivalents	$8,426	$(15,534)	$23,960	(154)%

Operating Activities

Cash provided by operating activities increased $10.6 million to $3.2 million for the three months ended March 31, 2018 from cash used of $7.3 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, the net cash provided in operating activities consisted primarily of deferred revenue of $10.0 million from our license agreement with MEDINET, and a $0.9 million charge for deferred rent and lease incentive, stock-based compensation expense of $0.4 million, depreciation expense of $0.2 million and a change in the fair value of warrant liability of $8.7 million, partially offset by our net loss of $14.9 million and a $2.1 million net change in operating assets and liabilities.

Investing Activities

Cash used in investing activities decreased $7.7 million to $0.4 million for the three months ended March 31, 2018 from $8.0 million for the three months ended March 31, 2017. The decreased use of cash was related to purchases of marketable securities of $8.0 million in January 2017, increases in fixed assets of $1.2 million, both of which were offset by maturities of $0.9 million in marketable securities.

Financing Activities

Cash provided by financing activities increased $5.6 million for the three months ended March 31, 2018 due to the net proceeds received from the sale of our common stock of $5.7 million after deducting the underwriter’s discounts and commissions, and expenses relating to the offering.

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

Until we can generate a sufficient amount of revenue from sales of our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of March 31, 2018, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 15, 2018, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

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

We have incurred net losses in each year since our inception, including net losses of $26.4 million in 2017 and $16.2 million in 2016. As of March 31, 2018 and December 31, 2017 we had an accumulated deficit of $223.0 million and $208.2 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and potentially develop future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our expanding operations in connection with the commercialization of NeoCart, if approved. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. Given our current development plans, we anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the fourth quarter of 2018. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with the development and commercialization of cell therapies, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in completing the technology transfer and manufacturing location transition of our NeoCart raw material manufacturing process or completing our clinical trials or the development and commercialization of NeoCart or our future product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to generate revenue and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We have entered into and may in the future enter into additional license or collaboration agreements with third parties for the development or commercialization of NeoCart or future product candidates. In December 2017, we entered into a License and Commercialization Agreement with MEDINET Co., Ltd. (MEDINET) with regards to the commercialization of NeoCart in Japan (the MEDINET Agreement).  Our likely collaborators for any commercialization, distribution, marketing, licensing or other collaboration arrangements in jurisdictions outside the United States include pharmaceutical and biotechnology companies such as MEDINET. Because such collaborators are independent third parties, they may be subject to different risks than we are and may have significant discretion in, and different criteria for, determining the efforts and resources they will apply related to their agreements with us. We may have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend in part on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the U.S. Internal Revenue Code (the Code). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals certain business deductions and credits.

We continue to examine the impact the TCJA may have on our business. We will evaluate the effect of the TCJA on our net operating losses and our projection of taxes. As a result of the passage of the TCJA, corporate tax rates in the United States will decrease in 2018, which could result in changes in the valuation of our deferred tax asset and liabilities. Any such change in valuation could have a material impact on our income tax expense and deferred tax balances.

The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our partners businesses cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common stock is uncertain and could be materially adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect investors in common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in common stock.

New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and provide for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Sections 382 and 383 of the Code, utilization of net operating losses and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. We have in the past experienced ownership changes that have resulted in limitations on the use of a portion of our net operating loss carryforwards. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012, 2013 and 2016 resulting in limitations on the use of a portion of our net operating loss carryforwards.. If we experience further ownership changes, our ability to utilize our net operating loss carryforwards could be further limited.

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

We are party to a loan and security agreement with Silicon Valley Bank, which provides for a line of credit of up to $1.75 million in the aggregate to finance certain equipment purchases. As of March 31, 2018, the amount outstanding under the line of credit was $45,000 and we intend to pay the line of credit in full by the end of May 2018. Borrowings under this agreement are secured by a first priority lien over all equipment purchased using the line of credit. This agreement restricts our ability to, among other things:

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

We expect to conduct an additional study in pediatric patients if NeoCart is approved. The recently enacted Food and Drug Administration Safety and Innovation Act made permanent the Pediatric Research Equity Act, which requires a sponsor to conduct pediatric studies for most tissue regeneration products for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the Pediatric Research Equity Act, original NDAs and BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations, and it is likely that we will request such a deferral. A deferral may be granted for several reasons, including a finding that the tissue regeneration products is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, our common stock has traded as low as $1.39 per share, and as of May 8, 2018, the closing price per share of our common stock, as reported by The Nasdaq Capital Market, was $2.59. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

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

As of May 8, 2018, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned 56% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

None.

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

Histogenics Corporation

Dated: May 10, 2018	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2018	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)