Form 10-Q
period 2018-06-30
HISTOGENICS CORP
filed 2018-08-09
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 28,791,504 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

•	our need for additional financing and our ability to raise additional funds on commercially reasonable terms;
•	the scope, progress and costs of developing and commercializing our product candidates;
•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, the timing of our future profitability, if at all;
•	our ability to establish and maintain development and commercialization partnerships;
•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;
•	our technology, manufacturing capacity, location and partners;
•	the rate and degree of reimbursement and market acceptance of any of our product candidates;
•	our expectations regarding competition, including the actions of competitors and the perceived relative performance in the marketplace of NeoCart as compared to competitive products;
•	the size and growth of the potential markets for our product candidates, our ability to serve those markets and our ability to gain market share;
•	our ability to manufacture our product candidates at an acceptable cost and scale to serve those markets;
•	our ability to obtain and maintain intellectual property protection for our product candidates and our cell therapy technology platform;
•	the timing and success of preclinical studies and clinical trials conducted by us or our development partners, including the timing of commencement, enrollment, completion and regulatory filings;
•	our anticipated growth strategies;
•	our securities’ or industry analysts’ expectations regarding the timing and success of our clinical trials;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract and retain key personnel;
•	regulatory developments in the United States and foreign countries; and
•	our plans for the use of our cash and cash equivalents.

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

HISTOGENICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,772	$7,081
Marketable securities	—	900
Prepaid expenses and other current assets	881	194
Total current assets	9,653	8,175
Property and equipment, net	5,173	2,723
Other assets, long-term	188	—
Restricted cash	137	137
Total assets	$15,151	$11,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,207	$776
Accrued expenses	1,672	2,705
Current portion of deferred revenue	7,500	—
Current portion of deferred rent	40	35
Current portion of deferred lease incentive	238	111
Current portion of equipment loan	—	178
Total current liabilities	11,657	3,805
Accrued expenses due to Intrexon Corporation	3,040	3,040
Deferred revenue, net of current portion	2,500	—
Deferred rent, net of current portion	317	280
Deferred lease incentive, net of current portion	1,144	499
Warrant liability	19,931	14,679
Total liabilities	38,589	22,303

Commitments and contingencies (Note 5)

Convertible preferred stock and stockholders’ equity (deficit):

Convertible preferred stock, $0.01 par value; 30,000 shares authorized, 1,401.7208 and 4,605.6533 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,791,504 and 24,571,029 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	186	159
Additional paid-in capital	203,173	196,760
Accumulated deficit	(226,797)	(208,187)
Total stockholders’ equity (deficit)	(23,438)	(11,268)
Total liabilities and stockholders’ equity (deficit)	$15,151	$11,035

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,458	4,208	7,744	8,712
General and administrative	2,826	2,166	5,633	4,492
Total operating expenses	7,284	6,374	13,377	13,204
Loss from operations	(7,284)	(6,374)	(13,377)	(13,204)
Other income (expense):
Interest income (expense), net	32	40	69	75
Other expense, net	(26)	(73)	(50)	(90)
Change in fair value of warrant liability	3,501	(135)	(5,252)	(404)
Total other income (expense), net	3,507	(168)	(5,233)	(419)
Net loss	$(3,777)	$(6,542)	$(18,610)	$(13,623)
Other comprehensive loss:
Unrealized gain (loss) from available for sale securities	—	4	—	(2)
Comprehensive loss	$(3,777)	$(6,538)	$(18,610)	$(13,625)

Net loss attributable to common stockholders—basic and diluted	$(3,697)	$(5,454)	$(18,124)	$(11,285)
Net loss per common share—basic and diluted	$(0.13)	$(0.25)	$(0.64)	$(0.51)
Weighted-average shares used to compute loss per common share—basic and diluted	28,740,030	22,183,804	28,208,030	22,050,572

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,610)	$(13,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	789
Amortization of discount of investments	—	26
Deferred rent and lease incentive	814	(270)
Stock-based compensation	810	864
Change in fair value of warrant	5,252	404
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(687)	(131)
Other assets, long-term	(188)	—
Accounts payable	1,431	30
Accounts payable due to Intrexon Corporation	—	(360)
Accrued expenses	(1,071)	(703)
Deferred revenue	10,000	—
Net cash used in operating activities	(1,927)	(12,974)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,734)	(75)
Proceeds from maturities of marketable securities	900	—
Purchases of marketable securities	—	(8,006)
Net cash used in investing activities	(1,834)	(8,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on equipment term loan	(178)	(291)
Net proceeds from issuance of common stock	5,732	—
Expenses incurred for at-the-market sales agreement of common stock	(106)	—
Proceeds from exercise of warrants	2	—
Proceeds from exercise of stock options	2	—
Net cash provided by (used in) financing activities	5,452	(291)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,691	(21,346)
Cash and cash equivalents and restricted cash—Beginning of period	7,218	32,045
Cash and cash equivalents and restricted cash—End of period	$8,909	$10,699
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$854	$—

See accompanying notes to unaudited consolidated financial statements

HISTOGENICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company is a leader in the development of restorative cell therapies (“RCTs”).  RCTs refer to a new class of products the Company is developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. NeoCart, the Company’s lead investigational product, is an innovative cell therapy that utilizes various aspects of the Company’s RCT technology platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is designed to rebuild a patient’s own knee cartilage to treat pain at the source, improve function and potentially prevent a patient’s progression to osteoarthritis. NeoCart is one of the most rigorously studied restorative cell therapies for orthopedic use and is currently in a 249 patient, Phase 3 clinical trial in the United States (the “U.S.”) under a special protocol assessment with the U.S. Food and Drug Administration (the “FDA”).  Patient enrollment in this trial is complete with top-line, one-year superiority data expected in the third quarter of 2018, with a potential Biologics License Application (“BLA”) submission expected by the end of 2018, subject to successful Phase 3 clinical trial results.

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

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2018 of $226.8 million and has incurred losses and cash flow deficits from operations for the six months ended June 30, 2018 and 2017. The Company has financed operations to date primarily through public and private placements of equity securities, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the next several years. The Company believes that its existing cash, cash equivalents and marketable securities will only be sufficient to fund its projected cash needs into the fourth quarter of 2018. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional capital to commercialize NeoCart, if approved, and for the future development of its existing product candidates. To meet its capital needs, the Company intends to raise additional capital through debt or equity financing or other strategic transactions. However, any such financing may not be on favorable terms or available to the Company. The failure of the Company to obtain sufficient funds on commercially acceptable terms when needed will have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

Basis of Accounting

The consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2018 and 2017. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2018, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. Other than the warrants issued in connection with the private placement transaction which closed on September 29, 2016, the Company had no assets or liabilities classified as Level 3 as of June 30, 2018 and December 31, 2017. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2018 and twelve months ended December 31, 2017.

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

The Company’s financial instruments as of June 30, 2018 consisted primarily of cash and cash equivalents and warrant liability. The Company’s financial instruments as of December 31, 2017 consisted primarily of cash, cash equivalents and marketable securities and warrant liability. As of June 30, 2018, and December 31, 2017, the Company’s financial assets recognized at fair value consisted of the following:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
June 30, 2018
Assets:
Cash Equivalents
Money market funds	$3,921	$3,921	$—	$—
Total	$3,921	$3,921	$—	$—
Liabilities:
Warrant liability	$19,931	$—	$—	$19,931
December 31, 2017
Assets:
Cash Equivalents
Money market funds	$5,547	$5,547	$—	$—
Marketable securities
Asset-backed securities	$900	$—	$900	$—
Liabilities:
Warrant liability	$14,679	$—	$—	$14,679

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

As of June 30,
(in thousands)
Beginning balance, December 31, 2017	$14,679
Change in fair value of warrant liability	5,252
Ending balance	$19,931

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in money market accounts. In addition, the Company has recorded restricted cash of $0.1 million as of June 30, 2018 and December 31, 2017. Restricted cash consist of security provided for lease obligation.

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

The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no available for sale securities as of June 30, 2018.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company currently generates revenue primarily through collaborative research, development and commercialization agreements. The terms of these agreements may contain multiple promises which may include:  (i) licenses to the Company’s technology; (ii) services related to the transfer and update of know-how; and (iii) manufacturing supply services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront license fees; milestone payments; royalties on future product sales; and fees for manufacturing supply services. None of the Company's contracts as of June 30, 2018 contained a significant financing component.

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

Collaboration Revenue

While no revenue has been recognized as of June 30, 2018, the Company expects to generate revenue through collaboration and license agreements with strategic partners for the development and commercialization of product candidates. The collaboration and license agreements are within the scope of Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers.

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

In exchange for the license, MEDINET agreed to pay the Company an upfront cash payment of $10.0 million which the Company received in January 2018. As of June 30, 2018, the contract with MEDINET was wholly unperformed and all revenue under the License Agreement has been deferred and has not been recognized. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.0 million. The Company expects to recognize revenue on approximately 75% and 100% of the remaining performance obligations over the next 12 months and the following 12 months, respectively.

MEDINET also agreed to pay the Company tiered royalties, at percentages ranging from the low single digits to low double digits, of net sales of MEDINET products governed by the License Agreement. Over the life of the License Agreement, the Company is eligible to receive up to ¥330 million ($2.9 million as of June 30, 2018) in development milestone payments, $1.0 million and ¥720 million ($7.4 million as of June 30, 2018) in regulatory payments and up to an aggregate of ¥7,100 million ($62.8 million as of June 30, 2018) for the achievement of certain commercial milestones related to the sales of MEDINET products governed by the License Agreement.

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

The Company incurred cost of $0.9 million related to the License Agreement with MEDINET, of which $0.8 million was recorded as an asset that will be expensed proportionally over the performance service period.

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

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the six months ended June 30, 2018. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share- Based Payment Accounting. This update is to simplify the aspects of accounting for nonemployee shared based payment transactions for acquiring goods or services from nonemployees. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within that year. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

	As of June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$8,772	$10,562
Restricted cash	137	137
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$8,909	$10,699

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

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the six months ended June 30, 2018 and 2017, there was no dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net loss	$(3,777)	$(6,542)	$(18,610)	$(13,623)
Net loss attributable to Series A Preferred Stock (a)	(80)	(1,088)	(486)	(2,338)
Loss attributable to common stockholders - basic and diluted	$(3,697)	$(5,454)	$(18,124)	$(11,285)
Denominator:
Weighted-average number of common shares used in loss per share - basic and diluted	28,740,030	22,183,804	28,208,030	22,050,572
Loss per share - basic and diluted	$(0.13)	$(0.25)	$(0.64)	$(0.51)
(a)	The Series A Preferred Stock participates in income and losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2018	2017
Unvested restricted stock and options to purchase common stock	3,305,743	2,365,776
Series A preferred stock unconverted	622,987	4,332,395
Warrants exercisable into common stock	13,528,978	13,633,070

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Office equipment	$279	$279
Laboratory equipment	4,635	4,565
Leasehold improvements	8,603	7,712
Construction in progress	2,799	990
Software	96	96
Total property and equipment	16,412	13,642
Less: accumulated depreciation	(11,239)	(10,919)
Property and equipment, net	$5,173	$2,723

Depreciation expense related to property and equipment amounted to $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and research facilities in Waltham and Lexington, Massachusetts under non-cancellable operating leases. The Lexington, Massachusetts facility lease expires in June 2023. The Waltham, Massachusetts facility lease was extended in April 2017. The effective date of the extension is January 2018. Under the terms of the extension, the lease will expire in December 2024 with one extension term of five years. Terms of the agreements generally provide for an initial rent-free period and future rent escalation and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses.

Rent expense under operating lease agreements amounted to approximately $0.4 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of June 30, 2018, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and
•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of June 30, 2018, the Company has paid an aggregate $0.8 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the term of the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of June 30, 2018, the Company has paid an aggregate $1.1 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

The Sub-License Agreement was amended and restated in June 2012. Under the amended and restated agreement, the Company made Purpose the sole supplier of equipment the Company uses in its manufacturing processes and granted Purpose distribution rights of the Company’s products for certain territories. In exchange, Purpose allowed for the use of its technology (owned or licensed) and manufactured and serviced exogenous tissue processors used by the Company. Under the terms of the agreement, as amended, Purpose granted the Company: (a) exclusive rights to all of Purpose’s technology (owned or licensed) related to the exogenous tissue processors, (b) continued supply of exogenous tissue processors during the Company’s clinical trials, and (c) rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, the Company granted Purpose an exclusive license in Japan for the use of all of the Company’s technology and made a payment of $0.3 million to reimburse Purpose for development costs on a next generation tissue processor.

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

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. In February 2017, the Company entered into an amendment with the Supplier. Pursuant to the amendment, the Company agreed to pay the Supplier approximately $0.1 million in exchange for eliminating the minimum annual order of material and/or services and any other amounts due to Supplier. As of June 30, 2018, the Company has paid $65 thousand under the terms of the amendment. The remaining amount of $35 thousand is expected to be paid over the next 6 months.

6. CAPITAL STOCK

In March 2018, the Company entered into an equity distribution agreement (“ATM Agreement”) with Canaccord Genuity Inc. (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to up to $10.0 million (the “Shares”) through Canaccord, as sales agent. The Shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the “Registration Statement”). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. During the six months ended June 30, 2018, the Company did not issue any shares of common stock under the ATM Agreement.

In January 2018, the Company completed an underwritten registered direct offering of 2,691,494 shares of common stock at a price of $2.35 per share. The total net proceeds of the offering were $5.7 million after deducting underwriter’s discounts and commissions, and expenses related to the offering.

On September 29, 2016, the Company closed a private placement with certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As of June 30, 2018, there were 1,401.7208 shares of Series A Preferred Stock outstanding, which remain convertible into 622,987 shares of the Company’s common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock with an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

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

7. WARRANTS

The Company has warrants to purchase its common stock outstanding as of June 30, 2018, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
September 2016	Liability	13,466,667	$2.25	September 2021
March 2015	Equity	3,699	$9.75	March 2025
July 2014	Equity	6,566	$7.99	July 2024
July 2012	Equity	52,046	$0.01	July 2022

8. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the six months ended June 30, 2018 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,158,348	$4.40	8.1	$436
Granted	1,149,550	2.68
Exercised	(919)	2.56
Cancelled	(1,236)	2.63
Outstanding at June 30, 2018	3,305,743	$3.80	8.4	$944
Vested and expected to vest at June 30, 2018	2,943,163	$3.94	8.2	$867
Exercisable at June 30, 2018	1,335,385	$5.00	7.3	$503

As of June 30, 2018, the unrecognized compensation cost related to outstanding options was $2.4 million and is expected to be recognized as expense over approximately 2.54 years. As of June 30, 2018, the weighted average grant date fair value of vested options was $3.35 and the weighted average grant date fair value of options outstanding was $2.44.

The weighted average grant date fair value per share of employee option grants was $1.67 and $0.96 for the three months ended June 30, 2018 and 2017, respectively, and $1.91 and $1.01 for the six months ended June 30, 2018 and 2017, respectively.

Stock-Based Compensation Expense

The Company granted stock options to employees during the three and six months ended June 30, 2018 and 2017. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using a Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $0.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development	$120	$129	$594	$240
General and administrative	288	242	216	624
Total stock-based compensation expense	$408	$371	$810	$864

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.81%	1.88%	2.72%	2.03%
Expected volatility	59.8%	60.2%	83.1%	63.2%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	1.97%	1.35%	1.97%	1.14%
Expected volatility	74.0%	59.7%	74.0%	69.5%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

9. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company recorded no income tax expense or benefit during the six months ended June 30, 2018 and 2017, due to a full valuation allowance recognized against its deferred tax assets.

TAX REFORM

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Cuts and Jobs Act of 2017 (“TCJA”) enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. Although the Company made a reasonable estimate of the gross amounts of the deferred tax assets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, a final determination of the TCJA’s impact on the deferred tax assets and related valuation allowance requirements remains incomplete pending a full analysis of the provisions of the TCJA and their interpretations. The ultimate impact of the TCJA on the Company’s reported results in 2018 and beyond may differ from the estimates provided therein, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the TCJA, different from what is presently contemplated. As of June 30, 2018, the Company has not recorded incremental accounting adjustments related to the TCJA as it continues to consider interpretations of its application. However, we expect to complete the accounting by December 2018.

10. EQUIPMENT LOAN PAYABLE

The Company had the following outstanding borrowing obligations for the periods indicated:

	June 30,	December 31,
	2018	2017
	(in thousands)
Silicon Valley Bank Equipment Loan Payable	$—	$178
Less: current portion	—	(178)
Long-term debt, net	$—	$—

In July 2014, the Company entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.8 million through March 31, 2015. The line was payable in 36 monthly installments of principal and interest, with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw, as published in the Wall Street Journal. Draws under the line of credit were secured by a first priority lien over all equipment purchased using the line of credit.

In accordance with the terms of the equipment line of credit, the Company issued a warrant to Silicon Valley Bank in July 2014 to purchase 6,566 shares of its common stock at an exercise price per share of $7.99 as discussed in Note 7.

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than its current business, merge or consolidate with other entities, create liens on its assets, make investments, repurchase stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt. The Company was in compliance with all required covenants as of December 31, 2017 and May 31, 2018 at which date the loan matured and was repaid.

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

Under the terms of the Collaboration Agreement, the Company is solely responsible for the costs to develop and commercialize any Collaboration Products with the following exceptions: (i) the establishment of certain manufacturing capabilities and facilities; (ii) the cost of basic research related to Intrexon’s proprietary technology outside of costs related to the Collaboration Products; (iii) payments related to certain in-licensed third party IP; (iv) the costs of filing, prosecution and maintenance of Intrexon patents; and (v) any other costs mutually agreed upon as being the responsibility of Intrexon. As partial consideration, the Company will pay commercialization milestones totaling $12 million, if and when achieved, and sales milestones totaling $22.5 million, if and when achieved. The milestone payments are payable in cash or shares of the Company’s common stock at the option of the Company. In the event the Company is sold prior to making any of these milestone payments and the Collaboration Agreement is transferred in the sale, the milestone payments would be payable in cash. The Company is also required to make low double-digit royalty payments to Intrexon on any gross profit arising from the sale of Collaboration Products and to pay an intermediate double-digit percentage of any sublicensing revenue it receives.

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product or upon 90 day written notice of cancellation by the Company. There were no expenses incurred under the collaboration for the six months ended June 30, 2018 and 2017. The total accrued expenses due to Intrexon at June 30, 2018 and December 31, 2017 were $3.0 million and $3.0 million, respectively. These expenses were included in research and development in the consolidated statements of operations at the time they were incurred.

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

The Company paid Purpose $0 million and $0.1 million in the six months ended June 30, 2018 and 2017, respectively.

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

Overview

We are a leader in the development of restorative cell therapies (RCTs). We use the term RCT to refer to a new class of products we are developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue.  Our lead investigational product, NeoCart, is an innovative cell therapy that utilizes various aspects of our RCT technology platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is designed to rebuild a patient’s own knee cartilage to treat pain at the source, improve function and potentially prevent a patient’s progression to osteoarthritis. We have designed NeoCart to perform like articular hyaline cartilage at the time of treatment with the objective of providing patients with an accelerated recovery as compared to other alternatives, including microfracture, the current standard of care used to treat knee cartilage damage. NeoCart is one of the most rigorously studied restorative cell therapies for orthopedic use and is currently in a 249 patient, Phase 3 clinical trial. Patient enrollment in this trial is complete with top-line, one-year superiority data expected in the third quarter of 2018, with a potential Biologics License Application (BLA) submission expected by the end of 2018.

In December 2017, we entered into a license agreement with MEDINET Co., Ltd. (MEDINET) for the development and commercialization of NeoCart in Japan for the replacement or repair of damaged, worn or defective cartilage. Pursuant to the terms of the license agreement, we received a non-refundable, up-front payment of $10.0 million and are eligible to receive up to an additional approximately $76.9 million in milestones, plus a transfer price for clinical and commercial supply and royalties, consisting of:

•	potential regulatory and development milestone payments of up to an aggregate of approximately $10.5 million;
•	sales-dependent milestones of up to an aggregate of approximately $66.4 million; and
•	tiered royalties on net sales of NeoCart in Japan;

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $226.8 million as of June 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in connection with our ongoing activities as we:

•	continue scale up and improvement of our manufacturing processes;
•	continue with the transition of our manufacturing technology transfer;
•	seek regulatory approvals and reimbursement from third-party payors and insurers for NeoCart or any other product candidates that successfully complete clinical trials;
•	prepare to commercialize NeoCart, if approved;
•	continue our research and development efforts;
•	conduct clinical trials of our future product candidates;
•	manufacture preclinical study and clinical trial materials;
•	hire additional personnel to support continuing operations;
•	maintain, expand and protect our intellectual property portfolio;
•	implement operational, financial and management systems associated with the potential commercialization of NeoCart, if approved; and
•	hire additional general and administrative personnel to operate as a public company.

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

In March 2018, we entered into an equity distribution agreement (the Equity Distribution Agreement) with Canaccord Genuity Inc. (Canaccord), pursuant to which we may, from time to time, sell shares of our common stock (the Shares), having an aggregate offering price of up to $10 million through Canaccord, as our sales agent. The Shares will be offered and sold by us pursuant to our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the Registration Statement). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the Securities Act), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. During the six months ended June 30, 2018, we did not issue any shares of common stock under the Equity Distribution Agreement.

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

Other Company Information

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. We have completed a study prior to December 31, 2017, to assess whether an ownership change has occurred and the results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012, 2013 and 2016. We have not recorded NOLs that as a result of these restrictions will expire unused. The limitations are an aggregate of $312.8 million for the years 2010 to 2016.

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

As of June 30, 2018, we have provided a full valuation allowance for deferred tax assets.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (JOBS Act) was enacted. Section 107 of the JOBS Act permits an “emerging growth company” or a “smaller reporting company” to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. We plan to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For so long as we are an “emerging growth company” or “smaller reporting company,” we intend to rely on exemptions relating to: (1) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earliest of: (a) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more, (b) December 31, 2019, the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (IPO), (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years and (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations

Three Month Periods Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three month period ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands)
Research and development expenses	$4,458	$4,208	$250	6%
General and administrative expenses	2,826	2,166	660	30
Other income (expense), net	3,507	(168)	3,675	(2,188)

Research and Development Expenses. Research and development expenses were $4.5 million for the three months ended June 30, 2018 as compared to $4.2 million for the three months ended June 30, 2017. The increase of $0.3 million was primarily due to increases in consulting costs of $0.4 million, supplies of $0.4 million, salary-related costs of $0.2 million and repairs of $0.1 million, which were partially offset by decreases in clinical trial costs of $0.7 million and depreciation of $0.1 million. We expect research and development expenses to decline over the next three quarters as an increasing number of patients complete their follow-up visits under the NeoCart Phase 3 clinical trial.

General and Administrative Expenses. General and administrative expenses were $2.8 million for the three months ended June 30, 2018 as compared to $2.2 million for the three months ended June 30, 2017. The increase of $0.6 million was primarily due to an increase of $0.3 million in salary-related expense and an increase of $0.3 million in consulting expenses and professional fees. We expect general and administrative expenses to rise over the next three quarters in connection with the potential commercialization of NeoCart.

Other (Expense), Net. Net other income (expense) was $3.5 million for the three months ended June 30, 2018 as compared to ($0.2) million for the three months ended June 30, 2017. The $3.7 million change was primarily due to a change in warrant liability caused by a decrease in our stock price in the three month period ended June 2018 relative to the three month period ended June 2017.

Six Month Periods Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the six month period ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands)
Research and development expenses	$7,744	$8,712	$(968)	(11)%
General and administrative expenses	5,633	4,492	1,141	25
Other (expense), net	(5,233)	(419)	(4,814)	1,149

Research and Development Expenses. Research and development expenses were $7.7 million for the six months ended June 30, 2018 as compared to $8.7 million for the six months ended June 30, 2017. The decrease of $1.0 million was primarily due to decreases in clinical trial costs of $1.4 million, salary-related costs of $0.1 million, and patient recruitment costs of $0.1 million, which were partially offset by an increase in supplies expense of $0.6 million. We expect research and development expenses to decline over the next three quarters as an increasing number of patients complete their follow-up visits under the NeoCart Phase 3 clinical trial.

General and Administrative Expenses. General and administrative expenses were $5.6 million for the six months ended June 30, 2018 as compared to $4.5 million for the six months ended June 30, 2017. The increase of $1.1 million was primarily due to an increase of $0.5 million in salary-related expense, $0.5 million in consulting expenses and professional fees and $0.2 million in facility-related costs which were partially offset by a $0.1 million decrease in depreciation. We expect general and administrative expenses to rise over the next three quarters in connection with the potential commercialization of NeoCart.

Other (Expense), Net. Net other expense was $5.2 million for the six months ended June 30, 2018 as compared to $0.4 million for the six months ended June 30, 2017. The $4.8 million change was primarily due to a change in warrant liability caused by an increase in our stock price in the six month period ended June 2018 relative to the six month period ended June 2017.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at June 30, 2018 of $226.8 million. We anticipate that we will continue to incur net losses for the next several years. Through June 30, 2018, we have funded our consolidated operations primarily through funds from the sale of equity securities, commercial bank debt, payments from collaboration activities, and, to a limited extent, revenue from product sales and grants. As of June 30, 2018, we had cash and cash equivalents $8.8 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs into the fourth quarter 2018. However, we will require additional capital to complete the filing of a biologics license application with the FDA and commercialize NeoCart, if approved, and for the future development of our existing product candidates. To meet our capital needs, we intend to raise additional capital through debt or equity financings, or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(in thousands)
Net cash used in operating activities	$(1,927)	$(12,974)	$11,047	(85)%
Net cash used in investing activities	(1,834)	(8,081)	6,247	(77)
Net cash provided by (used in) financing activities	5,452	(291)	5,743	(1,974)
Net increase (decrease) in cash and cash equivalents	$1,691	$(21,346)	$23,037	(108)%

Operating Activities

Cash used in operating activities decreased $11.0 million to $1.9 million for the six months ended June 30, 2018 from cash used of $13.0 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, the net cash provided in operating activities consisted primarily of deferred revenue of $10.0 million from our license agreement with MEDINET, and a $0.8 million charge for deferred rent and lease incentive, stock-based compensation expense of $0.8 million, depreciation expense of $0.3 million and a change in the fair value of warrant liability of $5.3 million, partially offset by our net loss of $18.6 million and a $0.5 million net change in operating assets and liabilities.

Investing Activities

Cash used in investing activities decreased $6.3 million to $1.8 million for the six months ended June 30, 2018 from $8.1 million for the six months ended June 30, 2017. The decreased use of cash was related to purchases of fixed assets of $2.7 million, which was offset by maturities of $0.9 million in marketable securities as compared to $8.0 million of marketable securities purchased in January 2017.

Financing Activities

Cash provided by financing activities increased $5.7 million for the six months ended June 30, 2018 due to the net proceeds received from the sale of our common stock of $5.7 million after deducting the underwriter’s discounts and commissions, and expenses relating to the offering.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of June 30, 2018, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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
•

complete the transition of the NeoCart raw material manufacturing processes to our in-house facilities and satisfy the United States Food and Drug Administration (the FDA) as to the comparability of such raw materials to those manufactured by third parties to support a Biologics License Application (BLA) for NeoCart or any additional filings related to changes to the BLA that we may make after the commercialization of NeoCart, if approved;

•	secure additional funding as may be needed, including, without limitation, to complete our NeoCart Phase 3 clinical trial, and file a BLA with the FDA;
•	obtain required regulatory approvals for the manufacturing and commercialization of NeoCart;
•	obtain adequate reimbursement from third-party payors for NeoCart or any other product that may be commercialized, if approved;
•

manage our spending as costs and expenses increase due to BLA preparation, potential regulatory approvals, manufacturing and potential commercialization and increased operational requirements (which may include, for example the banking of cell biopsies);

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

We are in the process of transitioning the manufacturing of certain raw materials and components in the NeoCart supply chain from outsourced contract manufacturers to in-house manufacturing facilities. This technology transfer currently extends to our source collagen and collagen honeycomb scaffold. In the future, we also intend to transition the three primary components of the CT3 bioadhesive – methylated collagen, curing component and activated polyethylene glycol – from outsourced contract manufacturers to in-house manufacturing facilities.

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

Although we do not anticipate changes to the raw materials, formulations or properties, nor do we anticipate material changes to the NeoCart manufacturing process or finished product specifications as a result of the transfers we are in the process of making or may make in the future, we are required to demonstrate to the FDA that the raw materials manufactured in our facility, and which may be manufactured under our direction in third-party facilities (including, without limitation, facilities operated by Collagen Solutions or other third-party manufacturers) are comparable to the raw materials that were manufactured in the previous contract manufacturers’ facilities. Demonstrating comparability requires evidence that the product is consistent with that produced for the clinical trial to assure that the technology transfer does not affect safety, identity, purity or efficacy during the expansion from pilot scale to full scale production. For example, in April 2016, the FDA approved our submission which provided equivalence data for the collagen manufactured at our Lexington, Massachusetts facility which would indicate that the collagen manufactured at such facility will require no further additional data or actual patient equivalence studies. Similarly, in August 2016, the FDA notified us that it approved our collagen scaffold equivalence strategy to use biomechanical data, once available, which we previously submitted in May 2016. However, there can be no assurance we will not be required to provide additional data to the FDA to support the approval of the NeoCart BLA.

In the future, the FDA may determine that such analytical data is not sufficient to prove comparability of the raw materials produced at our in-house manufacturing sites, or the sites of third parties under our direction, to the raw materials sourced from external vendors for earlier clinical trial work, including the NeoCart Phase 3 clinical trial. If this is the case, the FDA may require that we provide additional comparability preclinical or clinical data to provide evidence to support the comparability of the raw materials. The size, scope, length and costs of any new or supplemental testing or clinical trials that may be required by the FDA to provide such data are not known at this time. Failure or delay in obtaining FDA approval of the comparability of our NeoCart raw materials or the FDA requiring us to provide additional clinical data may result in delays to our current projected timelines and could have an adverse effect on our business, operating results and prospects.

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

We have invested a significant portion of our time and financial resources in the development of NeoCart, our product candidate in clinical development. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development, FDA approval, if at all, and commercialization of NeoCart. We may not complete our registration filings in our anticipated time frame. Even after we complete our BLA submission, the FDA may not accept our submission, may request additional information from us, including data from additional preclinical or clinical trials, and, ultimately, may not grant marketing approval for NeoCart. In addition, the clinical data we have generated to date is susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products.

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

We have incurred net losses in each year since our inception, including net losses of $26.4 million in 2017 and $16.2 million in 2016. As of June 30, 2018 and December 31, 2017, we had an accumulated deficit of $226.8 million and $208.2 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and potentially develop future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our expanding operations in connection with the commercialization of NeoCart, if approved. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. Given our current development plans, we anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the fourth quarter of 2018. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with the development and commercialization of cell therapies, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in our current or future efforts to complete the technology transfer and manufacturing location transition of our NeoCart raw material manufacturing process or completing our clinical trials or the development and commercialization of NeoCart or our future product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to generate revenue and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, reduce or cease our product development activities and operations.

We are currently advancing our lead product candidate NeoCart through clinical development. Developing cell therapies and combination products, such as NeoCart, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to file a BLA for NeoCart with the FDA, create additional manufacturing capacity for and to commercialize NeoCart and conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. If the FDA or comparable foreign regulatory authorities require that we perform additional manufacturing comparability testing, preclinical studies or clinical trials at any point or expand or extend our current trials, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals may be delayed depending upon our allocation of resources and available funding. Raising funds currently or in the then-current economic environment may be difficult and additional funding may not be available on acceptable terms, or at all.

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

The clinical development, manufacturing, quality assurance, labeling, storage, record-keeping, advertising, promotion, pharmacovigilance, import, export, marketing and distribution of NeoCart and our future product candidates are subject to extensive regulation by the FDA in the United States and by comparable authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity, and novelty of the products involved, as well as the target indications. Approval policies or regulations may change and the FDA has substantial discretion in the approval process for cell therapies and combination products, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

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

•

such authorities may find deficiencies in our manufacturing processes or facilities or those of third-party manufacturers with which we or any of our future development partners contract for clinical and commercial supplies; or

•

biologic, device or combination product approval policies, classifications and corresponding regulations of such authorities may significantly change in a manner rendering our or any of our future development partners’ clinical data insufficient for approval.

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

Even if NeoCart or our future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, third-party payors and the medical community. Coverage and timely reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any approved product candidates will depend on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the clinical indications and label claims for which our product candidate is approved;
•	acceptance by physicians, major operators of hospitals and clinics and patients of our product candidate as a safe and effective treatment;
•	the number of alternative treatments on the market and the potential and perceived advantages of our product candidates over such alternative treatments;
•	the safety of product candidates seen in a broader patient group, including their use outside the approved indications;
•	the cost of treatment relative to alternative treatments;
•	the availability of timely adequate reimbursement and pricing by third parties and government authorities;
•	the relative convenience and ease of administration;
•	the prevalence and severity of adverse events;
•	the effectiveness of our sales and marketing efforts; and
•	unfavorable publicity or regulations relating to our product candidates, competitive products, either on the market or in development, or cell or tissue therapies, in general.

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

In order to manufacture NeoCart, we operate our own cGMP manufacturing facility in Waltham, Massachusetts for production of NeoCart. In 2015, we completed the buildout of a facility for our cGMP manufacturing in Lexington, Massachusetts which we plan to further qualify to produce key NeoCart raw materials, including certain of the CT3 components, source collagen and collagen scaffold. In 2018, we made renovations to our cGMP manufacturing facility in Waltham, Massachusetts for production of the initial commercial supply of NeoCart upon FDA approval, if granted. While we own the manufacturing process, unforeseen issues or outside influences could impact potential supply. For example:

•

Our facility in Waltham may not meet FDA cGMP standards during the pre-approval inspection necessary for BLA approval, or our recent renovations may not be viewed as sufficiently comparable by the FDA during the BLA review, delaying BLA approval and resulting in added cost to mitigate issues identified during inspection.

•

Our Lexington, Massachusetts facility for production of key raw materials may not receive FDA approval to operate, resulting in delays while we implement improvements necessary to receive approval, leading to delays in the initiation of commercial production of NeoCart. We met with the FDA in December 2014 to obtain preliminary feedback and general acceptance of our raw material transition strategy. In April 2016, the FDA approved our production of collagen and the use of collagen in the NeoCart Phase 3 clinical trial.  In addition, in August 2016, the FDA also approved our collagen scaffold equivalence strategy subject to the submission of data that demonstrates the comparability of the scaffold used in the prior NeoCart clinical trials to scaffolds we produce. Additionally, we have entered into a supply agreement with Collagen Solutions pursuant to which we may request the manufacture of additional collagen used in our manufacture of NeoCart. Any raw materials manufactured or handled at facilities operated by Collagen Solutions or other third-party manufacturers will similarly need to be approved by the FDA for comparability, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. We are not currently using any collagen produced by Collagen Solutions. However, we may need additional supplies of collagen above those we anticipate being able to produce in-house after commercialization, if ever.

•

The raw material to be produced at our facilities may not be comparable to the raw materials sourced from external vendors for earlier clinical trial work, including the ongoing NeoCart Phase 3 clinical trial, according to our current projected timelines, and the FDA may delay approval of the new raw material source or require additional studies to show comparability. Such delays may impact the timing of our BLA submission for NeoCart and FDA approval, if granted at all.

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

•

The FDA may not approve implementation of a multi-unit or improved NeoCart reactor or other production improvements or such approvals may be delayed, which could result in capacity limitation and higher unit costs.

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

We have not yet completed clinical testing of any of our product candidates for the treatment of the indications for which we intend to seek approval, and we currently do not know the extent of adverse events, if any, that will be observed in individuals who receive any of our product candidates. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain regulatory approval or commercialize such product candidates.

The results of preclinical studies and early clinical trials are not always predictive of future results. Any product candidate we or any of our future development partners advance into clinical trials may not have favorable results in later clinical trials, if any, or receive regulatory approval.

The development of cell therapies and combination products has inherent risk. We or any of our future development partners will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The development of a cell therapy is a long, expensive and uncertain process, and delay or failure can occur at any stage of development, including after commencement and completion of any of our clinical trials. In addition, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Furthermore, our future trials will need to demonstrate sufficient safety and efficacy for approval by regulatory authorities in larger patient populations. Companies frequently suffer significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.

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

Even if we successfully develop and obtain regulatory approval for NeoCart and our future product candidates, the market may not understand or accept them. NeoCart and our future product candidates represent novel treatments and are expected to compete with a number of surgical options and more conventional products and therapies manufactured and marketed by others, including major pharmaceutical and biotechnology companies. The degree of market acceptance of any of our developed and potential product candidates will depend on a number of factors, including:

•	the clinical safety and effectiveness of NeoCart and our future product candidates and their perceived advantage over alternative treatment methods, if any;
•	the design of the trial protocol for our NeoCart Phase 3 clinical trial and the data generated in the trial;
•	adverse events involving NeoCart and our future product candidates or the products or product candidates of others;
•	the performance and price of NeoCart and the competitive products in the market; and
•	the cost of manufacturing our products, the selling price of our products, and the reimbursement policies of government and private third-party payors.

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

We currently produce materials for clinical trials, including production of NeoCart, at our existing manufacturing facilities in Waltham, Massachusetts, which we have designed and operated to be compliant with FDA and other regulatory authorities’, cGMP and the current Good Tissue Practice as and if applicable, requirements. While we believe these facilities provide us with sufficient capacity to meet our expected clinical demand and our initial commercial launch demand, it is possible that the demand for products could exceed our existing manufacturing capacity. It will become necessary or desirable for us to expand our manufacturing capabilities for our cell therapy technology platform in the future, which may require us to invest significant amounts of capital and to obtain additional regulatory approvals. We may not be able to fund future expansions of additional clean rooms and associated equipment and validations to support NeoCart production, or the FDA or other regulatory authorities may require additional data that may delay our ability to supply anticipated market needs. If we are unable to meet rising demand for products on a timely basis or unable to maintain cGMP compliance standards, then it is likely that our clients and potential clients will elect to pursue alternative treatment options, which could materially and adversely affect the level of our revenues and our prospects for growth.

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

Components of cell therapies, such as medical devices and other constituents, that are approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP requirements. In addition, the manufacturing process for cell therapies and combination products may be required to be modified from time to time in response to FDA or other regulatory authorities’ requests. Manufacture of cell- or tissue-based therapies is complex and subjects companies to significant regulatory burdens that may change over time. We may encounter difficulties in the production of our product candidates due to our limited manufacturing experience or due to the fact that we will only have one manufacturing suite in operation through the initial phase of commercialization, if any.

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

We are required to identify and enroll a sufficient number of patients that meet inclusion criteria under investigation for our clinical trials, including, for example, a future NeoCart clinical trial in pediatric patients with knee cartilage damage. There is a limited patient population from which to draw participants in clinical trials. We may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are a limited number of specialized orthopedic surgeons that perform cartilage repair implantation procedures and among physicians who perform such procedures, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of product candidates. For example, in November 2015 we changed our guidance for the completion of patient enrollment in the NeoCart Phase 3 clinical trial from June 2016 to June 2017 based on enrollment trends in November 2015 not meeting our expectations. We completed enrollment in the NeoCart Phase 3 clinical trial in June 2017.

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

We believe that our ability to successfully compete will depend on, among other things:

•

our ability to fund our operations at levels that enable us to appropriately manage the risks associated with the development, regulatory process and potential commercialization of NeoCart and any other product candidates we may develop in the future;

•	the results of our and our collaborative partners’ preclinical studies and clinical trials;
•	the relative prices and perceived value of competitive products as compared to NeoCart;
•	our ability to recruit and enroll patients for our clinical trials;
•	the relative efficacy, safety, ease of use, reliability and durability of our product candidates, including the ease of logistics and reliability of delivery of our product to our customers;
•	the speed at which we and our competitors develop our respective product candidates, and any improvements to those candidates;
•	our ability to design and successfully execute appropriate clinical trials;
•	our ability to commercialize and market any of our product candidates that receive regulatory approval;
•	our ability to manufacture raw materials and NeoCart implants for use in any future clinical trials or commercial supply, if approved;
•	our ability to manufacture and sell commercial quantities of any approved products to the market;
•	our ability to protect and develop intellectual property rights related to our products;
•	the timing and scope of regulatory approvals, if any;
•	our ability to maintain a good relationship with regulatory authorities;
•	market perception and acceptance of cell or tissue therapies;
•	acceptance of our product candidates by physicians, patients and institutions;
•	the cost to manufacture and price of our products; and
•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare.

If our competitors market products that are more effective, safer or less expensive than our future products or that reach the market sooner than our future products, we may not achieve commercial success. In addition, market reception to MACI, another product offered to treat knee cartilage defects could negatively impact a future launch of NeoCart following FDA approval, if at all. Any inability to compete effectively will adversely impact our business and financial prospects.

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

Any delays in the commencement of our clinical trials will delay our ability to pursue regulatory approval for our product candidates. Changes in U.S. and foreign regulatory requirements and guidance to cell therapies or combination products also may occur and we may need to conduct additional preclinical studies or amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to institutional review boards for re-examination, which may affect the costs, timing and likelihood of a successful completion of a clinical trial. If we or any of our future development partners experience delays in the completion of, or if we or any of our future development partners must terminate, any clinical trial of any product candidate our ability to obtain regulatory approval for that product candidate will be delayed and the commercial prospects, if any, for the product candidate may suffer as a result. In addition, many of these factors may also ultimately lead to the denial of regulatory approval of a product candidate.

Regulatory authorities, including the FDA, PMDA and the European Medicines Agency, may disagree with our interpretations of data from pre-clinical studies and clinical trials, or change requirements related to these studies and trials. Regulatory authorities also may approve a product for narrower indications than requested or may grant approval subject to the performance of post-marketing studies for a product. There can be no guarantee that such post-approval studies, if required, will corroborate the results of earlier trials. Furthermore, the market use of such products may show different safety and efficacy profiles to those demonstrated in the trials on which marketing approval was based. Such circumstances could lead to the withdrawal or suspension of marketing approval for the product, which could have a material adverse effect on our business, financial condition, operating results or cash flows. In addition, regulatory authorities may not approve or agree with the labeling claims that are necessary or desirable for the successful commercialization of our products.

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

We have no experience selling and marketing any products. We do not currently have any infrastructure or personnel for the sale, marketing and distribution of any of our product candidates upon approval, if at all, and we must build this infrastructure in order to commercialize any product candidates for which we may obtain approval in the United States or make arrangements with third parties to perform these functions for us outside of the United States. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities, either on our own or with others. The establishment and development of a sales force, either by us or jointly with a development partner, or the establishment of a contract sales force to market any product candidates we may develop will be expensive and time consuming and could delay any commercial launch. If we or any of our future development partners are unable to establish sales and marketing capabilities or any other nontechnical capabilities necessary to commercialize any product candidates we may successfully develop, we will need to contract with third parties to market and sell such product candidates. We may not be able to establish arrangements with third parties on acceptable terms, if at all.

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

We have relied upon and plan to continue to rely upon third parties to monitor our investigative clinical sites and monitor and manage data for our ongoing clinical programs. For example, we rely on these parties for the collection and reporting of our primary and secondary endpoint data, execution of our clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our nonclinical studies in accordance with good laboratory practices. We and our third-party service providers are required to comply with good clinical practices, which are regulations and guidelines enforced by the FDA, as well as comparable foreign regulations and guidelines, for all of our product candidates in clinical development. Regulatory authorities enforce these good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party service providers or clinical trial sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with good clinical practices requirements. In addition, our clinical trials must be conducted with product produced under applicable good manufacturing practices requirements. Failure to comply with these regulations may require us to repeat nonclinical and clinical trials, which would delay the regulatory approval process.

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

We are highly dependent on members of our management and scientific teams, including Adam Gridley, our Chief Executive Officer and President; Donald Haut, Ph.D., our Chief Business Officer; E. Lynne Kelley, M.D., our Chief Medical Officer; Stephen Kennedy, our Chief Operating Officer; and Jonathan Lieber, our Chief Financial Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any of our executives or other employees.

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

Given the specialized nature of cell and tissue therapy and that it is a relatively new field, there is an inherent scarcity of experienced personnel in the field. We may not be able to attract or retain qualified management, finance, sales and marketing, scientific and clinical personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and related rules, our management will be required to report upon the effectiveness of our internal control over financial reporting when we are no longer a “smaller reporting company” or an “emerging growth company,” each as defined under the Exchange Act. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 for a period of no more than five years. Once we are no longer an emerging growth company or smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we need to: upgrade our systems, including information technology; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.  The timing of implementation of these changes may coincide with the potential commercialization of NeoCart, which may divert the time and resources of the management and other employees during commercialization activities in order to comply with the enhanced requirements.

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

We have never obtained marketing approval from the FDA or any comparable foreign regulatory authority for NeoCart or any of our products in the recent past. Our ability to obtain regulatory approval of our product candidates depends on, among other things, whether our clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our future clinical trials is sufficient to support approval for any of our product candidates. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes, comparability data for our critical raw materials, or facilities are insufficient to support approval. We may need to conduct more clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval, we may not be successful in commercializing approved product candidates. If any of these events occur, our business could be materially harmed and the value of our common stock would likely decline.

Our clinical development of NeoCart could be substantially delayed if the FDA requires us to conduct additional studies or trials or imposes other requirements or restrictions.

We will need to generate and provide the FDA with comparability data from our new raw material production for the critical raw materials used in our manufacturing process and intended for commercial use. The FDA may also require us to generate additional preclinical or clinical data to support the use of these new critical raw material supplies prior to commercialization, if any. These additional requirements may cause delays in our NeoCart development program which could require us to incur additional development costs, seek funding for these increased costs or delay or cease our clinical development and BLA submission activities for NeoCart. Any inability to advance NeoCart or any other product candidate through clinical development would have a material adverse effect on our business.

We expect to conduct an additional study in pediatric patients if NeoCart is approved. The recently enacted Food and Drug Administration Safety and Innovation Act made permanent the Pediatric Research Equity Act, which requires a sponsor to conduct pediatric studies for most tissue regeneration products for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the Pediatric Research Equity Act, original NDAs and BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations, and it is likely that we will negotiate with FDA the terms of such a deferral. A deferral may be granted for several reasons, including a finding that the tissue regeneration products is ready for approval for use in adults before pediatric studies are initiated or completed or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continuing and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, facilities registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling.

In addition, later discovery of previously unknown problems with our products, manufacturing processes, or failure to comply with regulatory requirements, may lead to various adverse results, including:

•	restrictions on such products, manufacturers, facilities or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing clinical trials;
•	requirements to institute a risk evaluation and mitigation strategy to monitor safety of the product post-approval;
•	warning letters issued by the FDA or other regulatory authorities;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recalls of products, fines, restitution or disgorgement of profits or revenue;
•	suspension, revocation or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates or future facilities expansions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

We completed our initial public offering in December 2014 at an initial price to the public of $11.00 per share. Subsequently, our common stock has traded as low as $1.39 per share, and as of August 7, 2018, the closing price per share of our common stock, as reported by The Nasdaq Capital Market, was $2.34. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

•

the failure of our Phase 3 clinical trial for NeoCart to reach its primary endpoints or the delay or failure of our ability to submit a BLA to the FDA or secure regulatory approvals for NeoCart in a timely manner;

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

As of August 7, 2018, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned approximately 56% of our outstanding capital stock. These stockholders have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Histogenics Corporation

Dated: August 9, 2018	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2018	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)