Form 10-Q
period 2018-09-30
HISTOGENICS CORP
filed 2018-11-08
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No☒

As of November 6, 2018, there were 62,025,398 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “Histogenics,” “Company,” “registrant,” “we,” “us,” and “our” mean Histogenics Corporation and its subsidiaries unless the context indicates otherwise. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	expectations regarding the timing and success of discussions with the U.S. Food and Drug Administration (FDA) regarding the submission of a Biologics License Application (BLA) for NeoCart to the FDA;
•

the ability to obtain and maintain regulatory approval of our product candidates and the labeling for any approved products, including the timing of a submission of a BLA to the FDA, the FDA’s response to such submission and any requirement by the FDA to complete additional clinical trials or supply other data in advance of any approval;

•

our need for additional financing, our ability to raise additional funds on commercially reasonable terms and our ability to obtain stockholder approval to increase authorized shares as our ability to raise capital through the issuance of additional shares of our common stock or convertible securities is restricted by the limited number of our residual authorized shares of common stock;

•	our expectations regarding our expenses and revenues, the sufficiency of our cash resources, the timing of our future profitability, if at all;
•	the scope, progress and costs of developing and commercializing NeoCart or any future product candidates;
•	our ability to establish and maintain development and commercialization partnerships;
•	our ability to adequately manufacture our product candidates and the raw materials utilized therein;
•	our technology, manufacturing capacity, location and partners;
•	the rate and degree of reimbursement and market acceptance of any of our product candidates;
•	our expectations regarding competition, including the actions of competitors and the perceived relative performance in the marketplace of NeoCart as compared to competitive products;
•	the size and growth of the potential markets for our product candidates, our ability to serve those markets and our ability to gain market share;
•	our ability to manufacture our product candidates at an acceptable cost and scale to serve those markets;
•	our ability to obtain and maintain intellectual property protection for our product candidates and our cell therapy technology platform;
•	the timing and success of preclinical studies and clinical trials conducted by us or our development partners, including the timing of commencement, enrollment, completion and regulatory filings;
•	updated or refined data based on continuing review and quality control analysis of clinical data, including the NeoCart Phase 3 clinical trial data;
•	our anticipated growth strategies;
•	our securities’ or industry analysts’ expectations regarding the commercial success of NeoCart, if approved, and the timing and success of any clinical trials we may initiate in the future;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to attract and retain key personnel;
•	regulatory developments in the United States and foreign countries; and
•	our plans for the use of our cash and cash equivalents.

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

HISTOGENICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,192	$7,081
Marketable securities	—	900
Prepaid expenses and other current assets	825	194
Total current assets	6,017	8,175
Property and equipment, net	4,352	2,723
Other assets, long-term	375	—
Restricted cash	137	137
Total assets	$10,881	$11,035

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,690	$776
Accrued expenses	1,973	2,705
Current portion of deferred revenue	5,000	—
Current portion of deferred rent	42	35
Current portion of deferred lease incentive	238	111
Current portion of equipment loan	—	178
Total current liabilities	8,943	3,805
Accrued expenses due to Intrexon Corporation	3,040	3,040
Deferred revenue, net of current portion	5,000	—
Deferred rent, net of current portion	334	280
Deferred lease incentive, net of current portion	1,085	499
Warrant liability	2,155	14,679
Total liabilities	20,557	22,303

Commitments and contingencies (Note 5)

Convertible preferred stock and stockholders’ equity (deficit):

Convertible preferred stock, $0.01 par value; 30,000 shares authorized, 400.4910 and 4,605.6533 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 35,002,742 and 24,571,029 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	221	159
Additional paid-in capital	206,115	196,760
Accumulated deficit	(216,012)	(208,187)
Total stockholders’ deficit	(9,676)	(11,268)
Total liabilities and stockholders’ deficit	$10,881	$11,035

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,563	3,488	12,307	12,200
General and administrative	2,426	2,225	8,059	6,717
Total operating expenses	6,989	5,713	20,366	18,917
Loss from operations	(6,989)	(5,713)	(20,366)	(18,917)
Other income (expense):
Interest income, net	19	39	88	114
Other expense, net	(21)	(52)	(71)	(142)
Change in fair value of warrant liability	17,776	(269)	12,524	(673)
Total other income (expense), net	17,774	(282)	12,541	(701)
Net income (loss)	$10,785	$(5,995)	$(7,825)	$(19,618)
Other comprehensive income (loss):
Unrealized gain from available for sale securities	—	1	—	—
Comprehensive income (loss)	$10,785	$(5,994)	$(7,825)	$(19,618)

Net income (loss) attributable to common stockholders—basic	$10,650	$(5,080)	$(7,657)	$(16,380)
Net (loss) attributable to common stockholders—diluted	$(7,126)	$(5,080)	$(20,181)	$(16,380)
Net income (loss) per common share—basic	$0.36	$(0.23)	$(0.27)	$(0.74)
Net loss per common share—diluted	$(0.24)	$(0.23)	$(0.68)	$(0.74)
Weighted-average shares used to compute income (loss) per common share—basic	29,737,632	22,552,341	28,723,500	22,219,666
Weighted-average shares used to compute income (loss) per common share—diluted	29,737,632	22,552,341	29,515,700	22,219,666

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,825)	$(19,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	364	1,178
Amortization of discount of investments	—	24
Deferred rent and lease incentive	774	(407)
Stock-based compensation	1,249	1,233
Change in fair value of warrant	(12,524)	673
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(631)	(85)
Other assets, long-term	(375)	—
Accounts payable	861	(761)
Accounts payable due to Intrexon Corporation	—	(360)
Accrued expenses	(732)	(578)
Deferred revenue	10,000	—
Net cash used in operating activities	(8,839)	(18,701)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,940)	(132)
Proceeds from maturities of marketable securities	900	6,159
Purchases of marketable securities	—	(8,004)
Net cash used in investing activities	(1,040)	(1,977)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on equipment term loan	(178)	(437)
Net proceeds from issuance of common stock	8,164	—
Proceeds from exercise of warrants	2	—
Proceeds from exercise of stock options	2	5
Net cash provided by (used in) financing activities	7,990	(432)
Net decrease in cash and cash equivalents and restricted cash	(1,889)	(21,110)
Cash and cash equivalents and restricted cash—Beginning of period	7,218	32,045
Cash and cash equivalents and restricted cash—End of period	$5,329	$10,935
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$53	$—
Public offering costs in accounts payable and accrued expenses	$160	$—

See accompanying notes to unaudited consolidated financial statements

HISTOGENICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company is a leader in the development of restorative cell therapies (“RCTs”).  RCTs refer to a new class of products the Company is developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. NeoCart, the Company’s lead investigational product, is an innovative cell therapy that utilizes various aspects of the Company’s RCT technology platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is designed to rebuild a patient’s own knee cartilage to treat pain at the source, improve function and potentially prevent a patient’s progression to osteoarthritis. NeoCart is one of the most rigorously studied restorative cell therapies for orthopedic use and is currently in a 249 patient, Phase 3 clinical trial in the United States (the “U.S.”) under a special protocol assessment with the U.S. Food and Drug Administration (the “FDA”). In the third quarter of 2018, the Company announced that its Phase 3 clinical trial of NeoCart did not meet the primary endpoint of a statistically significant improvement in pain and function in a dual threshold responder analysis one year after treatment as compared to microfracture. However, NeoCart did demonstrate statistically significant and clinically meaningful improvements on the dual threshold responder analysis six months after treatment and on nearly all individual pain and function measures when compared to microfracture one and two years after treatment. As a result, the Company met with the FDA on October 30, 2018 to discuss the data and a potential Biologics License Application (“BLA”) submission. The FDA has not made a final decision regarding a potential BLA submission. The Company and the FDA are continuing to discuss the clinical data generated to date, the potential need for any additional supplemental clinical data (which may include longer-term data from the ongoing Phase 3 clinical trial or additional studies) and potential alternative regulatory pathways for the BLA to be accepted.

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

In March 2018, the Company entered into an equity distribution agreement (“ATM Agreement”) with Canaccord Genuity Inc. (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $10.0 million (the “Shares”) through Canaccord, as sales agent. During the nine months ended September 30, 2018, the Company sold an aggregate of 5,766,247 shares of common stock and received $4.0 million after deducting commissions related to the ATM Agreement and other offering costs. From October 1, 2018 through November 6, 2018, the Company sold an aggregate of 867,656 shares of its common stock and received $0.5 million after deducting commissions related to the ATM Agreement.

On October 10, 2018, the Company closed an underwritten public offering of 26,155,000 shares of its common stock and warrants to purchase up to 19,616,250 shares of common stock, at a combined purchase price of $0.65 per share of common stock and accompanying warrant. The gross proceeds from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by the Company.  The warrants are exercisable immediately upon issuance at a price of $0.70 per share of common stock and have a term of five years commencing on the date of issuance.

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

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2018 of $216.0 million and has incurred losses and cash flow deficits from operations for the nine months ended September 30, 2018 and 2017. The Company has financed operations to date primarily through public and private placements of equity securities, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the next several years. The Company believes that its existing cash, cash equivalents and marketable securities will only be sufficient to fund its projected cash needs into the middle of 2019. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional capital to sustain operations through FDA approval of NeoCart and to commercialize NeoCart, if approved. To meet its capital needs, the Company intends to raise additional capital through debt or equity financing or other strategic transactions. However, such financing may not be on favorable terms or available to the Company. The failure of the Company to obtain sufficient funds on commercially acceptable terms when needed will have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

Basis of Accounting

The consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2018 and 2017. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the nine months ended September 30, 2018, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. Other than the warrants issued in connection with the private placement transaction which closed on September 29, 2016, the Company had no assets or liabilities classified as Level 3 as of September 30, 2018 and December 31, 2017. Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2018 and twelve months ended December 31, 2017.

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

The Company’s financial instruments as of September 30, 2018 consisted primarily of cash and cash equivalents and warrant liability. The Company’s financial instruments as of December 31, 2017 consisted primarily of cash, cash equivalents and marketable securities and warrant liability. As of September 30, 2018, and December 31, 2017, the Company’s financial assets recognized at fair value consisted of the following:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
September 30, 2018
Assets:
Cash Equivalents
Money market funds	$3,933	$3,933	$—	$—
Total	$3,933	$3,933	$—	$—
Liabilities:
Warrant liability	$2,155	$—	$—	$2,155
December 31, 2017
Assets:
Cash Equivalents
Money market funds	$5,547	$5,547	$—	$—
Marketable securities
Asset-backed securities	$900	$—	$900	$—
Liabilities:
Warrant liability	$14,679	$—	$—	$14,679

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

September 30, 2018
(in thousands)
Beginning balance, December 31, 2017	$14,679
Change in fair value of warrant liability	(12,524)
Ending balance	$2,155

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in money market accounts. In addition, the Company has recorded restricted cash of $0.1 million as of September 30, 2018 and December 31, 2017. Restricted cash consist of security provided for lease obligation.

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

The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no available for sale securities as of September 30, 2018.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company currently generates revenue primarily through collaborative research, development and commercialization agreements. The terms of these agreements may contain multiple promises which may include:  (i) licenses to the Company’s technology; (ii) services related to the transfer and update of know-how; and (iii) manufacturing supply services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront license fees; milestone payments; royalties on future product sales; and fees for manufacturing supply services. None of the Company's contracts as of September 30, 2018 contained a significant financing component.

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

Collaboration Revenue

While no revenue has been recognized as of September 30, 2018, the Company expects to generate revenue through collaboration and license agreements with strategic partners for the development and commercialization of product candidates. The collaboration and license agreements are within the scope of Accounting Standards Codification (“ASC 606”) Revenue from Contracts with Customers.

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

In exchange for the license, MEDINET agreed to pay the Company an upfront cash payment of $10.0 million which the Company received in January 2018. As of September 30, 2018, the contract with MEDINET was wholly unperformed and all revenue under the License Agreement has been deferred and has not been recognized. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.0 million. The Company expects to recognize revenue on approximately 50% and 100% of the remaining performance obligations over the next 12 months and the following 12 months, respectively.

MEDINET also agreed to pay the Company tiered royalties, at percentages ranging from the low single digits to low double digits, of net sales of MEDINET products governed by the License Agreement. Over the life of the License Agreement, the Company is eligible to receive up to ¥330 million ($2.9 million as of September 30, 2018) in development milestone payments, $1.0 million and ¥720 million ($7.4 million as of September 30, 2018) in regulatory payments and up to an aggregate of ¥7,300 million ($64.1 million as of September 30, 2018) for the achievement of certain commercial milestones related to the sales of MEDINET products governed by the License Agreement.

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

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the nine months ended September 30, 2018. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

Warrant Accounting

As noted in Note 6, Capital Stock, the Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheet if the warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. Each warrant of this type is initially recorded at fair value on date of grant using the Monte Carlo simulation model net of issuance costs, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted upon issuance of this Update. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance on changes to the terms or conditions of a share based payment award that requires an entity to apply modification accounting. The guidance is effective prospectively for annual periods beginning after December 15, 2017, and for interim periods and annual periods thereafter. There were no modifications to the Company’s share based payment awards during the nine months ended September 30, 2018.

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

	As of September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$5,192	$10,798
Restricted cash	137	137
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$5,329	$10,935

In February 2016, the FASB issued ASU No. 2016-02- Leases (Topic 842). This standard requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company estimates that it will recognize approximately $8 million to $10 million of right-of-use assets and corresponding lease liabilities on the balance sheet upon adoption. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation; final balance sheet impacts will depend on the lease portfolio as the time of adoption. The Company does not expect that adoption will have a material impact on its results of operations or statement of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In the fourth quarter of 2017, the Company early adopted ASC 606 and this standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The Company had only one revenue arrangement as of the adoption date. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Topic 606 provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for revenues, see Note 2, Revenue Recognition.

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the three and nine months ended September 30, 2018, there was dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net Income (loss)	$10,785	$(5,995)	$(7,825)	$(19,618)
Net income (loss) attributable to Series A Preferred Stock (a)	135	(915)	(168)	(3,238)
Income (loss) attributable to common stockholders - basic	$10,650	$(5,080)	$(7,657)	$(16,380)
Effect of dilutive securities:
Deduct change in fair value of warrant liability	(17,776)	—	(12,524)	—
Numerator for dilutive EPS-Earnings(loss) attributable to common stockholders after assumed conversions	$(7,126)	$(5,080)	$(20,181)	$(16,380)
Denominator:
Weighted-average number of common shares used in earnings (loss) per share - basic	29,737,632	22,552,341	28,723,500	22,219,666
Effect of dilutive securities:
Nonparticipating warrants	—	—	792,200	—
Denominator for diluted EPS-Adjusted weighted average shares	29,737,632	22,552,341	29,515,700	22,219,666
Earnings (loss) per share - basic	$0.36	$(0.23)	$(0.27)	$(0.74)
Loss per share - diluted	$(0.24)	$(0.23)	$(0.68)	$(0.74)
(a)	The Series A Preferred Stock participates in income and losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Three and Nine months ended September 30,
	2018	2017
Unvested restricted stock and options to purchase common stock	3,655,578	2,194,630
Series A preferred stock unconverted	177,996	3,826,920
Warrants exercisable into common stock	13,528,978	13,633,070

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Office equipment	$279	$279
Laboratory equipment	4,670	4,565
Leasehold improvements	7,711	7,712
Construction in progress	2,876	990
Software	96	96
Total property and equipment	15,632	13,642
Less: B depreciation	(11,280)	(10,919)
Property and equipment, net	$4,352	$2,723

Depreciation expense related to property and equipment amounted to $0.1 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

On September 5, 2018, the Company experienced a drop in stock price of 73%. As a result, the Company applied the multi-step process as described in FASB Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment”. The first step requires the Company to determine whether there are indicators of impairment of its long-lived assets. It concluded that the drop in stock price was a triggering event for impairment. Step 2 of the process is to determine whether the carrying amount of the asset group is recoverable, based on a comparison of the total undiscounted future cash flows from the asset group to the carrying amount of the asset group. It was determined that the undiscounted cash flows are less than the carrying value of the net asset group. Step 3 is to measure the impairment loss by determining if the if the carrying value of the long-lived asset group exceeds its fair value. The Company concluded that the carrying value of the asset group did not exceed its fair value and therefore there is no impairment charge.

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

Rent expense under operating lease agreements amounted to approximately $0.4 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of September 30, 2018, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and
•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of September 30, 2018, the Company has paid an aggregate $0.8 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the term of the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of September 30, 2018, the Company has paid an aggregate $1.1 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

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

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. In February 2017, the Company entered into an amendment with the Supplier. Pursuant to the amendment, the Company agreed to pay the Supplier approximately $0.1 million in exchange for eliminating the minimum annual order of material and/or services and any other amounts due to Supplier. As of September 30, 2018, the Company has paid $0.1 million under the terms of the amendment. There is no remaining obligation to be paid.

6. CAPITAL STOCK

In March 2018, the Company entered into an equity distribution agreement (“ATM Agreement”) with Canaccord Genuity Inc. (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to up to $10.0 million (the “Shares”) through Canaccord, as sales agent. The Shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the “Registration Statement”). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. During the nine months ended September 30, 2018, the Company sold an aggregate of 5,766,247 shares of common stock and received $4.0 million after deducting commissions related to the ATM Agreement.

In January 2018, the Company completed an underwritten registered direct offering of 2,691,494 shares of common stock at a price of $2.35 per share. The total net proceeds of the offering were $5.7 million after deducting underwriter’s discounts and commissions, and expenses related to the offering.

On September 29, 2016, the Company closed a private placement with certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As of September 30, 2018, there were 400.4910 shares of Series A Preferred Stock outstanding, which remain convertible into 177,996 shares of the Company’s common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock with an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. Upon a fundamental transaction, the holders of the warrant may require the Company to purchase any unexercised warrants in an amount equal to the Black-Scholes value of the warrant. A fundamental transaction is defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The warrants became exercisable following approval of the Private Placement by our stockholders in November 2016 and expire five years after the date of such stockholder approval. The Company determined the warrants are classified as a liability on the consolidated balance sheet because they contain a provision whereby in a fundamental transaction (as described above), the holder can elect to receive either the amount they are entitled to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $30.7 million and approximately $0.4 million excess of the fair value of the liability recorded for these warrants over the proceeds received was recorded as a charge to earnings in the third quarter of 2016 and included in warrant expense within the consolidated statement of operations.

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

7. WARRANTS

The Company has warrants to purchase its common stock outstanding as of September 30, 2018, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
September 2016	Liability	13,466,667	$2.25	November 2021
March 2015	Equity	3,699	9.75	March 2025
July 2014	Equity	6,566	7.99	July 2024
July 2012	Equity	52,046	0.01	July 2022

8. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the nine months ended September 30, 2018 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,158,348	$4.40	8.1	$436
Granted	1,530,150	2.38
Exercised	(919)	2.56
Cancelled	(32,001)	2.71
Outstanding at September 30, 2018	3,655,578	$3.57	8.3	$—
Vested and expected to vest at September 30, 2018	3,288,917	$3.69	8.2	$—
Exercisable at September 30, 2018	1,460,898	$4.86	7.2	$—

As of September 30, 2018, the unrecognized compensation cost related to outstanding options was $2.5 million and is expected to be recognized as expense over approximately 2.51 years. As of September 30, 2018, the weighted average grant date fair value of vested options was $3.25 and the weighted average grant date fair value of options outstanding was $2.33. On October 1, 2018, the Company approved a repricing of 2,774,140 stock options granted prior to September 1, 2018. See Note 12 for further discussion of the repricing.

The weighted average grant date fair value per share of employee option grants was $1.06 and $1.14 for the three months ended September 30, 2018 and 2017, respectively, and $1.77 and $1.01 for the nine months ended September 30, 2018 and 2017, respectively.

Stock-Based Compensation Expense

The Company granted stock options to employees during the three and nine months ended September 30, 2018 and 2017. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using a Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $0.4 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development	$131	$86	$352	$326
General and administrative	307	283	897	907
Total stock-based compensation expense	$438	$369	$1,249	$1,233

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.92%	1.95%	2.77%	2.03%
Expected volatility	86.4%	60.0%	87.5%	63.1%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	1.97%	1.35%	1.97%	1.28%
Expected volatility	74.0%	59.7%	74.0%	63.0%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

9. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company recorded no income tax expense or benefit during the nine months ended September 30, 2018 and 2017, due to a full valuation allowance recognized against its deferred tax assets.

TAX REFORM

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Cuts and Jobs Act of 2017 (“TCJA”) enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. Although the Company made a reasonable estimate of the gross amounts of the deferred tax assets as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, a final determination of the TCJA’s impact on the deferred tax assets and related valuation allowance requirements remains incomplete pending a full analysis of the provisions of the TCJA and the related interpretations. The ultimate impact of the TCJA on the Company’s reported results in 2018 and beyond may differ from the estimates provided therein, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the TCJA, different from what is presently contemplated. As of September 30, 2018, the Company has not recorded incremental accounting adjustments related to the TCJA as it continues to consider interpretations of its application. However, we expect to complete the accounting by December 2018.

10. EQUIPMENT LOAN PAYABLE

The Company had the following outstanding borrowing obligations for the periods indicated:

	September 30,	December 31,
	2018	2017
	(in thousands)
Silicon Valley Bank Equipment Loan Payable	$—	$178
Less: current portion	—	(178)
Long-term debt, net	$—	$—

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

Under the terms of the Collaboration Agreement, the Company reimburses Intrexon for 50% of the product research and development costs with the remaining 50% due after acceptance by the FDA or equivalent regulatory authority of an Investigational New Drug Application or equivalent regulatory filing of a collaboration product or upon 90 day written notice of cancellation by the Company. There were no expenses incurred under the collaboration for the nine months ended September 30, 2018 and 2017. The total accrued expenses due to Intrexon at September 30, 2018 and December 31, 2017 were $3.0 million and $3.0 million, respectively. These expenses were included in research and development in the consolidated statements of operations at the time they were incurred.

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

The Company paid Purpose $0.1 million and $0.1 million in the nine months ended September 30, 2018 and 2017, respectively.

12. SUBSEQUENT EVENTS

On October 10, 2018, the Company closed an underwritten public offering of 26,155,000 shares of its common stock and warrants to purchase up to 19,616,250 shares of common stock, at a combined purchase price of $0.65 per share of common stock and accompanying warrant. The gross proceeds from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by the Company. The warrants are exercisable immediately upon issuance at a price of $0.70 per share of common stock and have a term of five years commencing on the date of issuance.

From October 1, 2018 through November 6, 2018, the Company sold an aggregate of 867,656 shares of its common stock and received $0.5 million after deducting commissions related to the ATM Agreement.

On October 1, 2018, the Compensation Committee (the “Committee”) of the Company’s Board of Directors (the “Board”), following consultation with the full Board, approved a repricing of 2,774,140 stock options granted prior to September 1, 2018 (the “Repricing”). The options had exercise prices between $0.75628 and $9.97 per share, which were reduced to $0.568 per share. In connection with the Repricing, on October 1, 2018, the Committee also approved the cancelation of certain options with performance-based vesting conditions (the “Performance Options”) previously issued to Messrs. Gridley, Lieber and Kennedy. Messrs. Gridley, Lieber and Kennedy were previously granted the Performance Options to purchase 60,000, 30,000 and 30,000 shares of the Company’s common stock, respectively, which would vest in full if the Company’s stock price was at or above $19.92 for any consecutive 60-day period within 4 years of the date of grant as long as the recipient provided continuous service during such consecutive 60-day period (the “Performance Criteria”). The Committee determined that the probability of achieving the Performance Criteria was unlikely based on the current trading price of the Company’s common stock on The Nasdaq Capital Market and cancelled the Performance Options pursuant to the Committee’s authority under the 2013 Plan.

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

Overview

We are a leader in the development of restorative cell therapies (RCTs). We use the term RCT to refer to a new class of products we are developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue.  Our lead investigational product, NeoCart, is an innovative cell therapy that utilizes various aspects of our RCT technology platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. NeoCart is designed to rebuild a patient’s own knee cartilage to treat pain at the source, improve function and potentially prevent a patient’s progression to osteoarthritis. We have designed NeoCart to perform like articular hyaline cartilage at the time of treatment with the objective of providing patients with an accelerated recovery as compared to other alternatives, including microfracture, the current standard of care used to treat knee cartilage damage. NeoCart is one of the most rigorously studied restorative cell therapies for orthopedic use and is currently in a 249 patient, Phase 3 clinical trial. In the third quarter of 2018, we announced that our Phase 3 clinical trial of NeoCart did not meet the primary endpoint of a statistically significant improvement in pain and function in a dual threshold responder analysis one year after treatment as compared to microfracture. However, NeoCart did demonstrate statistically significant and clinically meaningful improvements on the dual threshold responder analysis six months after treatment and on nearly all individual pain and function measures when compared to microfracture one and two years after treatment. As a result, we met with the U.S. Food and Drug Administration (the FDA) on October 30, 2018 to discuss the data and a potential Biologics License Application (BLA) submission. The FDA has not made a final decision regarding a potential BLA submission. We are continuing discussions with the FDA regarding the clinical data generated to date, the potential need for any additional supplemental clinical data (which may include longer-term data from the ongoing Phase 3 clinical trial or additional studies) and potential alternative regulatory pathways for the BLA to be accepted.

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

We have never been profitable and have incurred net losses in each year since inception. Our accumulated deficit was $216.0 million as of September 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in connection with our ongoing activities as we:

•	continue scale up and improvement of our manufacturing processes;
•	continue with the transition of our manufacturing technology transfer;
•	seek regulatory approvals and reimbursement from third-party payors and insurers for NeoCart or any other product candidates that successfully complete clinical trials;
•	prepare to commercialize NeoCart, if approved;
•	continue our research and development efforts;
•	conduct clinical trials of any future product candidates;
•	manufacture preclinical study and clinical trial materials;
•	hire additional personnel to support continuing operations;
•	maintain, expand and protect our intellectual property portfolio;
•	implement operational, financial and management systems associated with the potential commercialization of NeoCart, if approved; and
•	hire additional general and administrative personnel to operate as a public company.

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

In March 2018, we entered into an equity distribution agreement (the Equity Distribution Agreement) with Canaccord Genuity Inc. (Canaccord), pursuant to which we may, from time to time, sell shares of our common stock (the Shares), having an aggregate offering price of up to $10 million through Canaccord, as our sales agent. The Shares will be offered and sold by us pursuant to our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the Registration Statement). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the Securities Act), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. During the nine months ended September 30, 2018, we sold an aggregate of 5,766,247 shares of common stock and received $4.0 million after deducting commissions related to the Equity Distribution

Agreement and other offering costs. From October 1, 2018 through November 6, 2018, we sold an aggregate of 867,656 shares of our common stock and received $0.5 million after deducting commissions related to the Equity Distribution Agreement.

On October 10, 2018, we closed an underwritten public offering of 26,155,000 shares of our common stock and warrants to purchase up to 19,616,250 shares of common stock, at a combined purchase price of $0.65 per share of common stock and accompanying warrant. The gross proceeds from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by us.  The warrants are exercisable immediately upon issuance at a price of $0.70 per share of common stock and have a term of five years commencing on the date of issuance.

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

As of September 30, 2018, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended September, 2018 and 2017

The following table summarizes the results of our operations for the three month period ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands)
Research and development expenses	$4,563	$3,488	$1,075	31%
General and administrative expenses	2,426	2,225	201	9
Other income (expense), net	17,774	(282)	18,056	(6,403)

Research and Development Expenses. Research and development expenses were $4.6 million for the three months ended September 30, 2018 as compared to $3.5 million for the three months ended September 30, 2017. The increase of $1.1 million was primarily due to increases in consulting costs of $0.9 million, and salary-related costs of $0.2 million. We expect research and development expenses to remain stable over the next three quarters due to a decline in costs related to the NeoCart Phase 3 clinical trial which we expect will be offset by an increase in costs related to a potential NeoCart BLA submission and the associated review.

General and Administrative Expenses. General and administrative expenses were $2.4 million for the three months ended September 30, 2018 as compared to $2.2 million for the three months ended September 30, 2017. The increase of $0.2 million was primarily due to increases of $0.2 million in salary-related expense and $0.2 million in consulting expenses and professional fees, which were partially offset by a decrease in depreciation of $0.2 million. We expect general and administrative expenses to rise over the next three quarters in connection with the potential commercialization of NeoCart.

Other Income (Expense), Net. Net other income (expense) was $17.8 million for the three months ended September 30, 2018 as compared to ($0.3) million for the three months ended September 30, 2017. The $18.1 million change was primarily due to a change in warrant liability caused by a decrease in our stock price in the three month period ended September 2018 relative to the three month period ended September 2017.

Nine Month Periods Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the nine month period ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands)
Research and development expenses	$12,307	$12,200	$107	1%
General and administrative expenses	8,059	6,717	1,342	20
Other income (expense), net	12,541	(701)	13,242	(1,889)

Research and Development Expenses. Research and development expenses were $12.3 million for the nine months ended September 30, 2018 as compared to $12.2 million for the nine months ended September 30, 2017. The increase of $0.1 million was primarily due to increases of $1.1 million in consulting expense, $0.8 million in materials and supplies, $0.1 million in salary-related expense, $0.2 million in repairs and maintenance and $0.1 million in sponsored research. These were partially offset by decreases of $1.7 million in clinical trial costs and $0.5 million in depreciation.  We expect research and development expenses to remain stable over the next three quarters due to a decline in costs related to the NeoCart Phase 3 clinical trial which we expect will be offset by an increase in costs related to a potential NeoCart BLA submission and the associated review.

General and Administrative Expenses. General and administrative expenses were $8.1 million for the nine months ended September 30, 2018 as compared to $6.7 million for the nine months ended September 30, 2017. The increase of $1.4 million was primarily due to an increase of $0.8 million in salary-related expense, $0.5 million in consulting expenses and professional fees and $0.4 million in facility-related costs which were partially offset by a $0.3 million decrease in depreciation. We expect general and administrative expenses to rise over the next three quarters in connection with the potential commercialization of NeoCart.

Other Income (Expense), Net. Net other income (expense) was $12.5 million for the nine months ended September 30, 2018 as compared to ($0.7) million for the nine months ended September 30, 2017. The $13.2 million change was primarily due to a change in warrant liability caused by a decrease in our stock price in the nine month period ended September 2018 relative to the nine month period ended September 2017.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at September 30, 2018 of $216.0 million. We anticipate that we will continue to incur net losses for the next several years. Through September 30, 2018, we have funded our consolidated operations primarily through funds from the sale of equity securities, commercial bank debt, payments from collaboration activities, and, to a limited extent, revenue from product sales and grants. As of September 30, 2018, we had cash and cash equivalents $5.2 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs into the middle of 2019. However, we will require additional capital to sustain operations through FDA approval of NeoCart, if at all, and to commercialize NeoCart, if approved. To meet our capital needs, we intend to raise additional capital through debt or equity financings, or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(in thousands)
Net cash used in operating activities	$(8,839)	$(18,701)	$9,862	(53)%
Net cash used in investing activities	(1,040)	(1,977)	937	(47)
Net cash provided by (used in) financing activities	7,990	(432)	8,422	(1,950)
Net increase (decrease) in cash and cash equivalents	$(1,889)	$(21,110)	$19,221	(91)%

Operating Activities

Cash used in operating activities decreased $9.9 million to $8.8 million for the nine months ended September 30, 2018 from $18.7 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, net cash used in operating activities was driven primarily by our net loss of $7.8 million, $12.5 million related to a change in the fair value of warrant liability and a $0.9 million net change in operating assets and liabilities which were partially offset by deferred revenue of $10.0 million from our license agreement with MEDINET, $1.2 million from stock-based compensation, a $0.8 million charge for deferred rent and lease incentive and $0.4 million of depreciation expense..

Investing Activities

Cash used in investing activities decreased $0.9 million to $1.0 million for the nine months ended September 30, 2018 from $2.0 million for the nine months ended September 30, 2017. The decrease was primarily due to purchases of fixed assets of $1.9 million in 2018 compared to $0.1 million in 2017 and $0.9 million of net proceeds from the maturities of marketable securities in 2018 compared to $1.8 million of net purchases of marketable securities in 2017.

Financing Activities

Cash provided by financing activities increased $8.4 million for the nine months ended September 30, 2018 primarily due to net proceeds received from the sale of common stock of $8.2 million after deducting the underwriter’s discounts and commissions, and expenses related to the offerings.

Operating Capital Requirements

We anticipate that we will continue to incur losses for the next several years in connection with the continuing development of NeoCart. In addition, we expect the losses to increase as we seek regulatory approvals for NeoCart and any future product candidates and begin to commercialize any approved products. We are subject to all risks inherent in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in the future in connection with our continuing operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of September 30, 2018, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

During the third quarter of 2018, the Company identified a material weakness in the Company’s internal controls relating to the valuation of the warrant liability.  Because the valuation of the warrants is exceedingly complex and requires highly specialized skills to perform and review, the Company uses the assistance of a third-party service provider to perform such valuation.  In the third quarter of 2018, the third-party service provider made an error in the valuation that was not detected by management in its review process but was identified by the Company’s independent registered public accounting firm prior to the issuance of the Company’s financial statements for the period covered by the valuation analysis

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness did not result in a misstatement to the Company’s consolidated financial statements or disclosures; however, it could result in misstatements of certain account balances (such as warrant liability and change in fair value of warrant liability) or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  The Company plans to implement additional review procedures, including engaging a second third-party service provider to assist in its review of the work of the third-party service provider preparing the valuation analysis

Changes in Internal Control Over Financial Reporting

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

Risks Related to Our Business and Commercialization of Our Product Candidates

The United States Food and Drug Administration (the FDA) may not accept a Biologics License Application (BLA) submission for NeoCart and, even if the FDA accepts and files our BLA, the FDA may not approve NeoCart.

We met with the FDA on October 30, 2018 to discuss the results of our Phase 3 clinical trial of NeoCart announced in the third quarter of 2018 and the potential BLA submission. There can be no assurance that the FDA will accept a BLA submission for filing for NeoCart, in particular in light of the results of our Phase 3 clinical trial, in which NeoCart did not meet its primary endpoint. In the event that the FDA determines that the data from our Phase 3 clinical trial or other required information are not sufficiently complete to permit a substantive review of a BLA, we would need to evaluate our ability to generate additional data or conduct additional trials that might permit a BLA submission. There can be no assurance that we would be able to generate any additional data, conduct any additional trials or that the additional data would support a submission of the BLA, and, as a result, we may be unable to seek FDA approval for NeoCart. Further, even if the FDA accepts our BLA for NeoCart, the results of our Phase 3 clinical trial may decrease the likelihood that the FDA approves NeoCart. If we are unable to seek FDA approval for NeoCart or if the FDA denies approval for NeoCart, we will be unable to commercialize NeoCart. If we are not able to commercialize NeoCart, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations.

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

We commenced our first clinical trial in 2005, and we have a limited operating history developing clinical-stage RCTs upon which you can evaluate our business and prospects. In addition, besides our current ongoing NeoCart Phase 3 clinical trial, we have never conducted clinical trials of a size required for regulatory approvals. Further, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, such as cell therapy. For example, to execute our current business plan we will need to successfully:

•	complete and submit a BLA for NeoCart following our meeting with the FDA on October 30, 2018;

•	execute our research and development strategies, for NeoCart or any future products we may develop;
•

complete the transition of the NeoCart raw material manufacturing processes to our in-house facilities and satisfy the FDA as to the comparability of such raw materials to those manufactured by third parties to support the BLA for NeoCart or any additional filings related to changes to the BLA that we may make after the commercialization of NeoCart, if approved;

•	secure additional funding as may be needed, including, without limitation, to complete the NeoCart Phase 3 clinical trial, and commercialize NeoCart, if approved;
•	obtain required regulatory approvals for the manufacturing and commercialization of NeoCart;
•	obtain adequate reimbursement from third-party payors for NeoCart or any other product that may be commercialized, if approved;
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

If we are not successful in commercializing NeoCart, or are significantly delayed in doing so, our business will be materially harmed and we may need to curtail or cease operations. Our ability to successfully commercialize NeoCart will depend, among other things, on our ability to:

•	complete and submit the BLA for NeoCart;
•	produce, through a validated process, NeoCart in quantities sufficiently large to permit successful commercialization;
•	receive marketing approvals from the FDA and similar foreign regulatory authorities;
•	obtain adequate reimbursement from third-party payors for NeoCart, if approved;
•	build a commercial infrastructure and launch commercial sales of NeoCart, including the training of physicians in the use of NeoCart;
•

successfully monitor patients during and after treatment and minimize the risk that enrolled subjects will drop out of the NeoCart Phase 3 clinical trial before they are evaluated for additional endpoint data for future evaluation;

•	maintain adequate capital resources to fund operations through commercialization; and
•	secure acceptance of NeoCart in the medical community and with third-party payors.

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $26.4 million in 2017 and $16.2 million in 2016. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $216.0 million and $208.2 million, respectively. We expect to continue to incur substantial losses for the next several years, and we expect these losses to increase as we continue our development of and seek regulatory approval for, NeoCart and potentially develop future product candidates. In addition, if we receive regulatory approval to market NeoCart or any of our future product candidates, we will incur additional losses as we scale our manufacturing operations and build an internal sales and marketing organization to commercialize any approved products. In addition, we expect our expenditures to increase as we add infrastructure and personnel to support our expanding operations in connection with the commercialization of NeoCart, if approved. We anticipate that our net losses and accumulated deficit for the next several years will be significant as we conduct our planned operations. Given our current development plans, we anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the middle of 2019. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. Because of the numerous risks and uncertainties associated with the development and commercialization of cell therapies, we are unable to accurately predict the timing or amount of the development and clinical expenses or when, or if we will be able to achieve, or maintain, profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform preclinical or clinical studies or trials in addition to those currently expected, or if there are any delays in our current or future efforts to complete the technology transfer and manufacturing location transition of our NeoCart raw material manufacturing process or completing our clinical trials or the development and commercialization of NeoCart or our future product candidates. The amount of our future net losses will depend, in part, on the amount and timing of our expenses, our ability to generate revenue and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, reduce or cease our product development activities and operations.

We are currently advancing our lead product candidate NeoCart through clinical development and BLA submission to the FDA. Developing cell therapies and combination products, such as NeoCart, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional capital in order to file a BLA for NeoCart with the FDA, create additional manufacturing capacity for and to commercialize NeoCart and conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. If the FDA or comparable foreign regulatory authorities require that we perform additional manufacturing comparability testing, preclinical studies or clinical trials at any point or expand or extend our current trials, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals may be delayed depending upon our allocation of resources and available funding. Raising funds currently or in the then-current economic environment may be difficult and additional funding may not be available on acceptable terms, or at all.

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
•

our ability to raise capital through the issuance of additional shares of our common stock or convertible securities is restricted by the limited number of our residual authorized shares and the potential difficulty of obtaining stockholder approval to increase authorized shares;

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

Many of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations into the middle of 2019. Our expectations are based on management’s current assumptions, regulatory submission timelines and clinical development plans, which may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. This period could be shortened if there are any unanticipated increases in spending on development programs or other unanticipated increases in spending related to circumstances outside of our control, including, without limitation, costs associated with litigation or other legal proceedings, hiring of additional consultants and personnel or procurement of additional raw materials. Our existing cash and cash equivalents will not be sufficient to obtain regulatory approval. Accordingly, we continue to require substantial additional capital. In order to fund our future capital needs, we may seek additional funding through equity or debt financings, development partnering arrangements, lines of credit or other sources.

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

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•

such authorities may disagree with the our interpretation of the data from our NeoCart Phase 3 clinical trial, the design or implementation of our NeoCart Phase 3 clinical trial or any of our future development partners’ clinical trials;

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

We have identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements.

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

During the third quarter of 2018, we identified a material weakness in our internal controls relating to the valuation of the warrant liability. Because the valuation of the warrants is exceedingly complex and requires highly specialized skills to perform and review, we use the assistance of a third-party service provider to perform such valuation. In the third quarter of 2018, the third-party service provider made an error in the valuation that was not detected by us in our review process but was identified by our independent registered public accounting firm prior to the issuance of our financial statements for the period covered by the valuation analysis. The identified material weakness did not result in a misstatement to our consolidated financial statements or disclosures; however, it could result in misstatements of certain account balances (such as warrant liability and change in fair value of warrant liability) or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We plan to implement additional review procedures, including engaging a second third-party service provider to assist in our review of the work of the third-party service provider preparing the valuation analysis.

We cannot assure you that we will not have additional material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify any other material weaknesses or significant deficiencies that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

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

We will need to generate and provide the FDA with comparability data from our new raw material production for the critical raw materials used in our manufacturing process and intended for commercial use. The FDA may also require us to generate additional preclinical or clinical data to support the use of these new critical raw material supplies prior to commercialization, if any, and may require additional clinical data in order to accept the BLA submission. These additional requirements may cause delays in our NeoCart development program which could require us to incur additional development costs, seek funding for these increased costs or delay or cease our clinical development and BLA submission activities for NeoCart. Any inability to advance NeoCart or any other product candidate through clinical development would have a material adverse effect on our business.

We expect to conduct an additional study in pediatric patients if NeoCart is approved. The Food and Drug Administration Safety and Innovation Act made permanent the Pediatric Research Equity Act, which requires a sponsor to conduct pediatric studies for most tissue regeneration products for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under the Pediatric Research Equity Act, original NDAs and BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations, and it is likely that we will negotiate with FDA the terms of such a deferral. A deferral may be granted for several reasons, including a finding that the tissue regeneration products is ready for approval for use in adults before pediatric studies are initiated or completed or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Our stock price has been and will likely continue to be volatile for the foreseeable future. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

•	the delay or failure of our ability to submit a BLA to the FDA or secure regulatory approvals for NeoCart in a timely manner;

•

any additional data or results from our NeoCart Phase 3 clinical trial in the U.S. or clinical trials in Japan conducted by our partners, and the results of trials of our competitors or those of other companies in our market sector;

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

We expect our quarterly operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•

variations in the level of expenses related to our BLA preparation, any additional clinical trials or data required by the FDA prior to approval of NeoCart and potential commercialization activities for NeoCart;

•	any variations in the level of expenses related to our development and expected manufacturing and commercialization of NeoCart;
•

derivative instruments recorded at fair value, including but not limited to the change in fair value of warrants issued in connection with a private placement we completed in 2016 and warrants issued in our 2018 public offering;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•	the addition or termination of any clinical trials;
•	further development of future product candidates or post-marketing requirements for NeoCart
•	any regulatory or clinical developments affecting NeoCart;
•	the nature and terms of any stock-based compensation grants and any intellectual property infringement lawsuits in which we may become involved; and
•	market acceptance of NeoCart upon FDA approval, if at all, and expectations regarding sales of NeoCart following such approval, if at all.

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

Our principal stockholders and management own a significant percentage of our stock and may be able to exert significant control over matters subject to stockholder approval.

As of November 6, 2018, our executive officers, directors, holders of more than 5% of our capital stock and their respective affiliates beneficially owned approximately 29.1% of our outstanding capital stock. These stockholders may have the ability to influence us through their ownership position. These stockholders are able to determine all matters requiring stockholder approval. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Substantial future sales of shares by existing stockholders, including pursuant to our equity incentive plans, or the perception that such sales may occur, could cause our stock price to decline.

A small number of institutional investors and private equity funds hold a significant number of shares of our common stock and all of our shares of Series A Convertible Preferred Stock and warrants to purchase our common stock issued in our September 2016 private placement and October 2018 public offering. If these existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with our current and former directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline.

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

We received a deficiency letter in October 2018 the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had closed below a minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). If we were to fail to regain compliance, our shares could be delisted from the Nasdaq Capital Market, which could materially reduce the liquidity of our common stock and have an adverse effect on its market price.

On October 17, 2018, we received a deficiency letter from the Staff notifying us that, for the 30 consecutive business days prior to October 17, 2018, the closing bid price for our common stock had closed below a minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “HSGX” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until April 15, 2019 to regain compliance with Rule 5550(a)(2). If we choose to implement a reverse stock split, we must complete the split no later than ten business days prior to April 15, 2019 to regain compliance. If at any time before April 15, 2019, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days (an “Automatic Compliance Event”), the Staff will provide written confirmation that we have achieved compliance with Rule 5550(a)(2).

If we do not regain compliance with Rule 5550(a)(2) by April 15, 2019, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

If we do not regain compliance with Rule 5550(a)(2) by April 15, 2019, and we are not eligible for an additional compliance period at that time, the Staff will provide notice to us that our securities will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (“Panel”). We would remain listed pending the Panel’s decision.

A delisting would also likely make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current stockholders than would be the case if our shares were listed.

We may not satisfy The Nasdaq Capital Market’s other requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our common stock.

Our common stock is listed on The Nasdaq Capital Market under the symbol “HSGX”. To continue to be listed on Nasdaq, we are required to satisfy a number of conditions. Other than the deficiency letter discussed in the immediately prior risk factor, we previously received two letters from Nasdaq, with the first letter in November 2016 notifying us of our failure to maintain a minimum market value of listed securities of $50,000,000 for the 30 consecutive business days. We subsequently regained compliance with this listing standard in March 2017. The second letter in May 2017 notified us of our failure to maintain a minimum of $10,000,000 in stockholders’ equity as required for companies trading on The Nasdaq Global Market. In response to the second letter, we transferred our securities to The Nasdaq Capital Market in June 2017 to regain compliance with the minimum stockholders’ equity requirement.

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

We may seek authorization to issue additional shares of common stock to continue to have the ability to raise capital in the capital markets to finance our existing business plans and to potentially effect a reverse stock split in order to maintain compliance with applicable Nasdaq rules.

The Company may hold a Special Meeting for the holders of record of the Company’s common stock(the “Special Meeting”). The proposals which may be voted upon at the Special Meeting would be to (i) approve an amendment to our Sixth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase the Company’s authorized shares of Common Stock from 100,000,000 to 250,000,000 (the “Authorized Share Increase”) and (ii) approve an amendment to the Certificate of Incorporation, to effect a reverse stock split of our outstanding Common Stock at a ratio between 1-for-2 and 1-for-20, to be determined at the discretion of the Company’s Board of Directors (the “Board”) at any time before the earlier of June 30, 2019 and the next annual meeting of stockholders of the Company, for the purpose of complying with Nasdaq Listing Rule 5550(a)(2), subject to the Board’s discretion to abandon such amendment (the “Reverse Split”). Proxies for the Special Meeting will be mailed to stockholders if the Company determines it will seek approval of such matters.

At the time that we may need additional financing, we may not have sufficient authorized shares of common stock available, depending on the amount of the financing, the price of our common stock and our obligations to reserve shares for our outstanding convertible preferred stock, warrants and options. As of October 15, 2018, we had outstanding 62,025,398 shares of Common Stock. Additionally, we have reserved (i) 3,655,578 shares of Common Stock issuable upon the exercise of outstanding options under our equity incentive plans, (ii) 148,613 shares of Common Stock reserved for issuance under the 2013 Plan, (iii) 33,145,228 shares of Common Stock issuable upon the exercise of outstanding warrants, (iv) 177,996 shares of Common Stock issuable upon conversion of shares of our Series A Convertible Preferred Stock, (v) 361,973 shares of Common Stock reserved for issuance under our 2013 Employee Stock Purchase Plan and (vi) 200,000 shares of Common Stock reserved for issuance under an inducement option granted outside of the 2013 Plan pursuant to Nasdaq Listing Rule 5635(c)(4). As a result, we have allocated 99,566,173 shares of our 100,000,000 shares of authorized Common Stock under the Certificate of Incorporation, leaving only 591,599 shares of Common Stock unallocated for potential issuance. To increase our authorized common stock, we would need stockholder approval to amend the Certificate of Incorporation, which approval may not be obtained. Implementation of the Reverse Stock split would increase the shares available for issuance without increasing our authorized shares.

If sought, the stockholders may or may not approve the Authorized Share Increase and/or the Reverse Split. In the event that the Authorized Share Increase and/or the Reverse Split are not approved, the Company may have to adjourn the Special Meeting to seek additional votes in support of one or both of the proposals or explore other methods to increase its authorized capital or to raise capital in the capital markets in order to operate and fund the business plans of the Company, including the potential issuance and sale of some or all of the Company’s remaining authorized common stock and/or preferred stock. If the Company is not able to increase its shares of authorized common stock, it may be unable to operate or to finance its business plan. We cannot guarantee that the Reverse Split will be successfully implemented or, if it is successfully implemented, that the closing market price of our common stock will not decline further.

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

Histogenics Corporation

Dated: November 8, 2018	/s/ Adam Gridley
Adam Gridley
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2018	/s/ Jonathan Lieber
Jonathan Lieber
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)