Form 10-K
period 2018-12-31
HISTOGENICS CORP
filed 2019-03-22
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $63.6 million, based on the closing price of the registrant’s Common Stock, as reported by the Nasdaq Capital Market. For purposes of this disclosure, shares of Common Stock held by each executive officer, director, stockholders known by the registrant to be affiliates of such executive officers and directors based on public filings and stockholders known by the registrant to own 20% or more of the outstanding stock based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2019 there were 94,599,601 shares of the registrant’s Common Stock issued and outstanding.

Histogenics Corporation

Form 10-K

HISTOGENICS (and design), our logo design and NEOCART are our registered trademarks. Any other trademarks, registered marks and trade names appearing in this annual report on Form 10-K are the property of their respective holders. All other trademarks, trade names and service marks appearing in this annual report are the property of their respective owners.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as, but not limited to, “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors which could cause actual results to differ include, but are not limited to:

•

our evaluation of strategic alternatives with a goal to enhance stakeholder value, including the possibility of a merger or sale of the Company, the sale of the Company’s assets in one or more transactions to one or more third parties or a liquidation and dissolution of the Company;

•	our ability to obtain funding for our operations;
•	our ability to establish and maintain development and commercialization partnerships;
•	our technology, manufacturing capacity, location and partners;
•	the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;
•	updated or refined data based on continuing review and quality control analysis of clinical data, including the NeoCart Phase 3 clinical trial data;
•	our securities’ or industry analysts’ expectations regarding the commercial success of NeoCart, if approved, and the timing and success of any clinical trials we may initiate in the future;
•	the anticipated trends and challenges in our business and the market in which we operate;
•	our ability to retain key personnel;
•	regulatory developments in the United States and foreign countries; and
•	our plans for the use of our cash and cash equivalents.

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

Overview

We historically focused on the development of restorative cell therapies (RCTs).  We use the term RCT to refer to a new class of products that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. Our product, NeoCart®, is an innovative cell therapy that utilizes various aspects of our RCT platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee.

Recent Developments

In the third quarter of 2018, we announced that our Phase 3 clinical trial of NeoCart did not meet the primary endpoint of a statistically significant improvement in pain and function in a dual threshold responder analysis one year after treatment as compared to microfracture. In the modified Intent to Treat (mITT) population (which excludes those patients who were randomized but not treated with NeoCart), 74.2% of the NeoCart patients exhibited clinically meaningful improvements in pain and function compared to 62.0% of microfracture patients at one year (p=0.071). However, in this mITT population, patients treated with NeoCart achieved a statistically significant improvement in pain and function (p=0.018) six months after treatment as compared to patients treated with microfracture. In addition, NeoCart achieved a statistically significant improvement in pain and function at one year in certain patient populations including patients with lesion sizes greater than 2.2 cm2 and those with a Body Mass Index, or BMI, of greater than 28. Both NeoCart and microfracture were well tolerated and exhibited strong safety profiles.

Based on the totality of the data, we initiated a dialogue with the United States Food and Drug Administration (FDA) in the third quarter of 2018 to discuss the regulatory path forward for NeoCart.  Our primary objective in these discussions was to determine whether the FDA would accept a submission of a Biologics License Application (BLA) for NeoCart without data from an additional clinical trial. We had a constructive dialogue with the FDA, which included requests for and review of additional statistical analyses, different subgroup analyses, and secondary endpoints.  These additional analyses, while compelling, did not change the conclusion that the NeoCart Phase 3 trial failed to meet its primary and secondary endpoints.

In December 2018, we received final feedback from the FDA indicating that while the NeoCart Phase 3 clinical trial resulted in certain compelling data, particularly the early response in pain and function and the data in certain lesion sizes, an additional Phase 3 clinical trial would need to be completed before the FDA would accept the submission of a BLA for NeoCart. The FDA indicated receptivity to novel clinical trial methodologies and regenerative medicine advanced therapy designations in order to support additional data for a future potential submission. However, considering the time and funding required to conduct such a trial, we discontinued the development of NeoCart and are not planning to submit a BLA.

Current Strategy

As a result of the FDA feedback, we initiated a process to evaluate strategic alternatives to maximize value for all of our stakeholders. We are conducting the process with the assistance of financial and legal advisors and are evaluating the full range of potential strategic alternatives, including but not limited to, acquisitions, business combinations, joint ventures, public and private capital raises and recapitalization and sale transaction options, including a sale of assets or intellectual property. Since these efforts may not be successful and given our limited cash reserves, we are also considering other possible alternatives, including a wind-down of operations and a liquidation and dissolution of the Company, or Chapter 11 bankruptcy protection to complete or execute a restructuring transaction or liquidation. Our strategic process is ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future before making a decision regarding a liquidation of the Company. There is no guarantee that any cash (or other securities representing any value) will be returned to stockholders and there is the possibility that the Company’s common stock will be worthless in a bankruptcy, wind-down or other liquidation scenario.

In January and March 2019, we implemented restructuring plans that were approved by our Board of Directors (the Board) involving reductions in headcount to reduce operating costs and conserve cash, along with other cash conservation measures relating to our facilities.  The positions eliminated as part of the restructuring plans together represented all but one member of our of our workforce, including our Chief Executive Officer, Chief Operating Officer, Chief Medical Officer and Chief Business Officer. We intend to engage, Mr. Adam Gridley, our Chief Executive Officer, Mr. Stephen Kennedy, our Chief Operating Officer, along with up to four additional employees as consultants to assist with our continuing evaluation of strategic alternatives. Mr. Gridley will retain his statutory titles of president, treasurer and secretary of the Company while he continues to provide consulting services to us, and will remain a director of the Company.

NeoCart Phase 3 Clinical Trial

The NeoCart Phase 3 clinical trial is believed to be the largest and first prospectively designed, randomized clinical trial in North America evaluating the safety and efficacy of a restorative cell therapy to treat knee cartilage damage. It is also believed to be the only trial with a dual threshold responder analysis endpoint.

As part of the prospective data analysis, we collected a variety of patient reported outcome endpoints, including all measures of the Knee Injury and Osteoarthritis Outcomes Score (KOOS) and the International Knee Documentation Committee (IKDC) score, which are validated, patient-centered assessments of pain and function that are commonly used in current clinical trials of cartilage therapies. On almost all of these measures, two of which are being utilized as primary endpoints in ongoing clinical trials by third parties in the U.S. for other therapies, NeoCart demonstrated statistically significant improvements versus microfracture at one and two years.

The Phase 3 clinical trial is the first study prospectively enrolled consistent with current FDA guidance, which provides for the use of microfracture as a comparator treatment in trials to repair knee cartilage damage. The published FDA guidance also specifically calls for a study population that, given the clinical limitations and variable results of microfracture, we believe provides more favorable results than what is typically seen in microfracture in both the literature and a real-world setting.

The primary endpoint for the Phase 3 clinical trial was a dual-threshold responder analysis measuring the improvement in KOOS pain and IKDC function scores for each patient treated with NeoCart compared to those treated with microfracture one year after the time of treatment. Dual-threshold responders were defined as patients who, relative to their baseline measurements, had at least a 12-point improvement in the KOOS pain sub-score assessment and a 20-point improvement in the IKDC subjective assessment. The trial also evaluated additional pain, quality of life, and function outcomes using all five measures of KOOS subscales, including Sports and Recreation. The change from baseline and the relative change between the NeoCart and microfracture arms was also measured at one year which contrasts with clinical trials of other products, either on the market or in development, that measured these changes at two years.

Demographics for both study arms were similar and represent a patient population that was intended to ensure that microfracture would respond favorably, including patients with an average age of approximately 39 years old and a Body Mass Index of approximately 27. Furthermore, the mean lesion size was 2.1 cm in the NeoCart arm and 1.8 cm in the microfracture arm. There were no other significant differences between the treatment arms.

The results with respect to the primary endpoint (dual threshold responder analysis one year after treatment) are summarized below:

	NeoCart		Microfracture
	Positive Responders	Responder Rate	Positive Responders	Responder Rate	Difference
ITT	121/170	71.2%	49/79	62.0%	9.2	p=0.1877
mITT	121/163	74.2%	49/79	62.0%	12.2	P=0.0714
As Treated	120/162	74.1%	50/80	62.5%	11.6	p=0.0735
Per Protocol	118/155	76.1%	43/65	66.2%	10.0	p=0.1362

Key additional findings from the clinical trial include:

NeoCart demonstrated statistically significant improvements in pain and function at both one and two years after treatment as measured by changes in the KOOS and IKDC scores.

KOOS pain score (mITT Population)

Change from Baseline

(NeoCart Baseline = 54.0; Microfracture Baseline = 52.4)

	NeoCart		Microfracture
Visit	N	Mean	N	Mean	P- Value
3-months	160	24.1	75	22.4	0.0487	*
6-months	157	28.6	75	27.0	0.0819
1-year	158	31.4	72	28.7	0.0239	*
2-years	87	32.2	34	28.9	0.0080	*
3-years	39	34.3	16	30.7	0.1071

*	Statistically significant

IKDC subjective knee exam score (mITT Population)

Change from Baseline

(NeoCart Baseline = 40.3; Microfracture Baseline = 40.0)

	NeoCart		Microfracture
Visit	N	Mean	N	Mean	P- Value
3-months	159	13.7	76	14.5	0.9686
6-months	156	24.4	74	22.4	0.1572
1-year	158	33.1	71	28.3	0.0126	*
2-years	87	35.3	34	30.2	0.0366	*
3-years	38	39.9	16	32.6	0.2691

*	Statistically significant

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

Intellectual Property

Patent and trade secret protection is critical to our business. We protect our cell processing technology, materials science and products for tissue repair through a variety of methods, including seeking, maintaining and defending patents and other intellectual property intended to cover our products and compositions, their methods of use and processes for their manufacture, our platform technologies, our trade secrets and any other inventions that are commercially important to the development of our business. We actively seek patent protection in the United States and select foreign countries.

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

We license from Purpose Co., Ltd. (f/k/a Takagi Sangyo Co. Ltd. and f/k/a Takagi Industrial Co., Ltd.) (Purpose) an exclusive right to 39 issued patents and 6 pending patent applications worldwide relating to an exogenous tissue processor. Through this agreement, we have a sublicense to three issued U.S. patents and eight issued foreign patents owned by The Brigham and Women’s Hospital, Inc. (BWH) and Purpose that relate to methods of cultivating a cell or tissue of a living body to be cultivated inside a culture chamber and apparatuses for cultivating a cell or tissue. We also have an exclusive license to two issued U.S. patents and one pending U.S. patent application for restoration of articular cartilage matrix from the Board of Trustees of The Leland Stanford Junior University. The patents that have issued or may yet issue that have been licensed to us under these agreements will have statutory expiration dates between 2020 and 2031.

We have an exclusive license to a portfolio consisting of two families of issued patents and pending patent applications owned by Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH. This exclusivity is for the use of CT3, our proprietary adhesive, for use in combination with intellectual property for the repair of articular cartilage, ligament, meniscus or tendon damage. The patents relate to methods of preparing biocompatible gels, biocompatible gel-forming compositions, methods of treating tissues by administering biocompatible gel-forming compositions, composition for forming a matrix useful as a high strength medical sealant, biocompatible polymer device for use in treating tissues, systems for forming a high strength medical sealant, methods for providing a high strength medical sealant on a surface, methods for applying a sealing layer to a native tissue surface, methods for effecting surgical adhesion, and methods for providing a sealant coating on the surface of a synthetic implant. Any patents within this portfolio that have issued or may yet issue will have statutory expiration dates between 2019 and 2022.

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

Material Technology License Agreements

MEDINET Co., Ltd.

In December 2017, we entered into a License and Commercialization Agreement (the MEDINET Agreement) with MEDINET Co., Ltd. (MEDINET) with regards to the commercialization of NeoCart in Japan. Pursuant to the terms of the MEDINET Agreement, we are eligible to receive up to an aggregate of approximately $86.9 million in milestone payments plus royalties, consisting of (i) a non-refundable upfront payment of $10.0 million which we received in January 2018, (ii) potential regulatory and development milestone payments of up to an aggregate of $10.5 million, (iii) overall sales-dependent milestones of up to an aggregate of $66.4 million and (iv) tiered royalties on net sales of NeoCart in Japan. In return for such consideration, we granted to MEDINET exclusive commercialization rights to NeoCart in Japan for the replacement or repair of damaged, worn or defective cartilage in humans and non-human animals.

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

Pursuant to our sublicense from Purpose, we are obligated to pay royalties and milestone payments and sublicense payments due on the BWH-Purpose license agreement. We have paid minimum royalty amounts of $200,000 and sublicense payments of $285,000 through December 31, 2018. Purpose agreed to pay BWH a royalty rate in the low single digits of our net sales of licensed products, subject to a minimum of $20,000 annually, until the license agreement terminates or until royalty payments no longer have to be made. Purpose is obligated to make one additional sublicense payment of $25,000 and milestone payments to BWH of (1) $75,000 upon the first patient treated in Phase 3 clinical trials for each licensed product or licensed process and (2) $75,000 upon final FDA approval for each licensed product or licensed process.

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

We paid $1.0 million to Angiotech to make the license grant under the agreement exclusive. In addition, we paid four annual patent fees of $50,000 each as of December 31, 2018. We are also obligated to pay an additional fee of $3.0 million within 30 days after we receive regulatory approval from the FDA for a licensed product. As further consideration for the license, we also agreed to pay royalties at percentage rates of single digits of net sales of NeoCart and certain other products. We were able to reduce royalties from percentage rates of net sales in the double digits to this rate after making revenue share reduction payments that totaled $2.0 million.

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

Intrexon Corporation

In September 2014, we entered into an Exclusive Channel Collaboration (ECC) with Intrexon Corporation (Intrexon) governing a “channel collaboration” arrangement in which we intended to use Intrexon’s proprietary technology towards the design, identification, culturing and/or production of genetically modified cells (Technology). The ECC granted us an exclusive worldwide license to utilize Intrexon’s Technology to develop and commercialize allogeneic genetically modified chondrocyte cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans.

In December 2018, we and Intrexon entered into a mutual termination and release agreement (the Mutual Termination Agreement) pursuant to which we and Intrexon mutually agreed to terminate ECC.  Pursuant to the ECC, we were responsible for the research and development costs incurred by Intrexon associated with the development of product candidates under the collaboration. As of December 21, 2018, the date of termination, we had accrued approximately $3.0 million of research and development expenses under the ECC (the Accrued Expenses).  In connection with the Mutual Termination Agreement, in lieu of payment of the Accrued Expenses, we agreed to pay Intrexon an aggregate of up to $1.5 million, with $0.375 million paid at the time of entering into the Mutual Termination Agreement and $1.125 million payable within one year following any submission of a BLA to the FDA for NeoCart. We adjusted the accrued expenses to reflect a $1.125 million balance as of December 31, 2018 and recorded a gain on extinguishment of liability of $1.5 million.

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

The grant of marketing authorization in the European Economic Area (EEA) for products containing viable human tissues or cells such as NeoCart is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known and the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the European Medicines Agency (EMA), which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

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

Marketing Approval

The process required by the FDA before biological products may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory and animal tests according to good laboratory practices, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•	submission to the FDA of an Investigational New Drug Application (IND) which must become effective before human clinical trials may begin;
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

Prior to commencing the first clinical trial, the clinical trial sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an initial IND. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial and places the clinical trial on a clinical hold. In such case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. Further, an Institutional Review Board (IRB) for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. An IRB is charged with protecting the welfare and rights of study subjects and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA or IRB may impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA or IRB authorization and then only under terms authorized by the FDA and IRB. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or that, once begun, issues will not arise that will result in the suspension or termination of such trials.

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

Employees

As of December 31, 2018, we employed 49 full-time employees, including four in research and development, seven in clinical development and regulatory, 29 in manufacturing and quality control and assurance, and nine in executive, general and administrative. In January 2019 and March 2019, we implemented restructuring plans approved by our Board involving reductions in headcount to reduce operating costs and conserve cash, along with other cash conservation measures. The positions eliminated together represented all but one member of our workforce, including our Chief Executive Officer, Chief Operating Officer, Chief Medical Officer and Chief Business Officer. We intend to engage, Mr. Adam Gridley, our Chief Executive Officer, Mr. Stephen Kennedy, our Chief Operating Officer, along with up to four additional employees as consultants to assist with our continuing evaluation of strategic alternatives. Mr. Gridley will retain his statutory titles of president, treasurer and secretary of the Company while he continues to provide consulting services to us, and will remain a director of the Company. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

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

Risks Relating to Our Evaluation of Strategic Alternatives

Our exploration and pursuit of strategic alternatives may not be successful.

Based on the results of our Phase 3 clinical study of NeoCart and feedback from the U.S. Food and Drug Administration (the FDA) regarding a potential Biologics License Application (BLA) submission, we determined to cease all further development of NeoCart and implemented operating cost reductions and organizational restructurings, including recent reductions in our workforce, to preserve our cash resources and better align our organization with our current operating plan. Our strategic focus has shifted to the identification and evaluation of a range of potential strategic alternatives designed to maximize stockholder value. We have retained Canaccord Genuity LLC to advise and assist us in this review, along with legal advisors. Potential strategic alternatives that may be explored or evaluated as part of this process include the potential for an acquisition, merger, business combination, licensing and/or other strategic transaction involving Histogenics. Despite devoting significant efforts to identify and evaluate potential strategic transactions, the process may not result in any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance stockholder value or deliver expected benefits.

If we do not successfully consummate a strategic transaction, our Board of Directors may decide to pursue a liquidation and dissolution of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If a transaction is not completed, our Board of Directors (the Board) may decide to pursue a dissolution and liquidation of our company, which may be done under the protection of the bankruptcy laws or under Delaware state dissolution laws. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include: (i) regulatory and clinical obligations remaining under our Phase 3 clinical trial for NeoCart; (ii) payment of our lease obligations in the normal course of business or negotiated one-time termination fees in the event we determine that a wind-up of operations is in the best interests of the Company and our stockholders; (iii) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our Company; (iv) payments made related to potential investigations or litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (v) payment of liabilities generated from our business operations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of our Company. If a liquidation and dissolution were pursued, our Board, in consultation with its legal and financial advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock and other securities could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•	increased near-term and long-term expenditures;
•	exposure to unknown liabilities;
•	higher than expected transaction or integration costs;
•	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•	additional severance costs and retention payments;
•	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership; or
•	inability to retain key employees of our company or any acquired business.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

Following our recent reductions in force, we may not have resources or the required expertise to enable a potential strategic partner to develop NeoCart, which may impair its value.

Because of the specialized scientific nature of our business and the unique properties of NeoCart, our ability to preserve the option to resume NeoCart development is highly dependent upon our ability to attract and retain qualified scientific and technical personnel, consultants and advisors. Some of the potential strategic partners with whom we are evaluating a transaction place a high value on the NeoCart development program overall and the ability to resume NeoCart development activities.  However, our ongoing restructuring efforts resulted in the elimination of all of our research and development, clinical operations and manufacturing staff. The loss of their services will significantly delay or prevent any resumption of the research and development of NeoCart should a strategic partner choose to resume those activities in the future.

Should a partner need to recruit additional personnel in order to resume research and development activities, such partner would need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing, marketing and sales, which may place a strain on its managerial, operational, regulatory compliance, financial and other resources. Historically, we have also relied on consultants and advisors to assist in formulating our research and development strategy and adhering to complex regulatory requirements and a potential strategic partner may need to re-engage some of those consultants and advisors should such partner want to resume the development of NeoCart. There is significant competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that a strategic partner will be able to attract and retain such individuals in the future, on acceptable terms, if at all. The failure to attract and retain qualified personnel, consultants and advisors could delay or prevent a partner’s ability to commercialize NeoCart, which would have a material adverse effect on our ability to consummate a transaction with such partner.

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our recently announced corporate restructuring plans, and our restructuring activities may adversely affect our ability to consummate a strategic transaction that enhances stockholder value.

In order to better align our resources with our operational needs going forward and based on the results of our Phase 3 clinical study of NeoCart and feedback from the FDA regarding a potential BLA submission, we reduced our workforce in January 2019 and again in March 2019 leaving one remaining employee as of the end of March 2019. As part of this corporate restructuring and our focus on the identification and evaluation of strategic alternatives, we also discontinued our research activities and focused on the completion and close-out of any ongoing clinical trial activities. While we intend to engage our Chief Executive Officer, our Chief Operating Officer and up to four additional employees as consultants to assist with our continuing evaluation of strategic alternatives, these reductions in force resulted in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies and increase our operating expenses such that we may not fully realize anticipated savings from the restructuring, and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

We are substantially dependent on our remaining employee and consultants to facilitate the consummation of a strategic transaction.

In connection with our restructuring in January 2019 and a further restructuring in March of 2019, we terminated all but one employee.  Our ability to successfully complete a strategic transaction depends in large part on our ability to retain the consulting services of certain of our former personnel, particularly Adam Gridley, our President and Chief Executive Officer, Jonathan Lieber, our Interim Chief Financial Officer, and Stephen Kennedy, our Executive Vice President and Chief Operating Officer. Despite our efforts to retain these individuals as consultants following their separation of service from the Company, one or more may terminate their engagement with us on short notice. The loss of the services of any of these individuals could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

We may not realize any additional value in a strategic transaction for our intellectual property.

The market capitalization of our company is or may be below the value of our cash, cash equivalents and marketable securities. Although our most advanced product candidate, NeoCart, failed to meet its primary endpoint, we believe that data from preclinical and clinical studies of NeoCart support potential further investigation and development of NeoCart and our underlying proprietary intellectual property relating to scaffolds and CT3. However, potential counterparties in a strategic transaction involving our Company may place minimal or no value on these assets, given the limited data regarding their potential application. Further, the development and any potential commercialization of NeoCart will require substantial additional funding associated with conducting the necessary clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of NeoCart and may attribute little or no value, in such a transaction, to NeoCart or our other intellectual property.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the Securities and Exchange Commission. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Although we have ceased all further development of NeoCart and our other potential product candidates, if we were to resume research and development activities, we would require substantial additional funding. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or to a product candidate.

We currently do not have any external source of funds and do not expect to generate any revenue. We believe that our existing cash, cash equivalents and marketable securities and interest thereon will be sufficient to fund our projected operating requirements under our current operating plan, which is to seek a strategic alternative to maximize stockholder value, and into the middle of 2019. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect if our operating plans change. If our current operating plans change and we determine to pursue further research and development activities, we will require substantial additional funding to operate, and would expect to finance these cash needs through a combination of equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements.

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our stockholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our stockholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to further curtail or cease our operations or we may have to relinquish valuable rights to our technologies, any future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

Risks Related to Our Historical Business

The FDA has indicated an additional Phase 3 clinical trial for NeoCart would be required before the FDA would consider accepting a BLA submission for NeoCart.

On December 20, 2018, we had a telephonic meeting with senior members of the FDA. Based on the feedback received from the FDA, while the NeoCart Phase 3 clinical trial resulted in certain compelling data, the FDA indicated that an additional Phase 3 clinical trial would need to be completed before it would accept a submission of a BLA for NeoCart. The FDA indicated receptivity to novel clinical trial methodologies and regenerative medicine advanced therapy designations in order to support additional data for a future potential submission. However, considering the time and funding required to conduct such a trial, we discontinued the development of NeoCart and do not plan to submit a BLA.

We have historically been a clinical-stage cell therapy company with a limited operating history of developing late-stage product candidates. There is a limited amount of information about us upon which to evaluate our product candidates and business prospects, making an investment in our common stock unsuitable for many investors.

We have historically been a clinical-stage company focused on the development of restorative cell therapies (RCTs). We use the term RCT to refer to a new class of products we are developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. We were formed in 2000 and have a limited operating history. Since inception we have devoted substantially all of our resources to the development of our cell therapy technology platform, the clinical and preclinical advancement of our product candidates, the creation, licensing and protection of related intellectual property rights and the provision of general and administrative support for these operations. We have not yet obtained regulatory approval for any product candidates in any jurisdiction or generated any significant revenues from product sales. We have discontinued our development of NeoCart and we are currently evaluating strategic alternatives, as described elsewhere in these Risk Factors.

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $8.6 million in 2018 and $26.4 million in 2017. As of December 31, 2018 we had an accumulated deficit of $216.8 million. We anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the the middle of 2019. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. The amount of our future net losses will depend, in part, on the amount and timing of our expenses. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Our inability to utilize our net operating loss carryforwards before they expire may adversely affect our results of operations and financial condition.

As of December 31, 2018 we had federal and state net operating loss carryforwards of approximately $67 million and $67 million, respectively, which may be utilized against future federal and state income taxes. In general, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (NOLs) to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of our common stock, applying certain look-through and aggregation rules, increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period, generally three years. Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create a limitation on our ability to utilize our NOLs for tax purposes in the future. In addition, the closing of a strategic transaction may result in the limitation of our NOLs, which may affect the value we receive in such a strategic transaction. Limitations imposed on our ability to utilize NOLs could cause us to pay U.S. federal and state income taxes earlier than we would otherwise be required if such limitations were not in effect and could cause such NOLs to expire unused. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire beginning in 2037. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or may permanently increase state taxes owed. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs, and our results of operations and financial condition may be adversely affected as a result.

We may fail to comply with any of our obligations under existing agreements pursuant to which we license rights or technology, which could result in the loss of rights or technology that are material to our business and as a result possibly material to a potential strategic partner.

We are a party to several technology licenses that are important to our business including material licenses from Purpose Co., Ltd., Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH. The rights licensed under these agreements, including rights relating to our tissue processor and bioadhesives are material to our cell therapy technology platform and the continued development of NeoCart and any future product candidates a strategic partner may choose to develop. These licenses impose various commercial, contingent payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our license agreements and the ability to develop or commercialize product candidates. Any termination or reversion of our rights to under the foregoing agreements may have a material adverse effect on our business, prospects and results of operations and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

The use of NeoCart in clinical trials exposes us to the risk of product liability claims. Product liability claims might be brought against us by participants in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates and any products for which we obtain marketing approval. There is a risk that NeoCart could result in future adverse events in patients who were previously treated, and that such adverse events may not be detected for a long period of time. Such events could subject us to costly litigation, and if we cannot successfully defend against product liability claims require us to pay substantial amounts of money to injured patients. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	increased costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants; and
•	potential impairment of our ability to successfully complete a potential strategic transaction.

We carry product liability insurance that we believe is sufficient in light of our historical clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on cell or tissue therapies or medical treatments that had unanticipated adverse effects. In addition, under some of our agreements with clinical trial sites, we were required to indemnify the sites and their personnel against product liability and other claims. A successful product liability claim or series of claims brought against us or any third parties whom we are required to indemnify could cause our stock price to decline further and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

We do not carry insurance for all categories of risk that our business may encounter and we may not be able to receive or maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

Changes in government funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent new products and services from being developed or commercialized by our life science tenants, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, government closures or shutdowns, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Budgetary pressures and or the closure of the federal government may result in a reduced ability by the FDA to perform its role. Specifically, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees. If a prolonged government shutdown occurs, it could delay the ability of a prospective strategic partner to discuss any potential regulatory path forward for NeoCart and as a result delay a potential strategic transaction.

Legislative or regulatory healthcare reforms in the United States and abroad may make it more difficult and costly for a future partner to obtain regulatory approval of NeoCart and to produce, market and distribute NeoCart if an approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect NeoCart or any other products that a strategic partner may choose to develop. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of NeoCart or any future product candidates. Recent presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy that could significantly impact our business and the health care industry. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;
•	additional studies, including clinical studies;
•	recall, replacement, or discontinuance of NeoCart;
•	the payment of additional taxes; or
•	additional record keeping.

Each of these requirements would likely entail substantial time and cost and could adversely harm the future prospects for our business and our financial results which could impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

We have identified a material weakness in our internal controls relating to the accounting for transactions that are either highly complex and/or unusual in nature. In such instances, we seek to augment our internal accounting capabilities by obtaining assistance from third-parties who have greater expertise in such areas. Examples of situations such as these include (but are not limited to) the determination of the initial and periodic fair value of warrants that are liability classified and the accounting treatment for the termination of the Company’s collaboration agreement with Intrexon Corporation (“Intrexon”). For example, during the third quarter of 2018, we identified a material weakness in our internal controls relating to the valuation of the warrant liability. Because the valuation of the warrants is exceedingly complex and requires highly specialized skills to perform and review, we use the assistance of a third-party service provider to perform such valuation. In the third quarter of 2018, the third-party service provider made an error in the valuation that was not detected by management in its review process but was identified by our independent registered public accounting firm. In the fourth quarter of 2018, we identified a material weakness in our internal controls related to the accounting treatment for the contingent liability associated with the termination agreement entered into with Intrexon which terminated the Company’s collaboration agreement with Intrexon. In this instance, we concluded after numerous discussions with our independent registered public accounting firm that we had incorrectly accounted for the contingent liability. In both cases these items were discovered prior to the issuance of the financial statements. The identified material weakness did not result in a misstatement to our consolidated financial statements or disclosures; however, it could result in misstatements of certain account balances (such as warrant liability, change in fair value of warrant liability and accrued expenses due to Intrexon) or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We have implemented additional review procedures, including engaging a second third-party service provider to assist in our review of the work of the third-party service provider preparing the warrant valuation analysis and will seek to implement a similar procedure for other unusual or complex transactions going forward.

We cannot assure you that we will not have additional material weaknesses or significant deficiencies in our internal control over financial reporting. If we identify any other material weaknesses or significant deficiencies that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements. These could result in a material decline in our stock price and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

Our internal computer systems, or those of our development partners, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our development partners, third-party clinical research organizations, data management organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of any NeoCart clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development NeoCart or any future product candidates could be delayed.

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. We do not currently maintain a cyber insurance policy. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

Our employees or consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee and consultant fraud or other misconduct. Misconduct by employees or consultants could include intentional failures to comply with the regulations of the FDA or foreign regulators, failure to provide accurate information to regulatory authorities, failure to comply with manufacturing standards we have established, failure to comply with federal and state health care fraud and abuse laws and regulations in the United States and abroad, failure to report financial information or data accurately, and failure to comply with our own internal company policies. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or consultant misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

In addition, during the course of our operations our directors, executives, employees and consultants may have access to material, nonpublic information regarding our business, our results of operations or potential transactions we are considering. We may not be able to prevent a director, executive, employee or consultant from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director, executive, employee or consultant was to be investigated or an action was to be brought against a director, executive, employee or consultant for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money and divert attention of our management team from other tasks important to the success of our business.

Costs associated with being a public reporting company are significant, and public reporting requirements divert significant company resources and management attention.

We are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC. Compliance with the various reporting and other requirements applicable to public reporting companies requires considerable time, attention of management and financial resources and we will need to maintain such compliance in order to complete certain of the strategic alternatives currently under evaluation by our Board.

Further, the listing requirements of Nasdaq require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism. If any of our manufacturing, processing or storage facilities are damaged or destroyed, our business and prospects would be adversely affected.

A significant natural disaster, such as an earthquake, fire or flood, or a significant power outage, could have a material adverse impact on our business, operating results and financial condition. If any of our manufacturing, processing or storage facilities, or any of the equipment in such facilities were to be damaged or destroyed, it may result a lack of any definitive offer to consummate a strategic transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the consummation of a transaction.

We have historically produced materials for our clinical trials at our manufacturing facilities located in Waltham, Massachusetts, and produced our critical raw materials for use in NeoCart production in our facilities located in Lexington, Massachusetts. If these facilities or the equipment in them are significantly damaged or destroyed, a strategic partner may not be able to quickly or inexpensively replace such manufacturing capacity. In addition, natural disasters could affect our third-party service providers’ and manufacturers ability to perform services and provide materials for us or a strategic partner on a timely basis. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to complete a strategic transaction may be impeded. For example, acts of terrorism could cause disruptions in our business or the business of our third-party service providers, partners, customers or the economy as a whole which could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

We are increasingly dependent on information technology systems, infrastructure and data.

We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, clinical data, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information or the illegal transfer of funds to unknown persons, which could result in financial, legal, business or reputational harm. Any of these issues could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

Risks Related to Regulatory Approval

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

Risks Related to Our Intellectual Property

Our ability to execute a strategic transaction may depend on our ability to protect our intellectual property and our proprietary technologies.

Our ability to execute a strategic transaction may depend in part on our ability to maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations and ability to consummate a transaction.

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

Our success also depends on our ability and the ability of our current or future development or collaborative partners to develop, manufacture, market and sell our product candidates without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing product candidates, some of which may contain claims that overlap with the subject matter of our intellectual property or are directed at our product candidates, technologies or methods of manufacture. When we become aware of patents held by third parties that may implicate the manufacture, development or commercialization of our product candidates, we evaluate our need to license rights to such patents. If we need to license rights from third parties to manufacture, develop or commercialize our product candidates, there can be no assurance that we will be able to obtain a license on commercially reasonable terms or at all. Failure to obtain a license on commercially reasonable terms or at all could impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

In addition, any future patent litigation, interference or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us, or any of our future development partners to loss of our proprietary position, expose us to significant liabilities or require us to seek licenses that may not be available on commercially acceptable terms, if at all. Failure to obtain a license on commercially reasonable terms or at all could impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

Our issued patents could be found invalid or unenforceable if challenged in court which could have a material adverse effect on our business could impair our ability to successfully complete a potential strategic transaction.

If we or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or one of our future product candidates, technologies or methods of manufacture, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non- enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. Patent and Trademark Office even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business and could impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us, which could subject us to costly litigation.

As is common in the biotechnology industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, or may have previously or may be currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that our company or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and could impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license and may adversely affect our business and could significantly impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

Risks Related to Our Common Stock

We received deficiency letters in October 2018 and December 2018 from the Nasdaq Listing Qualifications Department (the Staff) of the Nasdaq Stock Market LLC (Nasdaq) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq Listing Rule 5550(b)(2). If we were to fail to regain compliance, our shares could be delisted from the Nasdaq Capital Market, which could materially reduce the liquidity of our common stock and have an adverse effect on our market price. A delisting could limit our strategic alternatives and ability to consummate a potential transaction.

On October 17, 2018, we received a deficiency letter from the Staff notifying us that, for the 30 consecutive business days prior to October 17, 2018, the closing bid price for our common stock had closed below a minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (Rule 5550(a)(2)). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “HSGX” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until April 15, 2019 to regain compliance with Rule 5550(a)(2). If we choose to implement a reverse stock split, we must complete the split no later than ten business days prior to April 15, 2019 to regain compliance. If at any time before April 15, 2019, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days (an Automatic Compliance Event), the Staff will provide written confirmation that we have achieved compliance with Rule 5550(a)(2).

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

If we do not regain compliance with Rule 5550(a)(2) by April 15, 2019, and we are not eligible for an additional compliance period at that time, the Staff will provide notice to us that our securities will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (Panel). We would remain listed pending the Panel’s decision.

Further, on December 19, 2018, we received a deficiency letter from the Staff notifying us that for the last 30 consecutive business days prior to December 18, 2018, the market value of our listed securities were less than $35 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (Rule 5550(b)(2)). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided us with 180 calendar days, or until June 17, 2019, to regain compliance with Rule 5550(b)(2). If we regain compliance with Rule 5550(b)(2), Nasdaq will provide written confirmation to us and close the matter. If we do not regain compliance with this requirement by June 17, 2019, we will receive written notification from the Staff that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Hearing Panel.

The December 2018 deficiency letter did not result in the delisting of our common stock from The Nasdaq Capital Market. To regain compliance with Rule 5550(b)(2), the market value of our listed securities must meet or exceed $35 million for a minimum of ten consecutive business days during the 180-day grace period ending on or before June 17, 2019 (Nasdaq has the discretion to monitor compliance for as long as 20 consecutive business days before deeming us in compliance). We could also regain compliance with Nasdaq’s alternative continued listing requirements by having stockholders’ equity of $2.5 million or more, or net income from continuing operations of $500,000 in the most recently completed fiscal year.

A delisting would also likely make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current stockholders than would be the case if our shares were listed.

We may not satisfy The Nasdaq Capital Market’s other requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our common stock and could limit our strategic alternatives and ability to consummate a potential transaction.

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

Our stock price has been and will likely continue to be volatile for the foreseeable future. The realization of any of the risks described in these risk factors or other unforeseen risks could have a dramatic and adverse effect on the market price of our common stock. The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section and others such as:

•	our ability to consummate a strategic transaction, the value of such transaction including whether it is deemed to enhance stockholder value or deliver expected benefits;
•

announcements about us or about our competitors including clinical trial results, regulatory approvals, or new product candidate introductions and the revenue and growth potential of such new products;

•	developments concerning our current or future development partners, licensors or product candidate manufacturers;
•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;
•	conditions in the pharmaceutical or biotechnology industries, regulations or concerns related to cell and gene therapies, and the economy as a whole;
•	governmental regulation and legislation;
•	the recruitment or departure of members of our Board, management team or other key personnel;
•	changes in our operating results;
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

In recent months and years, the stock market in general, and the market for pharmaceutical and biotechnological companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. In addition, Brexit or actions taken by the current presidential administration and Congress could adversely affect United States, European or worldwide economic or market conditions and could contribute to instability and volatility in global financial markets. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance.

Our quarterly operating results may fluctuate substantially, which may cause the price of our common stock to fluctuate substantially.

We expect our quarterly operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•	our ability to execute on a strategic transaction;
•

derivative instruments recorded at fair value, including but not limited to the change in fair value of warrants issued in connection with a private placement we completed in 2016 and warrants issued in our 2018 public offering;

•	asset impairments, severance costs, lease termination costs, transaction and other costs triggered by a wind down of our operations; and
•	any lawsuits in which we may become involved.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

We expect our stock price to continue to be volatile, and securities class action litigation has often been instituted against companies following periods of volatility of their stock price or after the announcement of a change in control transaction. Any such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. This litigation, if instituted against us could also impair our ability to successfully complete a potential strategic transaction on terms that are favorable to our stockholders, or at all.

If securities analysts do not publish research, publish unfavorable research about our business or cease coverage of our company, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities and industry analysts publish about us or our business. In the event one or more of the analysts who covers us downgrades our stock or publishes unfavorable research about our business, or if our clinical trials or operating results fail to meet the analysts’ expectations, our stock price would likely decline. Recently, several securities analysts ceased coverage of our company, and if one or more of the remaining analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Our corporate headquarters are currently located in Waltham, Massachusetts, for which we have a lease until December 2024, renewable for one five-year term. We lease approximately 25,472 square feet of office, manufacturing and laboratory space, including 5,700 square feet of cGMP clean room space that is outfitted for NeoCart manufacturing. This facility also houses our quality staff, including quality control testing, necessary to support any NeoCart manufacturing.

Additionally, we lease approximately 16,601 square feet of laboratory and manufacturing space, along with related office space, in Lexington, Massachusetts. The term of the Lexington lease expires on October 1, 2022 and can be extended for one five-year period thereafter. This facility includes clean room space that can be utilized for production of our CT3 adhesive components, our collagen scaffold and the collagen raw material used to produce the scaffold and components of the CT3 adhesive. This facility also includes necessary space for quality operations, including necessary quality control testing.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. We currently are not a party to any threatened or pending litigation and do not have contingency reserves established for any litigation liabilities. However, third parties might allege that we are infringing their patent rights or that we are otherwise violating their intellectual property rights, including trade names and trademarks. Such third parties may resort to litigation. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.  Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Year ending December 31, 2017	High	Low
First Quarter:	$2.24	$1.45
Second Quarter:	1.89	1.59
Third Quarter:	2.19	1.60
Fourth Quarter:	2.37	1.72
Year ending December 31, 2018	High	Low
First Quarter:	$3.04	$2.07
Second Quarter:	2.97	2.07
Third Quarter:	2.92	0.53
Fourth Quarter:	1.00	0.09

Holders

As of March 18, 2019, there were 11 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. We do not plan to pay dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our operations. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any.

Securities Authorized for Issuance under Equity Incentive Plans

Information regarding securities authorized for issuance under equity incentive plans will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Overview

We historically focused on the development of restorative cell therapies (RCTs).  We use the term RCT to refer to a new class of products that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. Our product, NeoCart®, is an innovative cell therapy that utilizes various aspects of our RCT platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee.

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

In the third quarter of 2018, we announced that our Phase 3 clinical trial of NeoCart did not meet the primary endpoint of a statistically significant improvement in pain and function in a dual threshold responder analysis one year after treatment as compared to microfracture. In the modified Intent to Treat (mITT) population (which excludes those patients who were randomized but not treated with NeoCart), 74.2% of the NeoCart patients exhibited clinically meaningful improvements in pain and function compared to 62.0% of microfracture patients at one year (p=0.071). However, in this mITT population, patients treated with NeoCart achieved a statistically significant improvement in pain and function (p=0.018) six months after treatment as compared to patients treated with microfracture. In addition, NeoCart achieved a statistically significant improvement in pain and function at one year in certain patient populations including patients with lesion sizes greater than 2.2 cm2 and those with a Body Mass Index, or BMI, of greater than 28. Both NeoCart and microfracture were well tolerated and exhibited strong safety profiles.

Based on the totality of the data, we initiated a dialogue with the United States Food and Drug Administration (FDA) in the third quarter of 2018 to discuss the regulatory path forward for NeoCart. Our primary objective in these discussions was to determine whether the FDA would accept a submission of a Biologics License Application (BLA) for NeoCart without data from an additional clinical trial. We had a constructive dialogue with the FDA, which included requests for and review of additional statistical analyses, different subgroup analyses, and secondary endpoints. These additional analyses, while compelling, did not change the conclusion that the NeoCart Phase 3 trial failed to meet its primary and secondary endpoints. In December 2018, we received final feedback from the FDA indicating that while the NeoCart Phase 3 clinical trial resulted in certain compelling data, particularly the early response in pain and function and the data in certain lesion sizes, an additional Phase 3 clinical trial would need to be completed before the FDA would accept the submission of a BLA for NeoCart. The FDA indicated receptivity to novel clinical trial methodologies and regenerative medicine advanced therapy designations in order to support additional data for a future potential submission. However, considering the time and funding required to conduct such a trial, we discontinued the development of NeoCart and are not planning to submit a BLA.

As a result of the FDA feedback, we initiated a process to evaluate strategic alternatives to maximize value for all of our stakeholders. The process is being conducted with the assistance of financial and legal advisors and is evaluating the full range of potential strategic alternatives, including but not limited to, acquisitions, business combinations, joint ventures, public and private capital raises and recapitalization and sale transaction options, including a sale of assets or intellectual property. Since these efforts may not be successful and given our limited cash reserves, we are also considering other possible alternatives, including a wind-down of operations, or Chapter 11 bankruptcy protection to complete or execute a restructuring transaction or liquidation. There is no guarantee that any cash (or other securities representing any value) will be returned to stockholders and there is the possibility that the Company’s common stock will be worthless in a bankruptcy, wind-down or other liquidation scenario. In January 2019 and March 2019, we implemented restructuring plans that were approved by our Board involving reductions in headcount to reduce operating costs. The positions eliminated together represented all but one employee, and included our Chief Executive Officer, Chief Operating Officer, Chief Medical Officer and Chief Business Officer. We intend to engage, Mr. Adam Gridley, our Chief Executive Officer, Mr. Stephen Kennedy, our Chief Operating Officer, along with up to four additional employees as consultants to assist with our continuing evaluation of strategic alternatives.

We have devoted substantially all of our resources to the development of our RCT platform, the preclinical and clinical advancement of our product candidates, the creation and protection of related intellectual property and the provision of general and administrative support for these operations. We have funded our operations primarily through the private placement of preferred stock and convertible promissory notes, commercial bank debt, sales of common stock and our collaboration with MEDINET.

We have never been profitable and incurred net losses in each year since inception. Our accumulated deficit was $216.8 million as of December 31, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We do not expect to generate any future revenue from product sales until we successfully complete development and obtain regulatory approval for NeoCart. If we seek and obtain regulatory approval for NeoCart, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition.

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

In September 2016, we completed a private placement (the Private Placement) where we issued 2,596,059 shares of our common stock at a per share price of $2.25 and 24,158.8693 shares of our newly-created Series A Convertible Preferred Stock, which shares of preferred stock are convertible into approximately 10,737,275 shares of common stock. The Series A Convertible Preferred Stock became convertible into shares of our common stock following approval of the private placement by our stockholders in the fourth quarter of 2016. As of December 31, 2018, 400.4910 shares of Series A Convertible Preferred Stock that are convertible into 177,996 shares of common stock were outstanding. The net proceeds after deduction of placement agent fees and other transaction-related expenses were $27.6 million. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of our common stock at an exercise price of $2.25 per share (the 2016 Warrants). The 2016 warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. The 2016 warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval.

In January 2018, we completed an underwritten registered direct offering of 2,691,494 shares of common stock at a price of $2.35 per share. The total net proceeds of the offering were $5.7 million after deducting underwriter’s discounts and commissions, and expenses related to the offering.

In March 2018, we entered into an equity distribution agreement (the Equity Distribution Agreement) with Canaccord Genuity Inc. (Canaccord), pursuant to which we may, from time to time, sell shares of our common stock (the Shares), having an aggregate offering price of up to $10 million through Canaccord, as our sales agent. The Shares will be offered and sold by us pursuant to our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the Registration Statement). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the Securities Act), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. During the year ended December 31, 2018, we sold an aggregate of 6,633,903 shares of common stock and received $4.5 million after deducting commissions.

On October 10, 2018, we closed an underwritten public offering of 26,155,000 shares of our common stock and warrants to purchase up to 19,616,250 shares of common stock (the 2018 Warrants), at a combined purchase price of $0.65 per share of common stock and accompanying warrant. The gross proceeds from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by us.  The 2018 Warrants were exercisable immediately upon issuance at a price of $0.70 per share of common stock and have a term of five years commencing on the date of issuance.

In the first quarter of 2019, we and certain holders of the 2016 Warrants (the Participating 2016 Holders) entered into a Warrant Amendment and Exercise Agreement (the 2016 Exercise Agreement) pursuant to which we agreed to reduce the exercise price of the 2016 Warrants held by such Participating 2016 Holders from $2.25 to $0.01 per share (the 2016 Reduced Exercise Price) in consideration for the exercise of the 2016 Warrants held by such Participating 2016 Holders in full at the 2016 Reduced Exercise Price for cash. In connection with the exercise of the 2016 Warrants by the Participating 2016 Holders, we received aggregate gross proceeds of approximately $0.1 million. After the exercise of the 2016 Warrants held by the Participating 2016 Holders, 2016 Warrants to purchase approximately 508,714 shares of the Company’s Common Stock remain outstanding.

Also in the first quarter of 2019, we reduced the exercise price of the 2018 Warrants from $0.70 to $0.01 per share (the 2018 Reduced Exercise Price) and all of the holders of the 2018 Warrants (the Participating 2018 Holders) entered into a Warrant Exercise Agreement (the 2018 Exercise Agreement) pursuant to which in consideration for the 2018 Reduced Exercise Price, the Participating 2018 Holders agreed to exercise the 2018 Warrants held by such Participating 2018 Holders in full at the 2018 Reduced Exercise Price for cash. In connection with the exercise of the 2018 Warrants by the Participating 2018 Holders, we received aggregate gross proceeds of approximately $0.2 million.

The consolidated financial statements and the following information include the accounts of Histogenics, ProChon and Histogenics Securities Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue

We did not generate any revenue in 2018 or 2017 and do not expect to generate any revenue from product sales in the future unless we successfully complete the development of NeoCart and receive approval from the FDA to market NeoCart. As of December 31, 2018, we have recorded $10 million in deferred revenue relating to the upfront payment from MEDINET.

Research and Development Expenses

Research and development expenses consist of development costs associated with our RCT platform and development programs. These costs are expensed as incurred and include:

•	compensation and employee-related costs including stock-based compensation;
•	costs incurred under clinical trial agreements with investigative sites;

•	costs to acquire, develop and manufacture preclinical study and clinical trial materials;
•	costs associated with conducting our preclinical, clinical and regulatory activities, including fees paid to third-party professional consultants and service providers;
•	costs for laboratory supplies and laboratory equipment;
•	charges associated with the achievement of certain preclinical and financial milestones pursuant to our licenses for our bioadhesive, and our tissue engineering processor; and
•	facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

We expect our research and development expenses to decline in the future due to our decision to suspend the development of NeoCart and the restructuring plans we implemented in January 2019 and March 2019.

We cannot determine with certainty the timing and costs of initiation, the duration and the completion of current or future preclinical studies and clinical trials of our product candidates. Clinical and preclinical development timelines, the probability of success and related development costs can differ materially from expectations. In addition, we cannot forecast when future collaboration arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We do not track research and development expenses by product. We do not allocate general equipment and supply costs, facilities, depreciation and other miscellaneous expenses to specific projects.

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

Total Other Income (Expense), Net

Total other income (expense), net consists primarily of changes in liabilities that are held at fair value; interest income earned on cash, cash equivalents and marketable securities; interest expense on our equipment loan that matured and was fully repaid in the second quarter of 2018; and the extinguishment of liability related to Intrexon Corporation.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation and the fair value of the warrants issued in connection with our 2016 Private Placement and 2018 underwritten public offering. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K, we believe the following accounting policies to be most critical to the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the FASB) issued a new standard related to revenue recognition, Accounting Standards Updated (ASU) No. 2014-09, Revenue from Contracts with Customers. This new accounting standard replaced most current U.S. GAAP guidance on this topic and eliminated most industry-specific guidance. It provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  Entities may adopt the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative years’ financial statements.  Further, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to defer the effective adoption date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016.  We elected to early adopt the guidance in 2017 using the modified retrospective method.

Revenue is recognized when, or as, performance obligations are satisfied, which occurs when control of the promised products or services is transferred to customers.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer (transaction price). To the extent that the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the most likely amount method.  Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. Our revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements may contain multiple promises which may include: (i) licenses to our technology; (ii) services related to the transfer and update of know-how; and (iii) manufacturing supply services. Payments to the us under these arrangements typically include one or more of the following: non-refundable upfront license fees; milestone payments; royalties on future product sale; and fees for manufacturing supply services. None of our contracts as of December 31, 2018 contained a significant financing component.

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

Collaboration Revenue

No revenue has been recognized as of December 31, 2018. The collaboration and license agreements are within the scope of Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers.

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

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of our deferred tax assets and liabilities was offset by a corresponding change in the valuation allowance for the year ended December 31, 2017. As a result, there was no impact to our consolidated statements of operations and comprehensive loss as a result of the reduction in tax rates. The other provisions of the TCJA did not have a material impact on the Company’s consolidated financial statements. Our final determination of the TCJA impact and the remeasurement of its deferred assets and liabilities was completed prior to the deadline of one year from the enactment of the TCJA.  For the year ended December 31, 2018, there were no material changes to the analysis originally performed as of December 31, 2017

Uncertain Income Tax Positions

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

Tax Positions
(in thousands)
Balance at December 31, 2016	$(562)
Reductions based on tax positions related to the period	123
Federal rate revision	136
Balance at December 31, 2017	(303)
Reductions based on tax positions related to the period	—
Federal rate revision	—
Balance at December 31, 2018	$(303)

The uncertain tax positions giving rise to the unrecognized tax benefits of $0.3 million at December 31, 2018 relate to the timing of certain income and deductions for federal income tax purposes. The reversal of unrecognized tax benefits would not have any impact on the effective tax rate in future periods and are not expected to create cash tax liability upon settlement due to our ability to utilize both pre-change and post-change NOLs to offset their impact.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. We test long-lived assets for impairment at year end or whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, the assets would be written down to their estimated fair value based on the present value of expected future cash flows and an impairment loss would be recognized in earnings. Based on the triggering event that occurred in December 2018, we deemed the value of our fixed assets to be impaired and wrote-off $4.3 million in net book value of such assets.

Impairment of Intangible Assets

We test intangible assets for impairment at year end or whenever events or circumstances present an indication of impairment. If the sum of expected future cash flows (undiscounted and without interest charges) of the intangible assets is less than the carrying amount of such assets, an impairment loss would be recognized in earnings in “impairment of goodwill and intangible assets.” The intangible assets would be written down to the estimated fair value, calculated based on the present value of expected future cash flows. Our intangible assets consisted of in-process research and development (IPR&D) obtained through the acquisition of ProChon and the AT Grade license and are fully impaired.

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

The Black-Scholes option pricing model requires us to make certain assumptions and estimates concerning our stock price volatility, the rate of return of risk-free investments, the expected term of the awards, and our anticipated dividends. We utilize the volatility from an analysis of peer group companies used in the Black-Scholes model, as we do not believe we have sufficient historical data to support the assumption of utilizing only our stock price volatility.

We account for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards granted to non-employees are subject to periodic revaluation over their vesting terms.

On October 1, 2018, the Compensation Committee of the Board of Directors approved a repricing (the Repricing) of 3,807,779 stock options (the Options) granted prior to September 1, 2018 pursuant to our 2013 Equity Incentive Plan and our 2012 Equity Incentive Plan to executive officers, employees and consultants of the Company. The Options had exercise prices between $0.75628 and $9.97 per share, which were reduced to $0.568 per share (the closing price of the Company’s common stock on The Nasdaq Capital Market on October 1, 2018). The number of shares, vesting schedules and expiration period of the Options were not altered. Options to purchase the Company’s common stock held by non-employee members of the Board were not subject to the Repricing and remain unchanged. The impact to the Company’s financial statements in 2018 was immaterial.

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

Net Operating Loss Carryforwards

Utilization of the net operating loss (NOL) and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code (Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders. We have completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation. The results of this study indicated we experienced ownership changes, as defined by Section 382 of the Code, in each of 2006, 2011, 2012, 2013, and 2016. We have not recorded $52.9 million of NOLs that as a result of the 2017 ownership change will expire unused.

As of December 31, 2018, and 2017, we had U.S. federal NOL carryforwards of $67 million and $44 million respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2018, and 2017, we also had U.S. state NOL carryforwards of $67 million and $43.7 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. At December 31, 2018 and 2017, we also had $26.4 million and $26.3 million, respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.

As of December 31, 2018, we have provided a full valuation allowance for net deferred tax assets.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. The guidance also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. For public business entities, the amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted, including adoption in any interim period, for public business entities for periods for which financial statements have not yet been issued. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification. This final rule amends certain disclosure requirements that are redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for the Company for all filings made on or after November 5, 2018. The SEC staff clarified that the first presentation of the changes in shareholders’ equity may be included in the first Form 10-Q for the quarter that begins after the effective date of the amendments. The adoption of the final rule did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update is to simplify the aspects of accounting for nonemployee shared based payment transactions for acquiring goods or services from nonemployees. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within that year. The Company has concluded that this guidance has no impact on the Company’s consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance on changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting. The guidance is effective prospectively for annual periods beginning after December 15, 2017, and for interim periods and annual periods thereafter. The Company has concluded that this guidance has no material impact on the presentation of its results of operations, financial position and disclosuresIn November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (ASU 2016-18). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018.  As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	As of December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$15,542	$7,081
Restricted cash	137	137
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$15,679	$7,218

In February 2016, the FASB issued ASU No. 2016-02- Leases (Topic 842). This standard requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company estimates that it will recognize approximately $8 million to $10 million of right-of-use assets and corresponding lease liabilities on the balance sheet upon adoption. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation; and the final impact on the balance sheet will depend on the lease portfolio at the time of adoption. The Company does not expect that adoption will have a material impact on its results of operations or statement of cash flows.

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

Results of Operations

Years Ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017:

	December 31,		Change
	2018	2017	$	%
	(in thousands)
Research and development expenses	$15,634	$15,566	$68	0%
General and administrative expenses	10,204	9,384	820	9
Loss due to asset impairment	4,270	—	4,270	100
Other income (expense), net	21,465	(1,464)	22,929	(1,566)

Revenue. We did not record any revenue for the years ended December 31, 2018 and 2017. We do not expect to generate any product sales revenue in the future unless we successfully complete the development of NeoCart and receive approval from the FDA to market NeoCart. As of December 31, 2018, we have recorded $10 million in deferred revenue relating to the upfront payment from MEDINET.

Research and Development Expenses. Research and development expenses were $15.6 million for the year ended December 31, 2018 as compared to $15.5 million for the year ended December 31, 2017. The increase in research and development expenses of $0.1 million was primarily due to an increase in consulting expense of $1.6 million, an increase in materials costs of $0.9 million and an increase in repairs and maintenance expense of $0.3 million which were partially offset by a $1.8 million decline in clinical trial costs, a $0.6 million decline in depreciation expense and a $0.5 million decline in salaries and benefits. We expect our research and development expenses to decline in 2019 in connection with our decision to suspend the development of NeoCart and our related restructuring plans that we implemented in January 2019 and March 2019.

General and Administrative Expenses. General and administrative expenses were $10.2 million for the year ended December 31, 2018 as compared to $9.4 million for the year ended December 31, 2017. The increase in expense of $0.8 million was primarily due to an increase in professional fees of $0.6 million, an increase in facility-related expenses of $0.6 million and an increase in public relations expense of $0.1 million which were partially offset by a decrease in depreciation expense of $0.5 million. We expect our general and administrative expenses to decline in 2019 due to the restructuring plans that we implemented in January 2019 and March 2019.

Loss due to Asset Impairment. The loss due to asset impairment of $4.3 million for the year ended December 31, 2018 was in connection with the impairment of long-term assets.

Other Income (Expense), Net. Other income (expense), net was $21.5 million for the year ended December 31, 2018 as compared to ($1.5) million for the year ended December 31, 2017. The $22.9 million increase was primarily due to the reduction of the fair value of warrant liability of $20.6 million and a $1.5 million gain on extinguishment of liability which were partially offset by warrant expense of $0.8 million related to our underwritten equity offering in October 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had an accumulated deficit of $216.8 million. We have historically funded our consolidated operations primarily through the proceeds from the sale of common stock, the private placement of preferred stock and convertible notes and commercial bank debt. As of December 31, 2018, we had cash, cash equivalents and marketable securities of $15.5 million. We believe our existing cash and cash equivalents will be sufficient to fund our projected cash needs into the middle of 2019.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	December 31,		Change
	2018	2017	$	%
	(in thousands)
Net cash used in operating activities	$(15,777)	$(23,020)	$7,243	(31)%
Net cash used in investing activities	(1,113)	(1,230)	117	(10)
Net cash provided by (used in) financing activities	25,351	(577)	25,928	(4,494)
Net increase (decrease) in cash and cash equivalents	$8,461	$(24,827)	$33,288	(134)%

Operating Capital Requirements

We anticipate that we will continue to incur losses for the next several years. We are subject to all risks incident to the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in the future if we continue our operations.

We believe our existing cash and cash equivalents will be sufficient to fund our projected cash needs into the middle of 2019. Until we can generate a sufficient amount of revenue from the sale or licensing of our products, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue our operations. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

Operating Activities

Cash used in operating activities decreased $7.2 million to $15.8 million for the year ended December 31, 2018 from $23.0 million for the year ended December 31, 2017. During the year ended December 31, 2018, the net cash used in operating activities of $15.8 million consisted primarily of our net loss of $8.6 million adjusted for non-cash items, including a decrease in fair value of warrants of $20.6 million, an increase in deferred revenue of $10.0 million, a decrease in operating assets and liabilities of $2.8 million, a $4.3 million loss from the impairment of long term assets, a $1.5 million gain on extinguishment of liability, $1.6 million in stock-based compensation expense, a $0.7 million decrease in deferred rent and lease incentive, $0.7 million in warrant expense and $0.5 million in depreciation expense. During the year ended December 31, 2017, the net cash used for operating activities of $23.0 million consisted primarily of our net loss of $26.4 million adjusted for non-cash items, including the increase in fair value of warrants of $1.5 million, $1.5 million in depreciation expense, $1.6 million in stock-based compensation expense, a $0.7 million decrease in operating assets and liabilities and a $0.5 million decrease in deferred rent and lease incentive.

Investing Activities

Cash used in investing activities decreased $0.1 million to $1.1 million for the year ended December 31, 2018 from $1.2 million for the year ended December 31, 2017. The difference was primarily related to purchases of property and equipment of $2.0 million partially offset by maturities of marketable securities of $0.9 million.

Financing Activities

Cash provided by financing activities increased $26.0 million to $25.4 million for the year ended December 31, 2018 due to the issuance of common stock of $25.5 million.

Loan and Security Agreements

Equipment Loan

In July 2014, we entered into a loan and security agreement with Silicon Valley Bank, which provides for a line of credit to finance certain equipment purchases up to an aggregate of $1.75 million through March 31, 2015. The line has been fully drawn and is payable in 36 monthly installments of principal and interest commencing six months following the date of the draw with an annual interest rate of 2.75% plus the greater of 3.25% and the prime rate in effect at the time of each draw, as published in the Wall Street Journal. The outstanding balance was fully paid as of May 2018.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended(the “Exchange Act”), that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 as of December 31, 2018. Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 as a result of the material weakness described below.

We have identified a material weakness in our internal controls relating to the accounting for transactions that are either highly complex and/or unusual in nature. In such instances, we seek to augment our internal accounting capabilities by obtaining assistance from third-parties who have greater expertise in such areas. Examples of situations such as these include (but are not limited to) the determination of the initial and periodic fair value of warrants that are liability classified and the accounting treatment for the termination of the Company’s collaboration agreement with Intrexon Corporation (“Intrexon”).

For example, during the third quarter of 2018, we identified a material weakness in our internal controls relating to the valuation of the warrant liability. Because the valuation of the warrants is exceedingly complex and requires highly specialized skills to perform and review, we use the assistance of a third-party service provider to perform such valuation. In the third quarter of 2018, the third-party service provider made an error in the valuation that was not detected by management in its review process but was identified by our independent registered public accounting firm. In the fourth quarter of 2018, we identified a material weakness in our internal controls related to the accounting treatment for the contingent liability associated with the termination agreement entered into with Intrexon which terminated the Company’s collaboration agreement with Intrexon. In this instance, we concluded after numerous discussions with our independent registered public accounting firm that we had incorrectly accounted for the contingent liability. In both cases these items were discovered prior to the issuance of the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness did not result in a misstatement in our final consolidated financial statements or disclosures; however, it could result in misstatements of certain account balances (such as warrant liability and change in fair value of warrant liability or the accrued expenses due to Intrexon) or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We have implemented additional review procedures, including engaging a second third-party service provider to assist in our review of the work of the third-party service provider preparing the warrant valuation analysis and will seek to implement a similar procedure for other unusual or complex transactions going forward. Our principal executive officer and principal financial officer believe that the remediation activities we have put in place will remediate the material weakness in the future.

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

Under the supervision of our Audit Committee and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness, as of December 31, 2018, of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on its evaluation under the COSO Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 as a consequence of the material weaknesses described above.

As a result, we implemented additional review procedures, including engaging a second third-party service provider to assist in our review of the work of the third-party service provider preparing the warrant valuation analysis and intend to implement a similar procedure for other unusual or complex transactions going forward. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, while certain remediation steps have been completed in the fourth quarter of 2018, the enhanced controls relating thereto are not all yet fully operational, and we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXECUTIVE OFFICERS AND DIRECTORS

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of the date of this Annual Report on Form 10-K. Information as of the date of this Annual Report on Form 10-K about the number of shares of common stock beneficially owned by each of the individuals designated as an executive officer as of the date of this Annual Report on Form 10-K, whether held directly or indirectly, appears below under the heading “Equity Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Current Positions
Adam Gridley	46	President, Chief Executive Officer, Treasurer and Director(2)
Steven Kennedy	62	Executive Vice President and Chief Operating Officer(2)
Jonathan Lieber	49	Interim Chief Financial Officer

(1)

Pursuant to a reduction in force approved by the Board in March 2019, Mr. Gridley’s employment with us will terminate effective March 22, 2019. Mr. Gridley will retain his statutory titles of president, treasurer and secretary of the Company while he continues to provide consulting services to us, and will remain a director of the Company.  In connection with the execution of the separation entered into with Mr. Gridley in connection with his termination, we and Mr. Gridley also intend to enter into a consulting agreement pursuant to which Mr. Gridley will provide consulting services to us through at least June 30, 2019 for an hourly fee of $250.

(2)

Pursuant to a reduction in force approved by the Board in March 2019, Mr. Kennedy’s employment with us will terminate effective March 22, 2019. In connection with the execution of the separation entered into with Mr. Kennedy in connection with his termination, we and Mr. Kennedy also intend to enter into a consulting agreement pursuant to which Mr. Kennedy will provide consulting services to us through at least June 30, 2019 for an hourly fee of $220.

Directors

The following table includes the name, age position, class and term expiration year for each of our directors and is current as of the date of this Annual Report on Form 10-K. Information about the number of shares of common stock beneficially owned by each director, whether held directly or indirectly, as of the date of this Annual Report on Form 10-K, appears below under the heading “Equity Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Position	Class	Term Expiration Year
Joshua Baltzell	49	Chairman of the Board	Class I	2021
David Gill	64	Director	Class III	2020
Adam Gridley	46	President, Chief Executive Officer, Treasurer and Director(1)	Class II	2019
Michael Lewis	60	Director	Class II	2019
Kevin Rakin	58	Director	Class I	2021
Susan B. Washer	57	Director	Class II	2019

(1)

Pursuant to a reduction in force approved by the Board in March 2019, Mr. Gridley’s employment with us will terminate effective March 22, 2019. Mr. Gridley will retain his statutory titles of president, treasurer and secretary of the Company while he continues to provide consulting services to us, and will remain a director of the Company.  Mr. Gridley will not be eligible to receive compensation under the Company’s non-employee director compensation program.

The following paragraphs provide information, as of the date of this Annual Report on Form 10-K, about our current executive officers and directors:

Biographical Information – Executive Officers

Adam Gridley has served as our Chief Executive Officer and President since May 2014. Pursuant to a reduction in force approved by the Board in March 2019, Mr. Gridley’s employment with us will terminate effective March 22, 2019. Mr. Gridley will retain his statutory titles of president, treasurer and secretary of the Company while he continues to provide consulting services to us, and will remain a director of the Company.  In connection with the execution of the separation entered into with Mr. Gridley in connection with his termination, we and Mr. Gridley also intend to enter into a consulting agreement pursuant to which Mr. Gridley will provide consulting services to us through at least June 30, 2019. Mr. Gridley previously served from October 2012 until May 2014 as Senior Vice President of Technical Operations at Merz North America, Inc., the North American business unit of Merz, Inc., a privately held pharmaceuticals company. From September 2011 to October 2012, he was Senior Vice President, Operations & Product Development responsible for global research and development and manufacturing for Merz Aesthetics, Inc., a global business unit of Merz, Inc., and from July 2010 to September 2011, Mr. Gridley held the position of Senior Vice President, Product Development at Merz. From September 2008 to July 2010, Mr. Gridley was Senior Vice President, Corporate Development for BioForm Medical, Inc., a publicly traded company acquired by Merz, Inc. Mr. Gridley holds a B.S. and an M.B.A. from the University of Denver. We believe that Mr. Gridley’s qualifications to serve as a director of the Company include his extensive experience as an executive in the biotechnology industry and his prior service as a senior-level executive in both early stage and mature biotechnology companies.

Stephen Kennedy has served as our Executive Vice President and Chief Operating Officer since October 2017 and previously served as our Chief Technology Officer from July 2015 to October 2017 and our Senior Vice President of Technical Operations from August 2013 to July 2015. Pursuant to a reduction in force approved by the Board in March 2019, Mr. Kennedy’s employment with us will terminate effective March 22, 2019. In connection with the execution of the separation entered into with Mr. Kennedy in connection with his termination, we and Mr. Kennedy also intend to enter into a consulting agreement pursuant to which Mr. Kennedy will provide consulting services to us through at least June 30, 2019. From May 2011 to August 2013, Mr. Kennedy served as the Executive Vice President, Research and Development, at Mascoma Corporation, a biofuel company. Mr. Kennedy served as Executive Director of the Novartis/MIT Center for Continuous Manufacturing at the Massachusetts Institute of Technology from October 2010 to May 2011. Mr. Kennedy also served as Senior Vice President of Biologics Operations at Genzyme Corporation from 2008 to October 2010, after having held a variety of technical operations positions with the company beginning in 1992. Prior to this, Mr. Kennedy managed process development at Genencor International in Helsinki, Finland from 1989 to 1992. Mr. Kennedy has a B.S. from the University of Michigan, an M.S. from the University of Rochester and an M.B.A. from Boston University.

Jonathan Lieber has served as our Interim Chief Financial Officer since December 2018 and previously served as our Chief Financial Officer from July 2015 to December 2018. Prior to joining us, Mr. Lieber was Senior Vice President and Chief Financial Officer of Metamark Genetics, Inc., a privately held, urology-focused, molecular diagnostics company, from January 2014 to June 2015. From September 2012 to September 2013, Mr. Lieber served as the Chief Financial Officer and Treasurer of Repligen Corporation, a manufacturer and supplier of high-value consumables to the life sciences industry. From June 2009 to May 2012, Mr. Lieber served as Chief Financial Officer and Treasurer of Xcellerex, Inc., a privately held company engaged in the manufacture and sale of capital equipment and related consumables to the biopharmaceutical industry. Mr. Lieber received an M.B.A. in finance from the Stern School of Business of New York University and a B.S. in business administration from Boston University.

Biographical Information – Directors

Joshua Baltzell has served as a member of the Board since July 2012. Mr. Baltzell is a Venture Partner at Split Rock Partners, and also serves as a Venture Partner at SightLine Partners. He has been with Split Rock since 2004 and with SightLine since 2014. Mr. Baltzell has over 20 years of experience in the healthcare industry. Prior to his tenure in the venture capital industry, Mr. Baltzell held roles as an investment banker at Piper Jaffray Companies from 2000 to 2002, where he focused primarily on mergers and acquisitions in the medical device sector, as well as various marketing and business development positions with SCIMED and Boston Scientific. Mr. Baltzell currently serves on the boards of Magnolia Medical, ViewPoint Medical and Colorescience. Mr. Baltzell holds a B.A. in economics from St. Olaf College and an M.B.A. from the University of Minnesota’s Carlson School of Management. We believe that Mr. Baltzell’s qualifications to serve as a director of the Company include his extensive experience in the venture capital industry, his investment banking experience in the healthcare and medical device industries with both publicly and privately held companies and his significant prior board experience.

David Gill has served as a member of the Board since February 2015. Mr. Gill served as the President and Chief Financial Officer of EndoChoice, Inc., a medical device company focused on gastrointestinal disease, from April 2016 through the sale of the company to Boston Scientific in November 2016 and as Chief Financial Officer from August 2014 to April 2016.  Previously, he served as the Chief Financial Officer of INC Research (now known as Syneos Health), a clinical research organization, from February 2011 to August 2013 after having served as a board member and its audit committee chairman from 2007 to 2010.  Mr. Gill also currently serves on the boards of Melinta Therapeutics, Inc. (f/k/a Cempra, Inc.), Evolus, Inc., Strata Skin Sciencess, Inc. and YmAbs Therapeutics, Inc. Earlier in his career, Mr. Gill served in a variety of senior executive leadership roles for several publicly-traded companies, including NxStage Medical, CTI Molecular Imaging, Inc., Interland Inc. and Novoste Corporation. Mr. Gill holds a B.S. degree, cum laude, in accounting from Wake Forest University and an M.B.A. degree, with honors, from Emory University, and was formerly a certified public accountant. We believe that Mr. Gill’s qualifications to serve as a director of the Company include his extensive experience as an executive in the life sciences industry and his extensive prior service as a director of other public and private mature life sciences companies.

Michael Lewis has served as a member of the Board since May 2011. Mr. Lewis has more than 25 years of experience in the investment management and retail industries. Mr. Lewis is currently Chairman of Oceana Investment Corporation Limited, a private U.K. investment company. Mr. Lewis currently serves as Chairman of Strandbags Holdings Pty Limited, an Australian retail company comprising some 300 stores, and Chairman and Non-Executive Director of The Foschini Group Limited, a South African retail company with some 4,000 stores. Mr. Lewis serves on the board of United Trust Bank Limited, a U.K.-based bank, and served on the Supervisory Board of Axel Springer AG in Germany from 2007 to September 2012. Mr. Lewis previously worked for Ivory and Sime, a money manager based in Scotland, and Lombard Odier, a money manager based in England. He has an undergraduate degree and a postgraduate degree from the University of Cape Town. We believe Mr. Lewis’ qualifications to serve as a director of the Company include his extensive experience in money management and as an investor and director of biomedical and other companies.

Kevin Rakin has served as a member of the Board since October 2012. Mr. Rakin is a co-founder and Partner at HighCape Partners, a growth equity life sciences fund where he has served since November 2013. From June 2011 to November 2012, Mr. Rakin was the President of Regenerative Medicine at Shire plc, a leading specialty biopharmaceutical company. Mr. Rakin currently serves on a number of boards, including Oramed Pharmaceuticals, Inc., Cheetah Medical Inc. and TELA Bio, Inc. Mr. Rakin holds an M.B.A. from Columbia University and received his graduate and undergraduate degrees in Commerce from the University of Cape Town, South Africa. We believe that Mr. Rakin’s qualifications to serve as a director of the Company include his extensive experience as an executive in the biotechnology industry as well as his service in positions in various companies as a chief executive officer, chief financial officer and president and his involvement in public and private financings and mergers and acquisitions in the biotechnology industry.

Susan B. Washer has served as a member of the Board since April 2018. Ms. Washer is the President and Chief Executive Officer of Applied Genetic Technologies Corporation (AGTC), where she has served in such capacity since March 2002 and as a member of its board of directors since November 2003. Ms. Washer was also AGTC’s chief operating officer from October 2001 to March 2002. From June 1994 to October 2001, Ms. Washer led two entrepreneurial firms including serving as president and chief executive officer of Scenic Productions and as the Founding Executive Director and then Business Advisor for the North Florida Technology Innovation Center, a public-private organization financing and providing services to entrepreneurial companies licensing STEM based technology from Florida universities. Ms. Washer currently serves on the board of directors of Biotechnology Innovation Organization (BIO) and the Alliance for Regenerative Medicine. Previously, Ms. Washer served as chairman of the BioFlorida board and the Southeast BIO board and continues her involvement with both organizations as a member of their respective boards. From October 1983 to June 1994, Ms. Washer served in various research and pharmaceutical management positions with Abbott Laboratories and Eli Lilly and Company. Ms. Washer received a B.S. in biochemistry from Michigan State University and an M.B.A. from the University of Florida. We believe that Ms. Washer’s qualifications to serve as a director of the Company include her education and professional background in science and business management, her years of experience in the pharmaceutical and biotechnology industries and her service as a senior executive of early and late stage biotechnology companies.

CORPORATE GOVERNANCE

Independence of the Board of Directors

As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Consistent with these regulations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent registered public accounting firm, the Board has determined that all of our directors are independent directors within the meaning of applicable Nasdaq listing standards, except for Mr. Gridley, our Chief Executive Officer.

Information Regarding the Board of Directors and its Committees

As required under Nasdaq listing standards, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. Mr. Baltzell, Chairman of the Board, presides over these executive sessions. Dr. Kong resigned from the Board effective February 22, 2019. Mr. Baltzell was appointed as the Chairman of the Board effective February 22, 2019.

The Board has an Audit Committee (the Audit Committee), a Compensation Committee (the Compensation Committee), a Nominating/Corporate Governance Committee (the Nominating/Corporate Governance Committee) and a Special Committee (the Special Committee). The following table provides membership and meeting information for each of the Board’s committees during 2018:

Committee	Chairman	Members	Number of Committee Meetings in 2018
Audit Committee	David Gill	John H. Johnson(1) and Kevin Rakin	6
Compensation Committee	John H. Johnson(2)	Joshua Baltzell, Kevin Rakin and Susan Washer(3)	7
Nominating/Corporate Governance Committee	Garheng Kong, M.D., Ph.D.(4)	Joshua Baltzell and Michael Lewis	3
Special Committee	Garheng Kong, M.D., Ph.D.(5)	Joshua Baltzell, David Gill and John H. Johnson	4

(1)	Mr. Johnson resigned from the Board effective February 27, 2019. Ms. Washer was appointed to the Audit Committee effective February 27, 2019.
(2)	Mr. Johnson resigned from the Board effective February 27, 2019. Mr. Baltzell was appointed as the chairman of the Compensation Committee effective February 27, 2019.
(3)	Ms. Washer was appointed to the Compensation Committee effective February 27, 2019.
(4)

Dr. Kong resigned from the Board effective February 22, 2019. Mr. Baltzell was appointed as the Chairman of the Board and Chairman of the Nominating/Corporate Governance Committee effective February 22, 2019.

(5)	Dr. Kong resigned from the Board effective February 22, 2019. Mr. Baltzell was appointed as the Chairman of the Special Committee effective February 22, 2019.

Below is a description of each committee of the Board. The Board has determined that each member of the Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee and Special Committee meets applicable rules and regulations regarding “independence,” and that each such member is free of any relationship that would interfere with his individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board oversees the quality and integrity of the Company’s financial statements and other financial information provided to the Company’s stockholders, the retention and performance of the Company’s independent accountants, the effectiveness of the Company’s internal controls and disclosure controls and the Company’s compliance with ethics policies and SEC and related regulatory requirements. Pursuant to the Audit Committee charter, the functions of the Audit Committee include, among other things: (1) appointing, approving the compensation of and assessing the independence of our registered public accounting firm; (2) overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm; (3) reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures; (4) monitoring our internal control over financial reporting and our disclosure controls and procedures; (5) meeting independently with our registered public accounting firm and management; (6) furnishing the audit committee report required by SEC rules; (7) reviewing and approving or ratifying any related person transactions; and (8) overseeing our risk assessment and risk management policies. Our Audit Committee charter is available on the “Investors” section of our corporate website located at http://ir.histogenics.com. Three directors comprised the Audit Committee as of December 31, 2018: Mr. Gill (the Chairman of the Audit Committee), Mr. Johnson and Mr. Rakin. Mr. Johnson resigned from the Board effective February 27, 2019. Ms. Washer was appointed to the Audit Committee effective February 27, 2019. The Audit Committee met six times during 2018. In addition, the members of the Audit Committee met informally in conjunction with each regularly scheduled quarterly Board meeting and at other times throughout the year to discuss a variety of matters.

All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. The Board has determined that Messrs. Gill and Rakin are “audit committee financial experts” as defined by applicable SEC rules and have the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

The Board annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in applicable Nasdaq listing standards and Rule 10A-3 promulgated under the Exchange Act).

Compensation Committee

The Compensation Committee of the Board reviews and approves the design of, assesses the effectiveness of and administers compensation programs for officers and employees, including our equity incentive plans. Pursuant to the Compensation Committee charter, the functions of the Compensation Committee include: (1) evaluating the performance of our chief executive officer and determining the chief executive officer’s salary and contingent compensation based on his or her performance and other relevant criteria; (2) identifying the corporate and individual objectives governing the chief executive officer’s compensation; (3) approving the compensation of our other executive officers; (4) making recommendations to the Board with respect to director compensation; (5) reviewing and approving the terms of material agreements between us and our executive officers; (6) overseeing and administering our equity incentive plans and employee benefit plans; (7) reviewing and approving policies and procedures relating to the perquisites and expense accounts of our executive officers; (8) preparing the annual Compensation Committee report required by SEC rules; and (9) conducting a review of executive officer succession planning, as necessary, reporting its findings and recommendations to the Board and working with the Board in evaluating potential successors to executive officer positions. In accordance with Nasdaq listing standards and our amended and restated Compensation Committee charter, the Board has granted our Compensation Committee the authority and responsibility to retain or obtain the advice of compensation consultants, legal counsel and other compensation advisers, the authority to fund such advisers, and the responsibility to consider the independence factors specified under applicable law and any additional factors the Compensation Committee deems relevant. Our Compensation Committee charter is available on the “Investors” section of our corporate website located at http://ir.histogenics.com.

In addition, the Compensation Committee has adopted additional internal policies and procedures relating to administration of the Company’s equity incentive plans, including the following:

•	Members of the Compensation Committee receive initial and periodic training from an independent consultant with expertise in compensation management matters concerning the Company’s operative equity incentive plans and compensation procedures as well as general best practices for compensation committees.
•

With the assistance of legal counsel, the Compensation Committee conducts reviews of the Compensation Committee’s charter, the Company’s equity incentive plans and the Compensation Committee’s current practices, procedures and controls and has developed equity compensation compliance procedures and a checklist of key plan provisions to be reviewed prior to the issuance and delivery of equity awards. Among other things, the checklist addresses: (1) the expiration date of the applicable equity incentive plan or any portion thereof; (2) the overall shares available under the applicable plan; (3) any annual limitations on awards as set forth in the applicable equity incentive plan; (4) prior grants made to proposed recipients during any relevant period; and (5) the proper recording of the equity grants in accordance with the terms of the applicable equity incentive plan. The Compensation Committee has designated the Company’s Chief Financial Officer and Vice President of Finance to monitor compliance with the foregoing compliance procedures and checklists (the Compliance Monitor).

•

In advance of the Compensation Committee’s first meeting each year, the Compliance Monitor provides the Compensation Committee information on the following: (1) the aggregate number of shares available for issuance under each equity incentive plan still in effect; (2) the expiration date for each such equity incentive plan; (3) the annual limit on equity grants to any one individual under each equity incentive plan; and (4) the number of shares covered by awards already granted to each of the Company’s executive officers under the Company’s equity incentive plans. The Compensation Committee reviews this information prior to making any equity compensation award to any executive officer.

•

Prior to the dissemination of the Company’s annual proxy statement released in conjunction with the annual meeting of stockholders, the Board (or an appropriate committee thereof), with the assistance of legal counsel, verifies that all awards made under, amendments or proposed amendments of, and summaries or descriptions of, the Company’s equity compensation plans have been disclosed accurately and properly in such proxy statement.

•

With the assistance of legal counsel, the Compensation Committee formally reviews and approves all disclosures in the Company’s SEC filings concerning executive officer and director compensation matters before the documents are publicly filed.

•

In the event of a proposed or contemplated stock split, reverse stock split or any other change to the Company’s capitalization, the Board will receive guidance from outside legal counsel on the effect of such capitalization change on the Company’s equity incentive plans, if any, including but not limited to the aggregate and annual limitations of those equity incentive plans.

•

The Board will seek stockholder approval of any amendment made to the Company’s equity incentive plans in the Company’s next annual meeting of stockholders following the amendment if such approval is required by the terms of such equity incentive plan, applicable Delaware law, SEC regulations or Nasdaq governance rules and listing standards.

•

The Board receives periodic reports on the Company’s compliance with its procedures, policies and guidelines for issuing equity awards. These reports are prepared and made with the input of the Compliance Monitor, the Compensation Committee and outside legal counsel.

Four directors comprised the Compensation Committee of the Board as of December 31, 2018: Mr. Johnson (the Chairman of the Compensation Committee), Mr. Baltzell, Mr. Rakin and Ms. Washer. Mr. Johnson resigned from the Board effective February 27, 2019. Mr. Baltzell was appointed as Chairman of the Compensation Committee effective February 27, 2019. The Compensation Committee met seven times during 2018 and acted twice by written consent. In addition, the members of the Compensation Committee met informally in conjunction with each regularly scheduled quarterly Board meeting and at other times throughout the year to discuss a variety of matters.

The Board has determined that all members of the Compensation Committee are independent (as independence is currently defined in the Nasdaq listing standards). In addition, each of our directors serving on our Compensation Committee satisfies the heightened independence standards for members of a compensation committee under Nasdaq listing standards. Each member of this committee is also a non-employee director, as defined pursuant to

Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code).

Our Chief Executive Officer and our Interim Chief Financial Officer often participate in the Compensation Committee’s meetings. Neither of them participates in the determination of their own respective compensation or the compensation of directors. However, Mr. Gridley does make recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about their compensation. No other executive officers participate in the determination of the amount or form of the compensation of executive officers or directors.

The Compensation Committee has retained Radford, an independent compensation consulting firm, since January 2015. In February 2018, Radford presented a summary executive compensation report to the Compensation Committee. Radford previously provided the Compensation Committee with data about the compensation paid by our peer group of companies and other employers who compete with the Company for executives, updated the Compensation Committee on new developments in areas that fall within the Compensation Committee’s jurisdiction and was available to advise the Compensation Committee regarding all of its responsibilities. The consultant serves at the pleasure of the Compensation Committee, rather than the Company, and the consultant’s fees are approved by the Compensation Committee. In February 2018, our Compensation Committee assessed the independence of Radford pursuant to applicable SEC rules and Nasdaq listing standards and concluded that the work of Radford has not raised any conflict of interest.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has ever been an officer or employee of the Company. No executive officer of the Company serves as a member of the Board or compensation committee of any other entity that has one or more executive officers serving as a member of the Board or our Compensation Committee.

Nominating/Corporate Governance Committee

Our Nominating/Corporate Governance Committee identifies, evaluates and recommends nominees to the Board and committees of the Board, conducts searches for appropriate directors and evaluates the performance of the Board and of individual directors. Pursuant to the Nominating/Corporate Governance Committee charter, the functions of the Nominating/Corporate Governance Committee include, among other things: (1) identifying, evaluating and making recommendations to the Board and our stockholders concerning nominees for election to the Board, to each of the Board’s committees and as committee chairs; (2) annually reviewing the performance and effectiveness of the Board and developing and overseeing a performance evaluation process; (3) annually evaluating the performance of management, the Board and each Board committee against their duties and responsibilities relating to corporate governance; (4) annually evaluating adequacy of our corporate governance structure, policies and procedures; and (5) providing reports to the Board regarding the Committee’s nominations for election to the Board and its committees. Our Nominating/Corporate Governance Committee charter is available on the “Investors” section of our corporate website located at http://ir.histogenics.com. Three directors comprised the Nominating/Corporate Governance Committee as of December 31, 2018: Dr. Kong (the Chairman of the Nominating/Corporate Governance Committee), Mr. Baltzell and Mr. Lewis. Dr. Kong resigned from the Board effective February 22, 2019. Mr. Baltzell was appointed as the Chairman of the Nominating/Corporate Governance Committee effective February 22, 2019. The Nominating/Corporate Governance Committee met three times during 2018. In addition, the members of the Nominating/Corporate Governance Committee met informally in conjunction with each regularly scheduled quarterly Board meeting and at other times throughout the year to discuss a variety of matters.

The Nominating/Corporate Governance Committee believes that candidates for director should have certain minimum qualifications, including being able to read and understand basic financial statements and having a general understanding of the Company’s industry and market. The Nominating/Corporate Governance Committee also considers other factors it deems appropriate, including, but not limited to:

•	the candidate’s relevant expertise and experience upon which to offer advice and guidance to management;
•	the candidate having sufficient time to devote to the affairs of the Company;
•	the candidate having a proven track record in his or her field;
•	the candidate’s ability to exercise sound business judgment;
•	the candidate’s commitment to vigorously represent the long-term interests of our stockholders;
•	whether or not a conflict of interest exists between the candidate and our business;
•	whether the candidate would be considered independent under applicable Nasdaq and SEC standards;
•	the current composition of the Board; and
•	the operating requirements of the Company.

In conducting this assessment, the Nominating/Corporate Governance Committee considers diversity, gender, age, skills and such other factors as it deems appropriate given the then-current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. While diversity and variety of experiences and viewpoints represented on the Board should always be considered, the Nominating/Corporate Governance Committee believes that a director nominee should not be chosen nor excluded solely or largely because of race, color, gender, national origin or sexual orientation or identity.

In the case of incumbent directors whose terms of office are set to expire, the Nominating/Corporate Governance Committee reviews such directors’ overall service to the Company during their term, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair such directors’ independence.

When there is a vacancy on the Board, the Nominating/Corporate Governance Committee uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems it appropriate, a professional search firm. The Nominating/Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating/Corporate Governance Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

The Nominating/Corporate Governance Committee will consider director candidates recommended by stockholders and evaluate them using the same criteria as candidates identified by the Board or the Nominating/Corporate Governance Committee for consideration. If a stockholder of the Company wishes to recommend a director candidate for consideration by the Nominating/Corporate Governance Committee, the stockholder recommendation should be delivered to the Corporate Secretary of the Company at the principal executive offices of the Company pursuant to the terms and conditions of the Bylaws. The stockholder recommendation must, among other things, set forth:

•

for each person whom the stockholder proposes to nominate for election or reelection as a director, all information relating to such person as would be required to be disclosed in solicitations of proxies for the election of such nominees as directors pursuant to Regulation 14A promulgated under the Exchange Act and such person’s written consent to serve as a director if elected;

•

as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made: (1) the name and address of such stockholder, as they appear on the Company’s books, and of such beneficial owner; (2) the class and number of shares of the Company that are owned beneficially and of record by such stockholder and such beneficial owner and a representation that the stockholder will notify the Company in writing of the class and number of such shares owned beneficially and of record as of March 1, 2019 for the meeting promptly following the later of March 1, 2019 or the date notice of March 1, 2019 is first publicly disclosed; (3) whether either such stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of, in the case of a proposal, at least the percentage of the Company’s voting shares required under applicable law to carry the proposal or, in the case of a nomination or nominations, a sufficient number of holders of the Company’s voting shares to elect such nominee or nominees; and (4) whether and the extent to which any derivative instrument, swap, option, warrant, short interest, hedge or profit interest or other transaction has been entered into by or on behalf of such stockholder with respect to stock of the Company and whether any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares of stock) has been made by or on behalf of such stockholder, the effect or intent of any of the foregoing being to mitigate loss to, or to manage risk of stock price changes for, such stockholder or to increase or decrease the voting power or pecuniary or economic interest of such stockholder with respect to stock of the Company;

•

any option, warrant, convertible security, stock appreciation right, or similar right with an exercise or conversion privilege or a settlement payment or mechanism at a price related to any class or series of shares of the Company or with a value derived in whole or in part from the value of any class or series of shares of the Company, whether or not such instrument or right shall be subject to settlement in the underlying class or series of capital stock of the Company or otherwise (a Derivative Instrument) directly or indirectly owned beneficially by such stockholder and any other direct or indirect opportunity to profit or share in any profit derived from any increase or decrease in the value of shares of the Company and a representation that the stockholder will notify the Company in writing of any such Derivative Instrument in effect as of March 1, 2019 for the meeting promptly following the later of March 1, 2019 or the date notice of March 1, 2019 is first publicly disclosed;

•

a description of any agreement, arrangement or understanding with respect to the proposal of business between or among such stockholder and the beneficial owner, if any, on whose behalf the proposal is made, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing and a representation that the stockholder will notify the Company in writing of any such agreements, arrangements or understandings in effect as of March 1, 2019 for the meeting promptly following the later of March 1, 2019 or the date notice of March 1, 2019 is first publicly disclosed;

•

a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business; and

•

any other information that is required to be provided by the stockholder pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder in such stockholder’s capacity as a proponent of a stockholder proposal.

In addition, the Bylaws require that the stockholder recommendation shall set forth as to each person whom the stockholder proposes to nominate for election or reelection as a director: (1) the name, age, business address and residence address of the person; (2) the principal occupation or employment of the person; (3) the class, series and number of shares of capital stock of the Company that are owned beneficially and of record by the person; (4) a statement as to the person’s citizenship; (5) the completed and signed representation and agreement described above; (6) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Section 14 of the Exchange Act; (7) such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and (8) whether and the extent to which any derivative instrument, swap, option, warrant, short interest, hedge or profit interest or other transaction has been entered into by or on behalf of such person with respect to stock of the Company and whether any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares of stock) has been made by or on behalf of such person, the effect or intent of any of the foregoing being to mitigate loss to, or to manage risk of stock price changes for, such person or to increase or decrease the voting power or pecuniary or economic interest of such person with respect to stock of the Company.

We believe that each of our directors and nominees brings a strong background and set of skills to the Board, giving the Board, as a whole, an appropriate balance of the knowledge, experience, attributes, skills and expertise. In addition, seven of our eight directors are independent under Nasdaq standards (Mr. Gridley, our Chief Executive Officer, being the only exception as he is a Company employee) and our Nominating/Corporate Governance

Committee believes that all eight directors are independent of the influence of any particular stockholder or group of stockholders whose interests may diverge from the interests of our stockholders as a whole. We believe that our directors have a broad range of personal characteristics including leadership, management, biotechnology, pharmaceutical, business, marketing and financial experience and abilities to act with integrity, with sound judgment and collegially, to consider strategic proposals, to assist with the development of our strategic plan and oversee its implementation, to oversee our risk management efforts and executive compensation and to provide leadership, to commit the requisite time for preparation and attendance at board and committee meetings and to provide required expertise on the Board committees. As described above, the Nominating/Corporate Governance Committee has recommended the members of the Board for their directorships. In evaluating such directors, our Nominating/Corporate Governance Committee has reviewed the experience, qualifications, attributes and skills of our directors and nominees, including those identified in the biographical information set forth above in the section entitled “Biographical Information – Directors.” The Nominating/Corporate Governance Committee believes that the members of the Board offer insightful and creative views and solutions with respect to issues facing the Company. In addition, the Nominating/Corporate Governance Committee also believes that the members of the Board function well together as a group. The Nominating/Corporate Governance Committee believes that the above-mentioned attributes and qualifications, along with the leadership skills and other experiences of the members of the Board described in further detail above under the section entitled “Biographical Information – Directors,” provide the Company with the perspectives and judgment necessary to guide the Company’s strategies and monitor their execution.

Special Committee

The Special Committee was officially formed on September 5, 2018 as our Board considered various strategic alternatives for the Company, but had also met on an interim, ad hoc basis for several months prior such formation (though with no authority to review or approve specific transactions during such interim period). The Special Committee was delegated the exclusive power and authority (1) consider, evaluate and comprehensively review the Company’s strategic options, including, but not limited to, potential strategic partnerships or transactions, cost reductions, reorganization, wind-down, liquidation or bankruptcy (collectively, without limitation, the Strategic Options); (2) take into consideration the Company’s risk profile and the potential impact of any Special Committee recommendation on the Company’s business model and strategic plan; (3) periodically report its recommendations relating to the Strategic Options to the full Board; and (4) perform such other duties as may be requested by the Board.

Four directors comprised the Special Committee as of December 31, 2018: Dr. Kong (the Chairman of the Special Committee), Mr. Baltzell, Mr. Gill and Mr. Johnson.  Dr. Kong resigned from the Board effective February 22, 2019. Mr. Baltzell was appointed as the Chairman of the Special Committee effective February 22, 2019.  The Special Committee met four times during 2018. In addition, the members of the Special Committee met informally more than a dozen times throughout the year (including prior to becoming a formal board committee) to discuss a variety of matters, including reviewing and assessing strategic alternatives for the Company in the fourth quarter of 2018 following the suspension of our NeoCart program .

Separation of CEO and Chairman of the Board Roles

The Board separates the positions of Chairman of the Board and Chief Executive Officer. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. The Board recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman of the Board, particularly as the Board’s oversight responsibilities continue to grow. We believe that having separate positions and having an independent outside director serve as Chairman of the Board is the appropriate leadership structure for the Company at this time.

Meetings of the Board of Directors

The Board met nine times during 2018 and acted three times by written consent. Each director attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he or she served, held during the period for which he or she was a director or committee member, other than Mr. Rakin who attended 67% of the meetings of the Board (but attended 75% or more of the committees on which he served).

Director Attendance at Annual Meetings of Stockholders

Directors are encouraged, but not required, to attend our annual stockholder meetings. All of our directors attended our 2018 Annual Meeting of Stockholders.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board, including the independent members of the Board, by sending a letter to Histogenics Corporation, 830 Winter Street, 3rd Floor, Waltham, MA 02451, Attention: Corporate Secretary. Each such communication should set forth (1) the name and address of such stockholder, as they appear on the Company’s books and, if the shares of the Company’s stock are held by a nominee, the name and address of the beneficial owner of such shares, and (2) the number of shares of the Company’s stock that are owned of record by such record holder and beneficially by such beneficial owner. The Corporate Secretary will review all communications from stockholders, but may, in his sole discretion, disregard any communication that he believes is not related to the duties and responsibilities of the Board. If deemed an appropriate communication, the Corporate Secretary will submit a stockholder communication to a chairman of a committee of the Board, or a particular director, as appropriate.

The Board has also adopted internal policies and procedures, with the assistance of outside legal counsel, for responding to communications from the Company’s stockholders, including litigation demand letters (a Litigation Demand), which provide that:

•	any Litigation Demand is promptly forwarded to the independent Chairman of the Board and outside legal counsel;
•

investigations of any Litigation Demand will be directed and supervised by one or more disinterested and independent (i.e., non-management) members of the Board and such supervision will not be delegated to any member of the Company’s management team (though in appropriate cases members of management may otherwise assist an investigation);

•	the Board has standing authority to retain and be advised by disinterested and independent outside legal counsel and other advisers, as needed;
•

the Board may authorize a special demand review committee to investigate a Litigation Demand, which committee would ensure the preparation of a written record of the resolution creating the demand review committee, its purpose, composition, structure, duties, responsibilities and scope of authority; and

•

upon completion of its investigation, the Board will receive a recommendation from the independent and disinterested members of the Board who investigated the Litigation Demand and vote on whether to adopt that recommendation and inform the demanding stockholder accordingly.

The Board’s Litigation Demand policy notes that every Litigation Demand situation is unique and that flexibility is required in responding thereto. Failure to adhere to any of the particular processes above is not deemed a breach of any Board member’s fiduciary duties.

Code of Business Conduct

We have adopted a Code of Business Conduct that applies to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Code of Business Conduct addresses various topics, including: (1) compliance with applicable laws, rules and regulations; (2) conflicts of interest; (3) public disclosure of information; (4) insider trading; (5) corporate opportunities; (6) competition and fair dealing; (7) gifts; (8) discrimination, harassment and retaliation; (9) health and safety; (10) record-keeping; (11) confidentiality;

(12) protection and proper use of company assets; (13) payments to government personnel; and (14) the reporting of illegal and unethical behavior.

The Code of Business Conduct is available on the “Investors” section of our corporate website located at http://ir.histogenics.com. Any waiver of the Code of Business Conduct for an executive officer or director may be granted only by the Board or a committee thereof and must be timely disclosed as required by applicable law. We intend to disclose future amendments to certain provisions of our Code of Business Conduct, or waivers of those provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on our website, www.histogenics.com.

We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or audit matters reported under these procedures will be communicated promptly to the Audit Committee.

Risk Oversight

The Board has responsibility for the oversight of the company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes the Board receiving regular reports from Board committees and members of senior management to enable the Board to understand the Company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic, cybersecurity and reputational risk.

The Audit Committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the Audit Committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the Audit Committee includes direct communication with our external independent auditors and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The Compensation Committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The Nominating/Corporate Governance Committee manages risks associated with the independence of the Board, corporate disclosure practices and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by the Board as a whole.

The oversight of risk within the Company is an evolving process requiring the Company to continually look for opportunities to further embed systematic enterprise risk management into ongoing business processes within the Company. The Board encourages management to continue to drive this evolution.

Employee Compensation Risks

As part of its oversight of the Company’s executive compensation program, the Compensation Committee considers the impact of the Company’s executive compensation program, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. In addition, the Compensation Committee reviews the compensation policies and procedures for all employees, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. The Compensation Committee has determined that, for all employees, our Company’s compensation programs are not reasonably likely to have a material adverse effect on the Company.

Director Compensation

The Board adopted a non-employee director policy effective as of the date of our initial public offering and subsequently amended and restated such policy in June 2015 and June 2017. The table below sets forth the provisions of the Amended and Restated Compensation Program for Non-Employee Directors.

Term	Compensation
Annual Cash Retainer(1)	$40,000
Chairman of Board(1)	Additional annual retainer of $20,000
Chair of Audit Committee(1)	Additional annual retainer of $10,000
Chair of Compensation Committee(1)	Additional annual retainer of $7,500
Chair of Nominating/Corporate Governance Committee(1)	Additional annual retainer of $7,500
Chair of Special Committee(1)	Additional monthly retainer of $3,000
Non-Chair Member of Audit Committee(1)	Additional annual retainer of $5,000
Non-Chair Member of Compensation Committee(1)	Additional annual retainer of $3,750
Non-Chair Member of Nominating/Corporate Governance Committee(1)	Additional annual retainer of $3,750
Non-Chair Member of Special Committee(1)	Additional monthly retainer of $2,500
Initial Option Grant	Option to purchase up to 25,000 shares of our common stock(2)
Annual Option Grant	Option to purchase 25,000 shares of our common stock following each annual meeting of stockholders(3)

(1)	All annual cash retainer fees are paid in four quarterly payments.
(2)

Option vests and becomes exercisable with respect to 8.33% of the option shares for each three-month period after the date of grant, except that in the event of a change in control or a director’s death or disability, the option will accelerate and become immediately exercisable.

(3)

Option vests and becomes exercisable with respect to 8.33% of the option shares for each one-month period following the date of grant, except that in the event of a change in control or a director’s death or disability, the option will accelerate and become immediately exercisable.

All stock option grants to non-employee directors will have an exercise price per share equal to the fair market value of one share of our common stock on the date of grant and will be subject to the terms of our 2013 Equity Incentive Plan. Each option granted under our Amended and Restated Compensation Program for Non-Employee Directors that is not fully vested will become fully vested upon a change in control of our Company or if the non-employee director’s service terminates due to death.

We currently have a policy to reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at board and committee meetings.

Director Compensation Table for Year Ended December 31, 2018

The following table sets forth information regarding compensation earned by each of our non-employee directors during the fiscal year ended December 31, 2018.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Garheng Kong, M.D., Ph.D.(2)	$70,000	$54,677	$124,677
Josh Baltzell	49,583	54,677	104,260
David Gill	52,083	54,677	106,760
John Johnson(3)	54,583	54,677	109,260
Michael Lewis	40,469	54,677	95,146
Kevin Rakin	48,750	54,677	103,427
Susan Washer (4)	20,052	52,282	72,334

(1)

Mr. Gridley was not eligible in 2018 to receive any compensation from us for his service as a director pursuant to our Amended and Restated Compensation Program for Non-Employee Directors because Mr. Gridley is a Company employee.

(2)	Dr. Kong resigned from the Board effective February 22, 2019.
(3)	Mr. Johnson resigned from the Board effective February 27, 2019.
(4)	Ms. Washer was appointed to the Board on April 16, 2018.

The following table sets forth information regarding outstanding option awards held by each of our non-employee directors as of December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Garheng Kong, M.D., Ph.D.(5)	20,000	—	6.86	June 24, 2025(1)
	10,000	—	1.58	December 16, 2026(1)
	25,000	—	1.72	June 13, 2027(1)
	12,500	12,500	2.97	June 15, 2028(1)
Josh Baltzell	20,000	—	6.86	June 24, 2025(1)
	10,000	—	1.58	December 16, 2026(1)
	25,000	—	1.72	June 13, 2027(1)
	12,500	12,500	2.97	June 15, 2028(1)
David Gill	13,200	—	8.30	February 1, 2025(2)
	6,800	—	6.86	June 24, 2025(1)
	10,000	—	1.58	December 16, 2026(1)
	25,000	—	1.72	June 13, 2027(1)
	12,500	12,500	2.97	June 15, 2028(1)
John Johnson(6)	9,255	—	7.13	December 10, 2023(3)
	20,475	—	6.86	June 24, 2025(1)
	10,000	—	1.58	December 16, 2026(1)
	25,000	—	1.72	June 13, 2027(1)
	12,500	12,500	2.97	June 15, 2028(1)
Michael Lewis	20,000	—	6.86	June 24, 2025(1)
	10,000	—	1.58	December 16, 2026(1)
	25,000	—	1.72	June 13, 2027(1)
	12,500	12,500	2.97	June 15, 2027(1)
Kevin Rakin	20,000	—	6.86	June 24, 2025(1)
	10,000	—	1.58	December 16, 2026(1)
	25,000	—	1.72	June 13, 2027(1)
	12,500	12,500	2.97	June 15, 2028(1)
Susan Washer(7)	25,000	—	2.84	April 16, 2028(4)

(1)	This option vests in twelve equal monthly installments commencing on the date of grant.
(2)

As of December 31, 2017, this option was exercisable with respect to 50% of the shares when the optionee completes each twelve-month period of continuous service after February 2, 2015, and the balance of the shares become exercisable in equal quarterly instalments over the 36 months thereafter. This was the vesting schedule applicable to all initial grants to directors under the Company’s initial Compensation Program for Non-Employee Directors. In June 2015 and June 2017, the Board amended and restated the initial Compensation Program for Non-Employee Directors. Under the Amended and Restated Compensation Program for Non-Employee Directors, initial grants for new directors become exercisable with respect to 8.33% of the shares after each three-month period of continuous service as a director after the date of grant. On February 26, 2016, the Compensation Committee amended the vesting schedule of the option to reflect the Amended and Restated Compensation Program for Non-Employee Directors such that the shares subject to this option are now exercisable with respect to 8.33% of the shares after each three-month period of continuous service as a director after the date of grant. The table above reflects the modified vesting schedule.

(3)

Exercisable with respect to 25% of the shares when the optionee completes each twelve-month period of continuous service after November 13, 2013. If we are subject to a change in control before the optionee’s service terminates, then the option shall vest in full.

(4)	This option vests in twelve equal quarterly installments commencing on the date of grant.
(5)	Dr. Kong resigned from the Board effective February 22, 2019.
(6)	Mr. Johnson resigned from the Board effective February 27, 2019.
(7)	Ms. Washer was appointed to the Board on April 16, 2018.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and certain holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and executive officers and certain of our greater than 10% stockholders, we believe that during the year ended December 31, 2018, our directors, executive officers and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

2018 Summary Compensation Table

The following table provides information concerning the compensation paid to Adam Gridley, our President and Chief Executive Officer, and our next two most highly compensated executive officers during the year ended December 31, 2018, who are Stephen Kennedy, our Executive Vice President and Chief Operating Officer, and Donald Haut, Ph.D. We refer to these individuals as our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Adam Gridley(1)	2018	478,065		—	186,056	—	664,121
Director, President and Chief Executive Officer	2017	435,000		382,725	182,548	—	1,000,273
Stephen Kennedy(2)	2018	391,875		—	74,156	—	466,031
Executive Vice President and Chief Operating Officer	2017	352,914	(2)	240,438	138,729	—	732,081
Donald Haut, Ph.D.(3)	2018	377,415		—	40,436	—	417,851
Former Chief Business Officer	2017	213,546		94,343	184,974	—	492,863

(1)

Pursuant to a reduction in force approved by the Board in March 2019, Mr. Gridley’s employment with us will terminate effective March 22, 2019. Mr. Gridley will retain his statutory titles of president, treasurer and secretary of the Company while he continues to provide consulting services to us, and will remain a director of the Company.  In connection with the execution of the separation entered into with Mr. Gridley in connection with his termination, we and Mr. Gridley also intend to enter into a consulting agreement pursuant to which Mr. Gridley will provide consulting services to us through at least June 30, 2019 for an hourly fee of $250.

(2)

Pursuant to a reduction in force approved by the Board in March 2019, Mr. Kennedy’s employment with us will terminate effective March 22, 2019. In connection with the execution of the separation entered into with Mr. Kennedy in connection with his termination, we and Mr. Kennedy also intend to enter into a consulting agreement pursuant to which Mr. Kennedy will provide consulting services to us through at least June 30, 2019 for an hourly fee of $220.

(3)	Dr. Haut’s service with the Company terminated on January 23, 2019 in connection with a reduction in force.
(4)

Represents the aggregate grant date fair value of option awards, computed in accordance with FASB ASC Topic 718. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the assumptions made by us in determining the fair value of our equity awards.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

The compensation paid to our named executive officers consists of the following components:

•	base salary;
•	performance-based cash bonuses; and
•	long-term incentive compensation in the form of stock options.

Base Salaries

For the year ended December 31, 2018, the annual base salaries for our named executive officers were as follows: Mr. Gridley—$478,065; Mr. Kennedy—$391,875; and Dr. Haut—$377,415. In addition to actions taken with respect to hiring new, or promoting existing, executive officers, the Compensation Committee of the Board approved the annual base salaries for our named executive officers for the twelve-month period ended December 31, 2018, and approved option grants under the Company’s 2013 Equity Incentive Plan to certain of our named officers, as listed below in the section entitled “Outstanding Equity Awards at 2018 Fiscal Year-End.” Due to the discontinuation of the NeoCart program, the base salaries of our named executive officers were not increased for the year ending December 31, 2019.

Performance-Based Bonuses

Pursuant to employment agreements with Messrs. Gridley and Kennedy and Dr. Haut, each named executive officer is to earn an annual bonus equal to a specified percentage of his base salary (60% with respect to Mr. Gridley, 40% with respect to Mr. Kennedy and 35% with respect to Dr. Haut). The actual amount of bonus earned is determined by the Board based on our performance and the officer’s achievement of objectives and goals determined by our chief executive officer (or, with respect to Mr. Gridley, the Board). Due to the discontinuation of the NeoCart program, no performance-based bonuses were awarded to our named executive officers for the year ended December 31, 2018 and no changes were made to the specified percentage of base salary potentially available as a performance-based bonus for our named executive officers for the year ending December 31, 2019.

Long-Term Incentive Compensation

We offer stock options to our employees, including our named executive officers, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant. Our stock options granted to newly hired employees generally vest as to 25% of the total number of option shares on the first anniversary of the award and in equal monthly installments over the following 36 months.

For information regarding the vesting acceleration provisions applicable to the options held by our named executive officers, please see “Severance Benefits” and “Change in Control Benefits” below.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)		Option Exercise Price ($)	Option Expiration Date
Adam Gridley(8)	197,435	—	(1)	7.99	April 29, 2024
	38,220	—	(1)	8.97	July 16, 2024
	99,666	4,334	(2)	9.96	February 26, 2025
	123,958	51,042	(3)	1.58	December 15, 2026
	80,208	94,792	(2)	1.72	February 13, 2027
	—	300,000	(2)	2.63	February 15, 2028
Stephen Kennedy(9)	27,767	—	(4)	7.13	December 10, 2023
	47,054	2,046	(2)	9.96	February 26, 2025
	42,708	7,292	(5)	6.11	July 29, 2025
	17,708	7,292	(2)	2.56	February 25, 2026
	34,375	40,625	(2)	1.72	February 13, 2027
	14,583	35,417	(6)	2.12	October 9, 2027
	—	115,000	(2)	2.63	February 15, 2028
Donald Haut, Ph.D.(10)	73,125	121,875	(7)	6.37	July 1, 2025
	—	105,000	(2)	2.63	February 15, 2028

(1)	Option vests over four years of service following May 12, 2014, with 25% vesting upon completion of twelve months of service and in 36 equal monthly installments thereafter.
(2)	Option vests over four years of service commencing on the date of grant, with 25% vesting upon completion of twelve months of service and in 36 equal monthly installments thereafter.
(3)	Option vests over four years of service following February 26, 2016, with 25% vesting upon completion of twelve months of service and in 36 equal monthly installments thereafter.
(4)	Option vests over four years of service following August 19, 2013, with 25% vesting upon completion of twelve months of service and in 36 equal monthly installments thereafter.
(5)	Option vests over four years of service following July 29, 2015, with 25% vesting upon completion of twelve months of service and in 36 equal monthly installments thereafter.
(6)	Option vests over four years of service following October 10, 2017, with 25% vesting upon completion of twelve months of service and in 36 equal monthly installments thereafter.
(7)	Option vests over four years of service following June 5, 2017, with 25% vesting upon completion of twelve months of service and in 36 equal monthly installments thereafter.
(8)

Pursuant to a reduction in force approved by the Board in March 2019, Mr. Gridley’s employment with us will terminate effective March 22, 2019. Mr. Gridley will retain his statutory titles of president, treasurer and secretary of the Company while he continues to provide consulting services to us, and will remain a director of the Company.  In connection with the execution of the separation entered into with Mr. Gridley in connection with his termination, we and Mr. Gridley also intend to enter into a consulting agreement pursuant to which Mr. Gridley will provide consulting services to us through at least June 30, 2019.

(9)

Pursuant to a reduction in force approved by the Board in March 2019, Mr. Kennedy’s employment with us will terminate effective March 22, 2019. In connection with the execution of the separation entered into with Mr. Kennedy in connection with his termination, we and Mr. Kennedy also intend to enter into a consulting agreement pursuant to which Mr. Kennedy will provide consulting services to us through at least June 30, 2019.

(10)	Dr. Haut’s service with the Company terminated on January 23, 2019 in connection with a reduction in force.

For information regarding the vesting acceleration provisions applicable to the options held by our named executive officers, please see “Change in Control Benefits” below.

Due to the suspension of the NeoCart program, no equity awards were made to our named executive officers for the year ended December 31, 2018.

Employment Agreements

Adam Gridley

In April 2014, we entered into a letter agreement with Adam Gridley, under which Mr. Gridley agreed to become our president and chief executive officer, effective as of May 12, 2014. Under this agreement, Mr. Gridley’s base salary for 2018 was $478,065 per year. Mr. Gridley was eligible to receive an annual cash bonus with a target equal to 60% of his base salary, subject to satisfaction of objective or subjective criteria established by the Board. Pursuant to a reduction in force approved by the Board in March 2019, Mr. Gridley’s employment with us will terminate effective March 22, 2019. Mr. Gridley will retain his statutory titles of president, treasurer and secretary of the Company while he continues to provide consulting services to us, and will remain a director of the Company.  In connection with the execution of the separation entered into with Mr. Gridley in connection with his termination, we and Mr. Gridley also intend to enter into a consulting agreement pursuant to which Mr. Gridley will provide consulting services to us through at least June 30, 2019 for an hourly fee of $250. For a period of twelve months after the termination of his employment, Mr. Gridley will be subject to certain restrictions on competing with us and prohibiting the solicitation of our employees and customers. Mr. Gridley has an at-will employment relationship with us.

Pursuant to his letter agreement, Mr. Gridley received an option to purchase up to 197,435 shares of our common stock. In addition, upon the final closing for the sale of shares of our Series A-1 Preferred Stock in May 2014, Mr. Gridley was granted an additional option to purchase up to 38,220 shares such that, together with the original option, Mr. Gridley’s options represented 4% of our common stock, including shares issuable upon conversion of option and warrants, outstanding on the date of such final closing. The shares subject to such options vest 25% after the first twelve months of Mr. Gridley’s continuous service, with the remainder vesting in equal monthly installments over the next three years of his continuous service. In addition, for information regarding the vesting acceleration provisions applicable to Mr. Gridley’s options, please see “Change in Control Benefits” below.

In connection with the commencement of his employment, we paid Mr. Gridley $48,446 to assist with temporary housing and related expenses.

Stephen Kennedy

In October 2017, Stephen Kennedy was promoted to Chief Operating Officer. In connection with this promotion, we entered into an amended and restated employment agreement with Mr. Kennedy. Under this amended agreement, Mr. Kennedy’s base salary for 2018 was $391,875. Mr. Kennedy was eligible to receive an annual cash bonus equal to 40% of his base salary, subject to satisfaction of objective or subjective criteria established by the Board. Pursuant to a reduction in force approved by the Board in March 2019, Mr. Kennedy’s employment with us will terminate effective March 22, 2019. In connection with the execution of the separation entered into with Mr. Kennedy in connection with his termination, we and Mr. Kennedy also intend to enter into a consulting agreement pursuant to which Mr. Kennedy will provide consulting services to us through at least June 30, 2019 for an hourly fee of $220. For a period of twelve months after the termination of his employment, Mr. Kennedy will be subject to certain restrictions on competing with us and prohibiting the solicitation of our employees and customers. Mr. Kennedy has an at-will employment relationship with us.

Pursuant to his amended and restated employment agreement, Mr. Kennedy received an option to purchase up to 50,000 shares of our common stock, as described in more detail above under “Outstanding Equity Awards at 2018 Fiscal Year-End.” The shares subject to the option will vest 25% after the first twelve months of Mr. Kennedy’s continuous service after October 10, 2017 with the remainder vesting in equal monthly installments over the next three years of his continuous service. In addition, for information regarding the vesting acceleration provisions applicable to Mr. Kennedy’s option, please see “Change in Control Benefits” below.

Donald Haut, Ph.D.

In June 2017, we entered into an employment agreement with Donald Haut, Ph.D. in connection with his appointment as our Chief Business Officer. Under this agreement, Dr. Haut’s base salary for 2018 was $377,415. Dr. Haut was eligible to receive an annual cash bonus with a target amount equal to 35% of his base salary, subject to satisfaction of objective or subjective criteria established by the Board. Dr. Haut had an at-will employment relationship with us. Dr. Haut was terminated without cause in connection with a reduction in force implemented in January 2019. For a period of twelve months after the termination of his employment, Dr. Haut will be subject to certain restrictions on competing with us and prohibiting the solicitation of our employees and customers.

Pursuant to his employment agreement, Dr. Haut received an option to purchase up to 195,000 shares of our common stock, as described in more detail above under “Outstanding Equity Awards at 2018 Fiscal Year-End.” The options vested 25% after the first twelve months of Dr. Haut’s continuous service, with the remainder vesting in equal monthly installments over the next three years of his continuous service. In connection with his separation from service and pursuant to his employment agreement, Dr. Haut also received an additional nine months of vesting for all outstanding options at the time of separation. For further information regarding the vesting acceleration provisions applicable to Dr. Haut’s option, please see “Change in Control Benefits” below.

Severance Benefits

Adam Gridley

As described above, in April 2014, we entered into a letter agreement with Adam Gridley under which Mr. Gridley agreed to become our president and chief executive officer, effective May 12, 2014. Pursuant to a reduction in force approved by the Board in March 2019, Mr. Gridley’s employment with us will terminate effective March 22, 2019. Under this agreement, if we terminated Mr. Gridley’s employment without cause or Mr. Gridley had resigned for good reason, we would have been, and are obligated to continue to pay Mr. Gridley his base salary, and he will be entitled to health benefits, for a period of twelve months following the termination of his employment. Such benefits are subject to Mr. Gridley’s execution of a general release of all claims he may have against us and certain related parties.  As part of the separation agreement entered into with Mr. Gridley, we have agreed with Mr. Gridley to pay his severance benefit of salary continuation for 12 months in one lump sum.

For purposes of Mr. Gridley’s letter agreement, cause meant Mr. Gridley’s unauthorized use or disclosure of our confidential information or trade secrets which would have caused material harm to us; material breach of any agreement with us; material failure to comply with our written policies or rules after receiving written notification of such failure; sale, possession or use of illegal drugs or habitual intoxication on our premises or the premises of a customer or business partner while conducting our business; conviction of, or plea of guilty or no contest to, a felony; gross negligence or willful misconduct in the course of service to us that results in material harm to us; continuing and willful failure to perform reasonably assigned duties after receiving written notification of such failure; or failure to cooperate in good faith with a governmental or internal investigation of us, if so requested.

For purposes of his letter agreement, good reason meant, without Mr. Gridley’s consent, a material reduction in his base salary, a change in his title or position that materially reduces his level of authority or responsibility, relocation of his principal workplace by more than 40 miles or a material breach by us of the letter agreement.

Stephen Kennedy

If we terminated Mr. Kennedy’s employment without cause or Mr. Kennedy had resigned for good reason, we will continue to pay Mr. Kennedy his base salary, and he will be entitled to health benefits, for a period of nine months following the termination of his employment. As part of the separation agreement entered into with Mr. Kennedy, we have agreed with Mr. Kenned to pay his severance benefit of salary continuation for nine months in one lump sum.

For purposes of his employment agreement, cause meant Mr. Kennedy’s unauthorized use or disclosure of confidential information or trade secrets which would have caused material harm to the Company, a material breach of any agreement between Mr. Kennedy and the Company which is not remedied within 15 days after notice from the Company, a material failure to comply with the legal directives of the Board which is not remedied within 15 days after notice from the Board, the sale, possession or use of illegal drugs or habitual intoxication, conviction of, plea of “guilty” or “no contest” to any felony, gross negligence or willful misconduct in the course of performing service to the Company, failure to perform reasonably assigned duties after receiving written notification of such failure from the Board or failure to cooperate in good faith with a governmental or internal investigation of the Company, if the Company has requested Mr. Kennedy’s cooperation.

For purposes of the employment agreement, resignation for good reason meant a material reduction in Mr. Kennedy’s base salary, a change in Mr. Kennedy’s title or position with the Company that materially reduces his level of authority or responsibility, a relocation of principal workplace by more than 40 miles or a material breach by the Company of its obligations under the employment agreement.

Donald Haut, Ph.D.

If we terminated Dr. Haut’s employment without cause or Dr. Haut resigned for good reason, we would have been, and are, obligated continue to pay Dr. Haut his base salary, and he will be entitled to health benefits, for a period of nine months following the termination of his employment.  Dr. Haut’s service with the Company was terminated on January 23, 2019 in connection with a reduction in force. As part of the separation agreement entered into with Dr. Haut, we agreed with Dr. Haut to pay his severance benefit of salary continuation for nine months in one lump sum.

For purposes of his employment agreement, cause meant Dr. Haut’s unauthorized use or disclosure of confidential information or trade secrets which causes material harm to the Company, a material breach of any agreement between Dr. Haut and the Company, a material failure to comply with the legal directives of the Board, the sale, possession or use of illegal drugs or habitual intoxication, conviction of, plea of “guilty” or “no contest” to any felony, gross negligence or willful misconduct in the course of performing service to the Company, failure to perform reasonably assigned duties after receiving written notification of such failure from the Board, or failure to cooperate in good faith with a governmental or internal investigation of the Company, if the Company has requested Dr. Haut’s cooperation.

For purposes of the employment agreement, resignation for good reason meant a material reduction in Dr. Haut’s base salary, a change in Dr. Haut’s title or position with the Company that materially reduces his level of authority or responsibility or a relocation of principal workplace by more than 40 miles.

Change in Control Benefits

In the event that we experience a change in control and within twelve months after such change in control, a named executive officer is terminated by us without cause or such individual resigns for good reason, then such individual’s options will become fully vested and exercisable.

For purposes of the stock option agreements, change in control means an acquisition by any individual, entity or group of 50% or more of our voting stock, certain changes in the composition of the Board, our merger, consolidation, liquidation, dissolution or sale of all or substantially all of our assets.

For purposes of the stock option agreements, cause and good reason have substantially the same meanings as under each named executive officer’s employment agreement, described above.

Executive Retention Bonus Plan

In September 2018, the Board adopted the Executive Officer Retention Bonus Plan (the Initial Retention Plan). The Initial Retention Plan provided for payment of a cash retention bonus to the executive officers of the Company, including the Company’s named executive officers, who continued employment with the Company through April 30, 2019 (the Initial Retention Date). The Initial Retention Plan was intended to help ensure the Company’s continued operations. The Compensation Committee of the Board administered the Initial Retention Plan.

Under the terms of the Initial Retention Plan, each executive officer who continued employment with the Company through the Initial Retention Date was eligible to receive a cash bonus payable in a lump sum within 15 days following the Initial Retention Date. Additionally, the retention bonus amount would be payable in the event the executive officer was terminated without cause or resigned for good reason.

The table below sets forth the retention bonus amount for each named executive officer under the Initial Retention Plan:

Executive Officer	Retention Bonus Amount
Adam Gridley	$119,516
Stephen Kennedy	$97,969
Donald Haut, Ph.D.	$94,354

In connection with his separation from service without cause as part of the January 2019 reduction in force, Dr. Haut was paid his retention bonus under the Initial Retention Plan.

Effective January 25, 2019, the Board approved an amendment to Initial Retention Plan (the Retention Plan). The Retention Plan, as amended, provides for payment of a cash retention bonus to the executive officers of the Company, including the Company’s named executive officers, who continue employment with the Company through June 30, 2019 (the Retention Date). The Retention Plan is intended to help ensure the Company’s continued operations and strategic process. The Compensation Committee of the Board will continue to administer the Retention Plan.

Under the terms of the Retention Plan, each executive officer who continues employment with the Company through the Retention Date will be eligible to receive a cash bonus payable in a lump sum within 15 days following the Retention Date. Additionally, the retention bonus amount would be payable in the event the executive officer is terminated without cause or resigns for good reason.

The table below sets forth the retention bonus amount for each current executive officer under the Retention Plan assuming all terms and conditions are satisfied:

Executive Officer	Retention Bonus Amount
Adam Gridley	$191,200
Stephen Kennedy	$156,750

For the avoidance of doubt, the amounts set forth above are not in addition to the amounts provided for under the Initial Retention Plan, but are the only amounts payable under the Retention Plan, as amended. In connection with their separation from service without cause as part of the March 2019 reduction in force, Messrs. Gridley and Kennedy will be paid their respective retention bonus under the Retention Plan.

Retirement Benefits

We have established a 401(k) tax-deferred retirement savings plan, which permits participants, including our named executive officers, to make contributions by pre-tax salary deduction pursuant to Section 401(k) of the Code. We are responsible for administrative costs of the 401(k) plan. We may, at our discretion, make matching contributions to the 401(k) plan. No employer contributions have been made to date.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees. Although we generally do not provide our named executive officers with perquisites or other personal benefits, we offered temporary housing and related assistance to Mr. Gridley in connection with the commencement of his employment with us, as described in the Summary Compensation Table above.

Tax and Accounting Considerations

Section 162(m) of the Code generally denies a deduction to any publicly-held corporation for compensation paid in a taxable year to its named executive officers exceeding $1 million. As a result of changes made by the 2017 Tax

Cuts and Jobs Act, starting with compensation paid in 2018, Section 162(m) will limit the Company from deducting compensation, including performance-based compensation, in excess of $1 million paid to anyone who serves as our chief executive officer, chief financial officer or who is among the three most highly compensated executive officers for any year beginning after December 31, 2016. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017 that would have otherwise been deductible under the prior Section 162(m) rules. Prior to the enactment of the 2017 Tax Cuts and Jobs Act, Section 162(m) limited us from deducting compensation paid in years prior to 2018, excluding performance-based compensation, in excess of $1 million paid to anyone who served as the chief executive officer or who was one of the three most highly compensated executive officers for the applicable tax year, excluding the chief financial officer. Our Compensation Committee considers tax and accounting implications in determining all elements of our compensation plans, programs and arrangements. For pre-2018 years, the Compensation Committee retained the discretion to make awards of either bonuses or equity awards that did not satisfy Section 162(m) and, therefore, may not have been deductible. Base salaries, time-vested restricted stock, time-vested retention and transition payments and discretionary or subjectively determined bonus awards generally did not qualify as performance-based compensation under the pre-2018 rules. In September 2014, our stockholders approved our 2013 Equity Incentive Plan that permits us to satisfy the performance-based requirements under Section 162(m) with respect to the grant of stock options.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	3,339,471	(1)	$1.03	361,973	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	3,339,471			361,973

(1)

Of these shares, 22,330 were subject to options then outstanding under our 2012 Equity Incentive Plan and 3,317,141 were subject to options then outstanding under our 2013 Equity Incentive Plan (the 2013 Plan).

(2)

Represents 361,973 shares of common stock available for issuance under the 2013 Plan and 361,973 shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan (the ESPP). On January 1 of each year, (i) the number of shares reserved under the 2013 Plan is automatically increased by the smaller of 4.0% of the total number of shares of common stock that are outstanding on December 31 of the prior year or such lesser number as may be approved by the Board and (ii) the number of shares reserved under our ESPP is automatically increased by the least of 1% of the total number of shares of common stock that are outstanding on December 31 of the prior year 51,382 shares of common stock or such lesser number as may be approved by the Board.  In December 2018, the Board determined that no shares would be added to the 2013 Plan or the ESPP.

Option Repricing

In addition, on October 1, 2018, the Compensation Committee approved the Repricing of  the Options granted prior to September 1, 2018 pursuant to 2013 Plan and 2012 Equity Incentive Plan to executive officers, employees and consultants of the Company, including Options held by Adam Gridley, the Company’s Chief Executive Officer, Jonathan Lieber, the Company’s Chief Financial Officer, Stephen Kennedy, the Company’s Chief Operating Officer, Donald Haut, Ph.D., the Company’s then Chief Business Officer and Lynne Kelley, M.D., FACs, the Company’s then Chief Medical Officer. The Options had exercise prices between $0.75628 and $9.97 per share, which were reduced to $0.568 per share (the closing price of the Company’s common stock on The Nasdaq Capital Market on October 1, 2018). The number of shares, vesting schedules and expiration period of the Options were not altered. Options to purchase the Company’s common stock held by non-employee members of the Board are not subject to the Repricing and remain unchanged. In light of current market conditions that have affected the publicly traded stock price of the Company’s common stock, the Committee effectuated the Repricing in order to provide the service providers holding the Options with incentives that were not being adequately achieved by the Options based on the exercise prices of the Options prior to the Repricing. The Options were repriced unilaterally, and the consent of holders was neither necessary nor obtained. The impact to the Company’s financial statements in 2018 was immaterial.

Cancellation of Performance Options

In connection with the Repricing, on October 1, 2018, the Compensation Committee also approved the cancelation of certain options with performance-based vesting conditions (the Performance Options) previously issued to Messrs. Gridley, Lieber and Kennedy. Messrs. Gridley, Lieber and Kennedy were previously granted the Performance Options to purchase 60,000, 30,000 and 30,000 shares of the Company’s common stock, respectively, which would vest in full if the Company’s stock price was at or above $19.92 for any consecutive 60-day period within four years of the date of grant as long as the recipient provided continuous service during such consecutive 60-day period (the Performance Criteria). The Committee determined that the probability of achieving the Performance Criteria was unlikely based on the current trading price of the Company’s common stock on the Nasdaq Capital Market and cancelled the Performance Options pursuant to the Committee’s authority under the 2013 Plan.

AUDIT COMMITTEE REPORT

The Audit Committee has also reviewed and discussed with Grant Thornton the audited consolidated financial statements in this Annual Report on Form 10-K. In addition, the Audit Committee discussed with Grant Thornton those matters required to be discussed by Statement of Accounting Standards 114, as modified, as adopted by the Public Company Accounting Oversight Board (PCAOB) in Rule 3200T and by PCAOB Auditing Standard No. 1301, Communications with Audit Committees, as may be further modified or supplemented. Additionally, Grant Thornton provided to the Audit Committee the written disclosures and the letter required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence, as adopted by the PCAOB. The Audit Committee also discussed with Grant Thornton its independence from the Company.

Based upon the review and discussions described above, the Audit Committee recommended to the Board that the audited consolidated financial statements for the year ended December 31, 2018 be included in this Annual Report on Form 10-Kfor filing with the SEC.

Submitted by the following members of the Audit Committee:

David Gill, Chairman
Susan Washer
Kevin Rakin

The material in this Audit Committee Report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Histogenics under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 1, 2019 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than five percent of our outstanding common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our current directors and executive officers as a group.

Applicable percentage ownership is based on 94,599,601 shares of common stock outstanding at March 1, 2019.

The table below is based upon information supplied by executive officers, directors and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC through March 1, 2019.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or warrants held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 1, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Histogenics Corporation, 830 Winter Street, 3rd Floor, Waltham, Massachusetts 02451.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Wilmslow Estates Limited(1) c/o Stonehage Group 2 The Forum, Grenville Street St Helier, Jersey, Channel Islands JE1 4HH	5,258,859	5.6%
Directors and Named Executive Officers
Joshua Baltzell(2)	75,833	*
David Gill(3)	89,833	*
Michael Lewis(4)	5,334,692	*
Kevin Rakin(5)	534,797	*
Susan Washer(6)	8,333	*
Adam Gridley(7)	667,487	*
Stephen Kennedy(8)	236,449	*
Jonathan Lieber(9)	195,290	*
All current executive officers and directors as a group (8 persons)(10)	7,142,714	7.4%

*	Less than one percent of the outstanding shares of common stock.
(1)

Wilmslow’s economic interest is ultimately owned by a family discretionary trust associated with Michael Lewis, who is referenced in footnote 4 below. Wilmslow has sole voting and investment power over the shares of capital stock owned.

(2)	Shareholdings include 75,833 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2019.
(3)	Shareholdings include 75,833 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2019.

(4)

Shareholdings include 75,833 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2019. Mr. Lewis is the settlor of the trust which ultimately owns the economic interest in Wilmslow referenced in footnote 1 above. Mr. Lewis has no beneficial interest in the trust which ultimately owns the economic interest in Wilmslow, but other members of his family are discretionary beneficiaries in such trust. To the extent Mr. Lewis may be deemed to hold an indirect beneficial interest under applicable United States securities laws, Mr. Lewis disclaims such beneficial ownership.

(5)

Shareholdings include (i) 75,833 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2019, (ii) 146,735 shares of common stock owned by the Kevin L. Rakin Irrevocable Trust, (iii) 33,333 shares of common stock owned by The Alison N Hoffman and Kevin L Rakin Irrevocable Trust For Sarah Hoffman Rakin and (iv) 33,333 shares of common stock owned by The Alison N Hoffman and Kevin L Rakin Irrevocable Trust For Julia Hoffman Rakin. Mr. Rakin is an affiliate of the Kevin L. Rakin Irrevocable Trust, The Alison N Hoffman and Kevin L Rakin Irrevocable Trust For Sarah Hoffman Rakin and The Alison N Hoffman and Kevin L Rakin Irrevocable Trust For Julia Hoffman Rakin. Mr. Rakin disclaims beneficial ownership in the shares owned by the foregoing affiliated trusts.

(6)	Shareholdings include 8,333 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2019.
(7)

Shareholdings include 660,487 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2019. Pursuant to a reduction in force approved by the Board in March 2019, Mr. Gridley’s employment with us will terminate effective March 22, 2019.

(8)

Shareholdings include 236,449 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2019. Pursuant to a reduction in force approved by the Board in March 2019, Mr. Kennedy’s employment with us will terminate effective March 22, 2019.

(9)

Shareholdings include 190,290 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2019. Mr. Lieber resigned as the Company’s Chief Financial Officer effective December 21, 2018. Mr. Lieber was appointed as the Company’s interim chief financial officer pursuant to a consulting agreement between the Company and Danforth Advisors, LLC (Danforth) on December 21, 2018.

(10)

Includes 1,398,891 shares of common stock issuable upon exercise of options exercisable within 60 days of March 1, 2019 and the shareholdings attributable to Messrs. Lewis and Rakin in footnotes 4 and 5 above, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the compensation arrangements with directors and executive officers described elsewhere in this Annual Report on Form 10-K, the following is a description of transactions since January 1, 2016 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two years, and in which any of our directors, executive officers or beneficial owners of more than five percent of our convertible preferred stock or common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements.

All of the transactions set forth below were approved by a majority of the Board, including a majority of the independent and disinterested members of the Board. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates are approved by the Audit Committee and a majority of the members of the Board, including a majority of the independent and disinterested members of the Board, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

February 2019 Repricing and Exercise of Warrants

As described below, as part of the 2016 Private Placement (as defined below), we sold and issued warrants to purchase up to 13,333,334 shares of the Company’s Common Stock (such warrants, along with warrants to purchase up to 133,333 shares of the Company’s Common Stock issued to the placement agent for the transaction, the 2016 Warrants). The exercise price of the 2016 Warrants was $2.25 per share. Also as described below, as part of the October 2018 Offering (as defined below), we sold and issued warrants (the 2018 Warrants) to purchase up to 19,616,250 shares of the Company’s Common Stock. The exercise price of the 2018 Warrants was $0.70 per share, subject to the Company’s right pursuant to Section 2(e) of the 2018 Warrants to reduce the exercise price to any amount and for any period of time deemed appropriate by Board (the Voluntary Adjustment Right).

On February 8, 2019, we and certain holders of the 2016 Warrants (the Participating 2016 Holders) entered into a Warrant Amendment and Exercise Agreement (the 2016 Exercise Agreement) pursuant to which we agreed to reduce the exercise price of the 2016 Warrants held by such Participating 2016 Holders from $2.25 to $0.01 per share (the 2016 Reduced Exercise Price) in consideration for the exercise of the 2016 Warrants held by such Participating 2016 Holders in full at the 2016 Reduced Exercise Price for cash and provided a general release of claims of such Participating 2016 Holders against us with respect to the 2016 Warrants. We also agreed to modify the reference to “three (3) Trading Days” in the first sentence of Section 2(d)(i) of the 2016 Warrants held by the Participating 2016 Holders to say “two (2) Trading Days.” The Participating 2016 Holders own, in the aggregate, 2016 Warrants to purchase a total of 12,957,953 shares of our Common Stock. After the full exercise of the 2016 Warrants held by the Participating 2016 Holders, 2016 Warrants to purchase approximately 508,714 shares of the Company’s Common Stock remain outstanding.

On February 8, 2019, pursuant to the Voluntary Adjustment Right, we determined to reduce the exercise price of the 2018 Warrants from $0.70 to $0.01 per share (the 2018 Reduced Exercise Price) through the close of business on February 8, 2019. Additionally, on February 8, 2019, we and all of the holders of the 2018 Warrants (the Participating 2018 Holders and, together with the Participating 2016 Holders, the Holders) entered into a Warrant Exercise Agreement (the 2018 Exercise Agreement) pursuant to which in consideration for the 2018 Reduced Exercise Price, the Participating 2018 Holders agreed to exercise the 2018 Warrants held by such Participating 2018 Holders in full at the 2018 Reduced Exercise Price for cash and provided a general release of claims of such Participating 2018 Holders against us with respect to the 2018 Warrants. The Participating 2018 Holders own, in the aggregate, 2018 Warrants to purchase a total of 19,616,250 shares of the Company’s Common Stock. After the full exercise of the 2018 Warrants held by the Participating 2018 Holders, no 2018 Warrants remain outstanding.

Wilmslow, which is a greater than 5% holder of our common stock and an affiliate of Michael Lewis, a member of the Board, exercised their outstanding 2016 Warrants and 2018 Warrants pursuant to a 2016 Exercise Agreement and 2018 Exercise Agreement, respectively. Kevin Rakin, a member of the Board, and certain of his affiliated trusts, exercised their outstanding 2016 Warrants and 2018 Warrants pursuant to a 2016 Exercise Agreement and 2018 Exercise Agreement, respectively.

October 2018 Public Offering

In October 2018, we closed an underwritten public offering (the October 2018 Offering) of 26,155,000 shares of our common stock and warrants to purchase up to 19,616,250 shares of common stock, at a combined purchase price of $0.65 per share of common stock and accompanying warrant (the Securities). The gross proceeds from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by us. The warrants are exercisable immediately upon issuance at a price of $0.70 per share of common stock and have a term of five years commencing on the date of issuance.

Wilmslow, which is a greater than 5% holder of our common stock and an affiliate of Michael Lewis, a member of the Board, purchased Securities in the October 2018 Offering. Kevin Rakin, a member of the Board, purchased Securities in the October 2018 Offering.

2016 Private Placement

In September 2016, we entered into a securities purchase agreement with certain institutional and accredited investors (the Securities Purchase Agreement) for the sale and issuance of 2,596,059 shares of our Common Stock (the Common Shares) and 24,158.8693 shares of our Series A Convertible Preferred Stock (the Preferred Shares), which Preferred Shares are convertible into an aggregate of 10,737,275 shares of our Common Stock, for total consideration of approximately $30,000,000 (the 2016 Private Placement). H.C. Wainwright & Co., LLC (HCW) served as the sole placement agent for the 2016 Private Placement. As part of the 2016 Private Placement, we provided each purchaser 100% warrant coverage based on an as-converted number of shares of our Common Stock issued and issuable upon conversion of the Preferred Shares plus the Common Shares and accordingly issued the investors warrants (the Purchaser Warrants) to purchase 13,333,334 shares of our Common Stock at an exercise price of $2.25 per share and exercisable for a period of five years following receipt of the stockholder approval required under the Securities Purchase Agreement. We also issued HCW a warrant (the HCW Warrant and, together with the Purchaser Warrants, the Common Stock Warrants) for the purchase of 133,333 shares of Common Stock at an exercise price of $2.25 per share and exercisable for a period of five years following receipt of the stockholder approval required under the Securities Purchase Agreement pursuant to the terms of our letter agreement with HCW.

The certificate of designation filed with the Secretary of State of the State of Delaware describing the rights, preference and privileges of the Series A Convertible Preferred Stock provides that, until stockholder approval was obtained, holders could not convert the Preferred Shares if such conversion would result in the purchasers under the Securities Purchase Agreement owning in the aggregate an amount of Common Stock issued in connection with the 2016 Private Placement in excess of 19.99% the number of shares of Common Stock outstanding immediately prior to the closing of the 2016 Private Placement. The Common Stock Warrants provide that until stockholder approval was obtained, holders could not exercise the Common Stock Warrants. We obtained stockholder approval of the 2016 Private Placement on November 22, 2016.

Wilmslow, which is a greater than 10% holder of our Common Stock and an affiliate of Michael Lewis, a member of the Board, purchased Common Shares, the Preferred Shares and the Common Stock Warrants in the 2016 Private Placement. The Rakin Trusts, which are each affiliates of Kevin Rakin, a member of the Board, purchased Common Shares, the Preferred Shares and the Common Stock Warrants in the 2016 Private Placement. Split Rock Partners II, LP, which is a greater than 10% holder of our Common Stock, purchased Common Shares, the Preferred Shares and the Common Stock Warrants in the 2016 Private Placement.

Former Intrexon Collaboration Agreement and Obligations

In September 2014, we entered into our ECC with Intrexon governing a “channel collaboration” arrangement. Pursuant to the ECC, we are responsible for the research and development costs incurred by Intrexon associated with the development of product candidates developed under our collaboration, the effect of which may increase the level of our overall research and development expenses. In December 2018, we and Intrexon entered into a mutual termination and release agreement (the “Mutual Termination Agreement”) pursuant to which we and Intrexon mutually agreed to terminate the ECC. Pursuant to the ECC, we were responsible for the research and development costs incurred by Intrexon associated with the development of product candidates under the ECC. As of September 30, 2018, we had accrued approximately $3.0 million of research and development expenses under the ECC (the Accrued Expenses). In connection with the Mutual Termination Agreement, in lieu of payment of the Accrued Expenses, we agreed and paid to Intrexon an aggregate of up to $1.5 million, with $0.375 million paid at the time of entering into the Mutual Termination Agreement and $1.125 million payable within one year following our submission of a BLA to the FDA for NeoCart.... We adjusted the accrued expenses to reflect a $1.125 million balance as of December 31, 2018 and the related gain on extinguishment of liability of $1.5 million.

Investors’ Rights Agreement

On December 18, 2013, we entered into a second amended and restated investors’ rights agreement (Investors’ Rights Agreement) with the purchasers of our then-outstanding Preferred Stock (which was converted to common stock in connection with our initial public offering), including certain of our existing stockholders who were represented at the time by members of the Board, including Wilmslow, Sofinnova Venture Partners VIII, L.P. and Split Rock Partners II, LP. Under the Investors’ Rights Agreement, we granted information and inspection rights which terminated upon the closing of our initial public offering. In addition, the holders of 4,479,418 shares of our common stock as of March 1, 2019, who are parties to the Investors’ Rights Agreement, are provided rights to demand registration of shares of common stock and to participate in a registration of our common stock that we may decide to do, from time to time. These registration rights survived our initial public offering and may be exercised until their termination on December 3, 2019, unless earlier exercised. Certain of the shares subject to the Investors’ Rights Agreement are held by affiliates of certain of our directors and by holders of five percent of our capital stock.

Indemnification Agreements

We have entered, or will enter, into indemnification agreements with our directors, executive officers and certain key employees. Under these agreements, we agree to indemnify our directors, executive officers and certain key employees against any and all expenses incurred by them in connection with proceedings because of their status as one of our directors, executive officers or key employees to the fullest extent permitted by Delaware law, subject to certain limitations. In addition, these indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will pay for all expenses incurred by our directors, executive officers and certain key employees in connection with a legal proceeding arising out of their service to us.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws provide that we are authorized to enter into indemnification agreements with our directors and executive officers and we are authorized to purchase directors’ and officers’ liability insurance, which we currently maintain to cover our directors and executive officers.

Policies and Procedures for Related Party Transactions

In November 2013, we adopted a related party transaction policy under which our directors, executive officers and any person who is known to be the beneficial owner of more than 5% of any class of our voting securities, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee or another independent committee of the Board where it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. All of our directors and executive officers are required to report to our Audit Committee any such related party transaction. In approving or rejecting the proposed agreement, our Audit Committee shall consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including costs, and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are not inconsistent with our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

Stock Options

For information regarding stock options granted to our named executive officers and directors, see “Corporate Governance – 2018 Director Compensation” and “Compensation of Executive Officers.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to Histogenics for the years ended December 31, 2018 and December 31, 2017, by Grant Thornton, our principal accountant.

	Year ended December 31,
	2018	2017
Audit fees(1)	$420,548	$354,524
Audit-related fees	—	—
Tax fees	—	—
All other fees		4,900
Total fees	$420,548	$359,424

(1)

The fees billed or incurred by Grant Thornton for professional services rendered in connection with the annual audit and quarterly review of our consolidated financial statements for the years ended December 31, 2018 and 2017, the consents issued for our registration statements, the statements included in our filings with the SEC regarding registered direct and public common stock and warrant offerings in 2018 and the use of Grant Thornton’s online research tool.

All fees described above were pre-approved by the Audit Committee in accordance with applicable SEC requirements.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Grant Thornton, our independent registered public accounting firm. The Audit Committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Grant Thornton or on an individual case-by-case basis before Grant Thornton is engaged to provide a service. The Audit Committee has determined that the rendering of tax-related services by Grant Thornton is compatible with maintaining the principal accountant’s independence for audit purposes. Grant Thornton has not been engaged to perform any non-audit services.

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

10.27+

Amended and Restated Employment Agreement by and between Histogenics Corporation and Stephen Kennedy dated October 10, 2017 (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K as filed on October 12, 2017, and incorporated herein by reference)

10.28†

First Amendment to License Agreement, dated May 9, 2016, between the Company and Purpose Co., Ltd., f/k/a Takagi Sangyo Co. Ltd. (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q as filed on August 11, 2016, and incorporated herein by reference)

Exhibit	Description

10.29

Second Amendment to Lease dated as of April 28, 2017 between the Company and CRP/KING 830 Winter, L.L.C. (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q as filed on August 10, 2017, and incorporated herein by reference)

10.30‡

License and Commercialization Agreement dated as of December 21, 2017 between the Company and MEDINET Co., Ltd. (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K as filed on March 15, 2018, and incorporated herein by reference)

10.31+

Consulting Agreement, effective December 21, 2018, between the Company and Danforth Advisors, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on December 21, 2018, and incorporated herein by reference)

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

Not applicable.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Waltham, Commonwealth of Massachusetts, on March 21, 2019.

HISTOGENICS CORPORATION

By:	/s/ Adam Gridley
Adam Gridley, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Gridley Adam Gridley	Chief Executive Officer, President and Director (Principal Executive Officer)	March 21, 2019

/s/ Jonathan Lieber Jonathan Lieber	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2019

/s/ Joshua Baltzell Joshua Baltzell	Chairman of the Board of Directors	March 21, 2019

/s/ David Gill David Gill	Director	March 21, 2019

/s/ Michael Lewis Michael Lewis	Director	March 21, 2019

/s/ Kevin Rakin Kevin Rakin	Director	March 21, 2019

/s/ Susan Washer	Director	March 21, 2019
Susan Washer

Histogenics Corporation

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Histogenics Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Histogenics Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses from inception, including a net loss of approximately $8.6 million during the year ended December 31, 2018, and as of that date, its total liabilities exceeded its total assets by approximately $458,000. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012

Hartford, Connecticut

March 21, 2019

Histogenics Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$15,542	$7,081
Marketable securities	—	900
Prepaid expenses and other current assets	858	194
Total current assets	16,400	8,175
Property and equipment, net	141	2,723
Other assets	750	—
Restricted cash	137	137
Total assets	$17,428	$11,035
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,590	$776
Accrued expenses	1,000	2,705
Current portion of deferred rent	45	35
Current portion of deferred lease incentive	238	111
Current portion of equipment loan	—	178
Total current liabilities	2,873	3,805
Accrued expenses due to Intrexon Corporation	1,125	3,040
Deferred revenue	10,000	—
Deferred rent	351	280
Deferred lease incentive	1,025	499
Warrant liability	2,512	14,679
Total liabilities	17,886	22,303
Commitments and contingencies (Note 7)
Convertible preferred stock and stockholders’ equity (deficit):
Convertible preferred stock, $0.01 par value; 30,000 shares authorized, 400.4910 and 4,605.6533 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 62,025,398 and 24,571,029 shares issued and outstanding at December 31, 2018 and 2017, respectively	513	159
Additional paid-in capital	215,859	196,760
Accumulated deficit	(216,830)	(208,187)
Total stockholders’ equity (deficit)	(458)	(11,268)
Total liabilities and stockholders’ equity (deficit)	$17,428	$11,035

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
Research and development	15,634	15,566
General and administrative	10,204	9,384
Loss due to asset impairment	4,270	—
Total operating expenses	30,108	24,950
Loss from operations	(30,108)	(24,950)
Other income (expense):
Interest income (expense), net	163	134
Other income (expense), net	(106)	(116)
Gain due to extinguishment of liability	1,540	—
Warrant expense	(733)	—
Change in fair value of warrant liability	20,601	(1,482)
Total other income (expense), net	21,465	(1,464)
Net loss	$(8,643)	$(26,414)
Loss attributable to common stockholders—basic	$(8,522)	$(22,499)
Loss attributable to common stockholders—diluted	$(29,123)	$(22,499)
Loss per common share—basic	$(0.23)	$(0.99)
Loss per common share—diluted	$(0.79)	$(0.99)
Weighted-average shares used to compute loss per common share—basic	36,398,450	22,669,819
Weighted-average shares used to compute loss per common share—diluted	37,090,197	22,669,819

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Series A Convertible Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Restricted Stock $0.01 Par Value		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2016	13,416	$-	20,645,723	$159	1,889	$-	$195,181	$(181,773)	$13,567
Stock-based compensation expense	-	-	-	-	-	-	1,573	-	1,573
Exercise of common stock options	-	-	7,497	-	-	-	6	-	6
Vesting of restricted stock	-	-	1,889	-	(1,889)	-	-	-	-
Conversion of Series A convertible preferred stock	(8,811)	-	3,915,920	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(26,414)	(26,414)
Balance at December 31, 2017	4,605	$-	24,571,029	$159	-	$-	$196,760	$(208,187)	$(11,268)
Stock-based compensation expense	-	-	-	-	-	-	1,625	-	1,625
Exercise of common stock options	-	-	919	-	-	-	2	-	2
Exercise of warrants	-	-	104,092	-	-	-	1	-	1
Issuance of common stock, net	-	-	35,480,397	354	-	-	17,471	-	17,825
Conversion of Series A convertible preferred stock	(4,205)	-	1,868,961	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(8,643)	(8,643)
Balance at December 31, 2018	400	$-	62,025,398	$513	-	$-	$215,859	$(216,830)	$(458)

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,643)	$(26,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	450	1,534
Amortization of discount of investments	—	54
Deferred revenue	10,000	—
Deferred rent and lease incentive	734	(543)
Stock-based compensation	1,625	1,573
Warrant expense	733
Change in warrant liability	(20,601)	1,482
Loss due to asset impairment	4,270	—
Gain on extinguishment of liability due to Intrexon Corporation	(1,540)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(664)	(21)
Other long term assets	(750)	—
Accounts payable	689	(849)
Accounts payable due to Intrexon Corporation	—	(360)
Accrued expenses due to Intrexon Corporation	(375)	—
Accrued expenses	(1,705)	524
Net cash used in operating activities	(15,777)	(23,020)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,013)	(276)
Proceeds from maturities of marketable securities	900	7,050
Purchases of marketable securities	—	(8,004)
Net cash used in investing activities	(1,113)	(1,230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	25,526	—
Repayments on equipment term loan	(178)	(583)
Proceeds from exercise of stock options and warrants	3	6
Net cash provided by (used in) financing activities	25,351	(577)
Net increase (decrease) in cash and cash equivalents	8,461	(24,827)
Cash and cash equivalents and restricted cash —Beginning of period	7,218	32,045
Cash and cash equivalents and restricted cash —End of period	$15,679	$7,218
Supplemental Disclosure of Non-Cash Items:
Purchases of property and equipment in accounts payable	$125	$—
Public offering costs in accounts payable	$99	$—
Supplemental Disclosure of Cash Flow information:
Cash paid for taxes	$105	$197
Cash paid for interest	$1	$30

The accompanying notes are an integral part of these consolidated financial statements.

Histogenics Corporation

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company historically focused on the development of restorative cell therapies (RCTs). RCTs refer to a new class of products that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. The Company’s lead product, NeoCart®, is an innovative cell therapy designed to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. In the third quarter of 2018, the Company announced that its Phase 3 clinical trial of NeoCart did not meet the primary endpoint in the Phase 3 clinical trial. Histogenics subsequently initiated a dialogue with the United States Food and Drug Administration (FDA) to discuss the regulatory path forward for NeoCart with a goal of determining whether the FDA would accept a submission of a Biologics License Application (BLA) for NeoCart without data from an additional Phase 3 clinical trial. In December 2018, the Company received final feedback from the FDA indicating the need for an additional Phase 3 clinical trial prior to the FDA’s acceptance of a NeoCart BLA submission. However, considering the time and funding required to conduct such a trial, the Company discontinued the development of NeoCart and is not planning to submit a BLA. In addition, the Company initiated a process to evaluate strategic alternatives to maximize value for all of its stakeholders. The process is being conducted with the assistance of financial and legal advisors and is evaluating the full range of potential strategic alternatives, including but not limited to, acquisitions, business combinations, joint ventures, public and private capital raises and recapitalization and sale transaction options, including a sale of assets or intellectual property. Since these efforts may not be successful and given our limited cash reserves, we are also considering other possible alternatives, including a wind-down of operations, or Chapter 11 bankruptcy protection to complete or execute a restructuring transaction or liquidation.

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

On September 29, 2016, the Company closed a private placement of common stock, preferred stock and warrants, contemplated by a securities purchase agreement dated September 15, 2016, with certain institutional and accredited investors. The net proceeds after deducting placement agent fees and other transaction-related expenses were $27.6 million. See Note 8, Capital Stock, for further discussion of the private placement.

In January 2018, the Company closed a registered direct offering where the Company issued 2,691,494 shares of common stock at a price of $2.35 per share.  The underwriter option to purchase additional shares of 351,064 were fully exercised.  The total net proceeds of the offering were approximately $5.9 million after deducting underwriting discounts and commissions.

In March 2018, the Company entered into an equity distribution agreement (“ATM Agreement”) with Canaccord Genuity Inc. (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $10.0 million (the “Shares”) through Canaccord, as sales agent. During the year ended December 31, 2018, the Company sold an aggregate of 6,633,903 shares of common stock and received $4.5 million after deducting commissions related to the ATM Agreement and other offering costs.

In October 2018, the Company closed an underwritten public offering of 26,155,000 shares of its common stock and warrants to purchase up to 19,616,250 shares of common stock, at a combined purchase price of $0.65 per share of common stock and accompanying warrant. The gross proceeds to Histogenics from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by the Company.  The warrants are exercisable immediately upon issuance at a price of $0.70 per share of common stock and have a term of five years commencing on the date of issuance.

Since its inception, the Company has devoted substantially all of its efforts to product development, recruiting management and technical staff, raising capital, starting up production and building infrastructure and has not yet generated product revenues. Expenses have primarily been for research and development and related administrative costs.

The Company is subject to a number of risks including the successful development of therapeutics, the ability to obtain adequate financing, the ability to obtain FDA approval and reimbursement for any products we may develop, protection of intellectual property, fluctuations in operating results, dependence on key personnel and collaborative partners, rapid technological changes inherent in the target markets of any products the Company may develop, the introduction of substitute products and competition from larger companies.

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at December 31, 2018 of $216.8 million. The Company has financed operations to date primarily through public and private placements of equity securities, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will only be sufficient to fund its projected cash needs into the middle of 2019. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. To meet future capital needs, the Company would need to raise additional capital through debt or equity financing or other strategic transactions. However, any such financing may not be on favorable terms or available to the Company. The failure of the Company to obtain sufficient funds on commercially acceptable terms when needed will have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards, warrant liability, recoverability of deferred tax assets, estimated useful lives of fixed assets. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company recorded in 2018 a loss on impairment of fixed assets. See Note 5 Property and Equipment. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Fair value should be based on the assumptions that market participants would use when pricing an asset or liability and is based on a fair value hierarchy that prioritizes the information used to develop those assumptions. Fair value measurements should be disclosed separately by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs (quoted prices in active markets) and minimize the use of unobservable inputs (Company assumptions) when developing fair value measurements, in accordance with established fair value hierarchy.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no assets or liabilities classified as Level 1 or Level 2 as of December 31, 2018 and 2017 other than the money market fund described in the “Cash and Cash Equivalents” section and the asset-backed securities in the “Marketable securities” section below. There were no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. The Company’s only assets or liabilities classified as level 3 are the warrants issued in connection with the September 2016 private placement and the October 2018 underwritten public offering.  There were no transfers between Levels 1, 2 and 3 during the twelve months ended December 31, 2018 and 2017.

The fair value of the warrants issued in connection with the September 2016 private placement was determined using a Monte Carlo simulation model. This model incorporated several assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the historical volatility of the price of the Company’s common stock, the remaining contractual term of the warrant and estimates of the probability of a fundamental transaction occurring. The fair value of the warrants issued in connection with the October 2018 underwritten public offering was determined using the Black Scholes model.  See Note 8, Capital Stock, for further discussion of the private placement and underwritten public offering.

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
December 31, 2018
Assets:
Cash Equivalents
Money market funds	9,711	9,711	—	—
Liabilities:
Warrant liability	2,512	—	—	2,512
December 31, 2017
Assets:
Cash Equivalents
Money market funds	5,547	5,547	—	—
Marketable securities:
Asset-backed securities	900	—	900	—
Liabilities:
Warrant liability	14,679	—	—	14,679

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

As of December 31, 2018
(in thousands)
Beginning balance, January 1, 2018	$14,679
Issuance of warrants	8,434
Change in fair value of warrant liability	(20,601)
Ending balance	$2,512

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

The Company did not hold any available for sale securities prior to the first quarter of 2017. The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2018, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available for sale marketable securities.

The aggregate fair value of available for sale securities held by the Company for less than twelve months as of December 31, 2017 was $0.9 million which matured in 2018. The Company did not hold any available for sale securities and there were no sales of such during the year ended December 31, 2018. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of December 31, 2017. The weighted average maturity of the Company’s portfolio was less than one month at December 31, 2017.

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

Property and Equipment

Property and equipment are recorded at historical cost. Costs for capital assets not yet placed into service are capitalized as construction in progress, and are depreciated in accordance with the below guidelines once placed into service. Maintenance and repair costs are expensed as incurred. Costs which materially improve or extend the lives of existing assets are capitalized. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Lives
Office equipment	3 to 5 years
Laboratory equipment	3 to 5 years
Leasehold improvements	Shorter of the remaining lease term or useful life

Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and identifiable intangible assets. When impairment indicators exist, the Company’s management evaluates long-lived assets for potential impairment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In 2018 a triggering event caused an impairment of the Company’s property and equipment. The triggering event related to the Company’s announcement that the NeoCart program was discontinued and the subsequent 73% reduction in stock price. An impairment loss of $4.3 million was recognized in earnings. See Note 5 Property and Equipment.

Restricted Cash

Restricted cash represents cash held in a depository account at a financial institution to collateralize a conditional stand-by letter of credit related to the Company’s Lexington, Massachusetts facility lease agreement. Restricted cash is reported as non-current unless the restrictions are expected to be released in the next twelve months.

Deferred Rent

Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the facilities the Company occupies. The Company’s leases for its Waltham, Massachusetts and Lexington, Massachusetts facilities provide for fixed increases in minimum annual rental payments. The total amount of rental payments due over each lease term is being charged to rent expense ratably over the life of each lease, respectively.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard related to revenue recognition, Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new accounting standard replaced most current U.S. GAAP guidance on this topic and eliminated most industry-specific guidance. It provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services.  Entities may adopt the new standard either retrospectively to all periods presented in the financial statements (the full retrospective method) or as a cumulative-effect adjustment as of the date of adoption (modified retrospective method) in the year of adoption without applying to comparative years’ financial statements.  Further, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to defer the effective adoption date by one year to December 15, 2017 for annual reporting periods beginning after that date and permitted early adoption of the standard, but not before fiscal years beginning after the original effective date of December 15, 2016.  The Company elected to early adopt the guidance in 2017 using the modified retrospective method.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements may contain multiple promises which may include:  (i) licenses to the Company’s technology; (ii) services related to the transfer and update of know-how; and (iii) manufacturing supply services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront license fees; milestone payments; royalties on future product sales; and fees for manufacturing supply services. None of the Company's contracts as of December 31, 2018 contained a significant financing component.

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

Collaboration Revenue

While no revenue has been recognized as of December 31, 2018, the Company has collaboration and license agreements with strategic partners for the development and commercialization of product candidates. The collaboration and license agreements are within the scope of Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers.

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

License and Collaboration Arrangements

MEDINET Co., Ltd.

In December 2017 the Company entered into the License and Commercialization Agreement (the “License Agreement”) with MEDINET Co., Ltd. (“MEDINET”) to grant MEDINET a license under certain patents, patent applications, know-how, and technology to develop and commercialize certain therapeutic products to replace or repair damaged, worn, or defective cartilage.

In exchange for the license, MEDINET agreed to pay the Company an non-refundable upfront cash payment of $10.0 million which was received in January 2018. As of December 31, 2018, the contract with MEDINET was wholly unperformed. MEDINET also agreed to pay the Company tiered royalties, at percentages ranging from the low single digits to low double digits, of net sales of MEDINET products governed by the License Agreement. The Company is eligible to receive up to ¥330 million ($3.0 million as of December 31, 2018) in development milestone payments, $1.0 million and ¥720 million ($6.5 million as of December 31, 2018) in regulatory payments and up to an aggregate of ¥7,100 million ($64.3 million as of December 31, 2018) for the achievement of certain commercial milestones related to the sales of MEDINET products governed by the License Agreement.

The Company assessed the promised goods and services to determine if they are distinct. Due to the unique nature of the clinical manufacturing services, there are no third-party vendors from which MEDINET can obtain such services from currently. The Company expects to be the only vendor capable of providing the commercial manufacturing services for a period of at least one to two years, which is approximately the estimated length of the clinical trial period in Japan. After this point, if the Company were to transfer to a third-party its technology and know-how related to the commercial manufacturing services that third-party vendor would be capable of providing the commercial manufacturing services, and therefore MEDINET would be able to choose whether to utilize the Company or another vendor for such services. The Company determined that the option to obtain to commercial manufacturing services does not represent a material right, as the fees charged to MEDINET by the Company are expected to approximate the fair market value for manufacturing services. As noted, with the assistance of the Company, third-party vendors could have the capability to perform such services by this time, and the Company expects the contract value to approximate the market price. Due to MEDINET’s limitations in obtaining the clinical manufacturing services from a third-party, as well as MEDINET’s limited ability to obtain the benefits of the licensed intellectual property without the clinical manufacturing services, the licensed intellectual property and clinical manufacturing services are determined to be a combined performance obligation. Based on this assessment, the Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation.

Based on the assessment of the combined performance obligation, the Company determined that the predominant promise in the arrangement is the transfer of the license and associated knowhow which are expected to occur over the length of the clinical trial. The Company determined that MEDINET will be simultaneously receiving and consuming the benefits of the Company’s performance of the clinical trial. Therefore, the revenue associated with the combined performance obligation will be recognized over time.

In determining the correct measure of progress to use when recognizing revenue over time, the Company assessed whether an input or output based measure of progress would be appropriate. The Company determined that an output based measure of progress would be appropriate to use when recognizing revenue associated with the combined performance obligation. The Company will recognize revenue based on the clinical manufacturing services completed to date. At the outset of the clinical trial in Japan to be conducted by MEDINET, the Company will have quantifiable estimates of total clinical candidates, and therefore, of total estimated performance. The Company will recognize revenue based on performance completed to date, as evidenced by the estimated number of clinical trial enrollees. The Company expects to provide the clinical manufacturing services to MEDINET over an estimated period of two years. Therefore, the estimated two-year clinical manufacturing period is the appropriate timing of revenue recognition for the combined performance obligation. Revenue will be recognized using the output method, as the clinical manufacturing services are delivered, over the estimated two-year year proportional performance service period. Upon the conclusion of the clinical manufacturing period, the Company expects other third-party vendors to have the capabilities to provide similar services. At this point, the license would effectively become a distinct performance obligation, with no remaining undelivered obligations. Therefore, the Company determined that the up-front payment associated with the licensed intellectual property should be fully recognized by the conclusion of the clinical manufacturing service period. Upon conclusion of the clinical manufacturing service period, the Company will have no remaining performance obligations, and MEDINET will be able to obtain commercial manufacturing services from other vendors.

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

The upfront transaction price of $10.0 million will be recognized over a period of approximately two-years, commencing at the start of the clinical trial which, in management’s judgement represents the Company’s best estimate of the period of performance for satisfying the performance obligation of supply of clinical trial materials and transfer of license to MEDINET. Management has included $10.0 as non-current based on the feedback from the FDA and subsequent suspension of the NeoCart program. MEDINET relies on Company’s NeoCart product to supply clinical trial patients. MEDINET has suspended development of its clinical trial. Management will reevaluate that estimate at each reporting period. Revenue is being recognized using the output method, as the clinical manufacturing services are delivered, over the estimated two year proportional performance clinical manufacturing period.

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options.  As of December 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was $10.0 million. The contract with MEDINET is wholly unperformed, and the Company recognized no revenue associated with the agreement during the years ended December 31, 2018 and 2017, respectively.

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

In September 2014, the Company entered into a collaboration agreement with Intrexon Corporation (“Intrexon”) for the development and commercialization of allogeneic cell therapeutics for the treatment or repair of damaged articular hyaline cartilage in humans, utilizing Intrexon’s proprietary technology (the “Collaboration Agreement”). Under the terms of the Collaboration Agreement, the Company is responsible for the costs of development and commercialization, with some exceptions. This agreement was terminated in December 2018. In connection with the Mutual Termination Agreement, in lieu of payment of the Accrued Expenses, the Company agreed to pay Intrexon an aggregate of up to $1.5 million, with $0.375 million paid at the time of entering into the Mutual Termination Agreement and $1.125 million payable within one year following any submission of a BLA to the FDA for NeoCart. We adjusted the accrued expenses to reflect $1.125 million balance as of December 31, 2018 and gain on extinguishment of liability of $1.5 million.

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

For stock option grants with performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. The Company did not issue performance-based awards in 2018 or 2017.

The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

On October 1, 2018, the Compensation Committee of the Board of Directors approved a repricing (the “Repricing”) of 3,807,779 stock options (the “Options”) granted prior to September 1, 2018 pursuant to the 2013 Equity Incentive Plan and the 2012 Equity Incentive Plan to executive officers, employees and consultants of the Company. The Options had exercise prices between $0.75628 and $9.97 per share, which were reduced to $0.568 per share (the closing price of the Company’s common stock on The Nasdaq Capital Market on October 1, 2018). The number of shares, vesting schedules and expiration period of the Options were not altered. The impact to the Company’s financial statements in 2018 was immaterial.

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

Loss per Common Share

Loss per common share is calculated using the two-class method, which is an earnings allocation formula that determines loss per share for the holders of the Company’s common shares and participating securities. All series of preferred stock contain participation rights in any dividend paid by the Company and are deemed to be participating securities. Earnings available to common stockholders and participating convertible redeemable preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities include a contractual obligation to share in losses of the Company and are included in the calculation of net loss per share in the periods that have a net loss.

Diluted earnings per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares included in the computation of diluted loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, convertible redeemable preferred stock and the potential issuance of stock upon the conversion of the Company’s convertible notes. Common stock equivalent shares are excluded from the computation of diluted loss per share if their effect is antidilutive.

Warrant Accounting

As noted in Note 9, the Company classifies warrants to purchase shares of its common stock as a liability on its consolidated balance sheet if the warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. Each warrant of this type is initially recorded at fair value on date of grant using a Monte Carlo simulation or Black Scholes model and net of issuance costs, and is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrants are recognized as a component of other income (expense), net in the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.

In the first quarter of 2019 the Company reduced the exercise price of all but 508,714 warrants issued in connection with the 2016 private placement and all of the warrants issued in connection with the October 2018 underwritten public offering. Refer to Note 15, Subsequent Events for further details on the amendments.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this update provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. The guidance also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. For public business entities, the amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted, including adoption in any interim period, for public business entities for periods for which financial statements have not yet been issued. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification. This final rule amends certain disclosure requirements that are redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective for the Company for all filings made on or after November 5, 2018. The SEC staff clarified that the first presentation of the changes in shareholders’ equity may be included in the first Form 10-Q for the quarter that begins after the effective date of the amendments. The adoption of the final rule did not have a material impact on the Company’s consolidated financial statements. In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share- Based Payment Accounting. This update is to simplify the aspects of accounting for nonemployee share-based payment transactions for acquiring goods or services from nonemployees. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within that year. The Company has concluded that this guidance has no material impact on the Company’s consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides guidance on changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting. The guidance is effective prospectively for annual periods beginning after December 15, 2017, and for interim periods and annual periods thereafter. The Company has concluded that this guidance has a immaterial no impact on the presentation of its results of operations, financial position and disclosures.

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

	As of December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$15,542	$7,081
Restricted cash	137	137
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$15,679	$7,218

In February 2016, the FASB issued ASU No. 2016-02- Leases (Topic 842). This standard requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 will be effective for the Company in the first quarter of 2019, with early adoption permitted. The Company estimates that it will recognize approximately $8 million to $10 million of right-of-use assets and corresponding lease liabilities on the balance sheet upon adoption. However, the population of contracts subject to balance sheet recognition and their initial measurement remains under evaluation; and the final impact on the balance sheet will depend on the lease portfolio as the time of adoption. The Company does not expect that adoption will have a material impact on its results of operations or statement of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In the fourth quarter of 2017, the Company early adopted ASC 606 and this standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The Company had only one revenue arrangement as of the adoption date. Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Topic 606 provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for revenues, see Note 1, Summary of Significant Accounting Policies – Revenue Recognition

3.	LOSS PER COMMON SHARE

Basic and diluted loss per common share are calculated as follows:

	For the Year Ended
	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net loss	$(8,643)	$(26,414)
Net Loss attributable to Series A Preferred Stock (a)	(121)	(3,915)
Numerator for basic EPS - loss attributable to common stockholders	$(8,522)	$(22,499)
Effect of dilutive securities:
Deduct change in fair value of warrant liability	$(20,601)	$—
Numerator for diluted EPS - loss attributable to common stockholders after assumed conversions	$(29,123)	$(22,499)
Denominator:
Weighted-average number of common shares used in loss per share—basic	36,398,450	22,669,819
Effect of dilutive securities:
Nonparticipating warrants	691,747	—
Denominator for diluted EPS - adjusted weighted average shares	37,090,197	22,669,819
Loss per share—basic	$(0.23)	$(0.99)
Loss per share—diluted	$(0.79)	$(0.99)

(a)	The Series A Preferred Stock participates in income and losses

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	As of December 31,
	2018	2017
Unvested restricted stock and options to purchase common stock	3,339,471	2,158,348
Series A preferred stock unconverted	177,996	2,046,957
Warrants exercisable into common stock	—	13,633,070

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2018	2017
	(in thousands)
Insurance	686	72
Other current assets	172	122
Prepaid expenses and other current assets	$858	$194

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2018	2017
	(in thousands)
Office equipment	$266	$279
Laboratory equipment	4,561	4,565
Leasehold improvements	5,504	7,712
Construction in progress	—	990
Software	96	96
Total property and equipment	10,427	13,642
Less: accumulated depreciation	(10,286)	(10,919)
Property and equipment, net	$141	$2,723

Depreciation expense related to property and equipment amounted to $0.5 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively.

For year ended December 31, 2018 the company deemed the value of its property and equipment to be impaired based on the triggering event that occurred in December 2018. In connection with the impairment, the Company reduced the net book value of its property and equipment to an estimated fair value which was calculated based on the present value of expected future cash flows from these assets. As a result, the Company incurred a charge of $4.3 million that was recorded in the Statement of Operations.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2018	2017
	(in thousands)
Accrued compensation	$514	$1,671
Accrued audit fees	159	133
Accrued license fees	90	70
Accrued clinical expenses	86	199
Accrued other	151	632
Total accrued expenses	$1,000	$2,705

7.	COMMITMENTS AND CONTINGENCIES

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

Aggregate minimum annual lease commitments of the Company under its non-cancellable operating leases as of December 31, 2018, are as follows:

For the Year Ended December 31,
(in thousands)
2019	$1,845
2020	1,892
2021	1,941
2022	1,991
2023	1,728
Thereafter	1,460
Total minimum lease payments	$10,857

Rent expense under operating lease agreements amounted to $1.6 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.

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

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of December 31, 2018, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which has been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and
•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of December 31, 2018, the Company has paid an aggregate $0.8 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

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

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of December 31, 2018, the Company has paid an aggregate $1.0 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

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

Collagen Supply Agreement

In September 2015, the Company entered into an agreement with Collagen Solutions (UK) Limited (the “Supplier”) to purchase soluble collagen that meets specifications provided by the Company. The initial term of the agreement is three years and will automatically renew from year to year thereafter unless otherwise terminated with at least 180 days’ notice by either party. In February 2017, the Company entered into an amendment with the Supplier. Pursuant to the amendment, the Company agreed to pay the Supplier approximately $0.1 million in exchange for eliminating the minimum annual order of material and/or services and any other amounts due Supplier. The payment of $0.1 million will be made over the 18 months following the date of the amendment. As of December 31, 2018, the Company has paid all of the required payments totaling $0.1 million under the terms of the amendment.

8.	CAPITAL STOCK .

In October 2018, the Company closed a underwritten public offering of 26,155,000 shares of its common stock and warrants to purchase up to 19,616,250 shares of common stock, at a combined purchase price of $0.65 per share of common stock and accompanying warrant. The gross proceeds to Histogenics from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by the Company.  The warrants are exercisable immediately upon issuance at a price of $0.70 per share of common stock and have a term of five years commencing on the date of issuance.  The exercise price of the Warrants is subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s Common Stock. In the event of certain fundamental transactions of the Company, a warrant holder may demand redemption of its warrant for cash in accordance with a Black-Scholes option pricing model. A fundamental transaction is defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The Company determined the warrants are classified as a liability on the consolidated balance sheet because of the provision whereby in a fundamental transaction (as described above), the holder can elect to receive either the amount they are entitled to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $8.4 million

In March 2018, the Company entered into an equity distribution agreement (“the Equity Distribution Agreement”) with Canaccord Genuity Inc. (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $10.0 million (the “Shares”) through Canaccord, as sales agent. During the year ended December 31, 2018, the Company sold an aggregate of 6,633,903 shares of common stock and received $4.5 million after deducting commissions related to the Equity Distribution Agreement and other offering costs.

In January 2018, the Company closed a registered direct offering where the Company issued 2,691,494 shares of common stock at a price of $2.35 per share.  The underwriter option to purchase additional shares of 351,064 were fully exercised.  The total net proceeds of the offering were approximately $5.9 million after deducting underwriting discounts and commissions.

In September 2016, the Company closed the private placement contemplated by the securities purchase agreement (the “Purchase Agreement”), dated September 15, 2016, between the Company and certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As of December 31, 2018, there were 400.4910 shares of Series A Preferred Stock outstanding, which remain convertible into 177,996 shares of the Company’s common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock at an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

The warrants include a cashless-exercise feature that may be exercised solely in the event there is no effective registration statement, or no current prospectus available for, the resale of the shares of common stock underlying the warrants as of the six-month anniversary of the closing of the Private Placement. Upon a fundamental transaction, the holders of the warrant may require the Company to purchase any unexercised warrants in an amount equal to the Black-Scholes value of the option. A fundamental transaction is defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The warrants became exercisable following approval of the Private Placement by our stockholders in the fourth quarter of 2016 and expire five years after the date of such stockholder approval. The Company determined the warrants are classified as a liability on the consolidated balance sheet because they contain a provision whereby in a fundamental transaction (as described above), the holder can elect to receive either the amount they are entitled to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $30.7 million.

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

Common Stock -100,000,000 shares authorized

The holders of shares of common stock are entitled to one vote per share. The holders of shares of common stock are not entitled to receive dividends, unless declared by the Company’s board of directors out of legally available funds, if ever.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock:

	As of December 31,
	2018	2017
Options to purchase common stock	3,339,471	2,158,348
Common stock warrants	33,145,228	13,633,070
Total	36,484,699	15,791,418

Preferred Stock -30,000 shares authorized

Series A Convertible Preferred Stock

On September 29, 2016, the Company issued 24,158.8693 shares of newly-created Series A Convertible Preferred Stock, which were convertible into approximately 10,737,275 shares of common stock at an initial conversion price of $2.25. The Series A Preferred Stock has a par value of $0.01 and each share is convertible into 444.44 shares of common stock at the option of the holder. The holders of Series A Preferred Stock have no voting rights, share in both income and losses and are only entitled to dividends as declared on an as-converted basis. The Series A Preferred Stock contains no liquidation preferences or redemption rights and shares in the distribution of the Company on an as-converted basis with the common stock. The Series A Preferred Stock shall not be converted if, after giving effect to the conversion, the holder and its affiliated persons would own beneficially more than 4.99% of our common stock (subject to adjustment up to 9.99% solely at the holder’s discretion upon 61 days’ prior notice to us or, solely as to a holder, if such limitation is waived by such holder upon execution of the private placement agreement). As of December 31, 2018, there were 400.4910 shares of Series A Preferred Stock outstanding, which remain convertible into 177,996 shares of the Company’s common stock.

9.	WARRANTS

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
October 2018	Liability	19,616,250	$0.70	October 2028
September 2016	Liability	13,466,667	2.25	November 2022
March 2015	Equity	3,699	9.75	March 2025
July 2014	Equity	6,566	7.99	July 2024
July 2012	Equity	52,046	0.01	July 2022

In the first quarter of 2019 the Company reduced the exercise price for all but 508,714 of the warrants issued in September 2016 and all of the warrants issued in October 2018. Refer to Note 15, Subsequent Events for further details on the amendments.

10.	EQUIPMENT LOAN PAYABLE

As of December 31, 2018 and 2017, the Company had the following outstanding borrowing obligations:

	December 31,	December 31,
	2018	2017
	(in thousands)
Silicon Valley Bank Equipment Loan Payable	$—	$178
Less: current portion	—	(178)
Long-term debt, net	$—	$—

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

The equipment line of credit includes customary operating but non-financial covenants, including limitations on the Company’s ability to incur additional indebtedness, issue dividends, sell assets, engage in any business other than its current business, merge or consolidate with other entities, create liens on our assets, make investments, repurchase stock in certain instances, enter into transactions with affiliates, make payments on subordinated indebtedness and transfer or encumber any collateral securing the debt.  The loan matured and was fully repaid in 2018.

11.	STOCK-BASED COMPENSATION

Restricted Stock Awards and Stock Options

The Company adopted the 2012 Equity Incentive Plan, as amended (“2012 Plan”) in July 2012 pursuant to which 609,389 shares of common stock were authorized for issuance to employees, officers, directors, consultants and advisors of the Company as of December 31, 2014. Upon the closing of the IPO on December 3, 2014, no further grants were made under the 2012 Plan as the 2013 Equity Incentive Plan (“2013 Plan”) replaced the 2012 Plan on this date. The 2012 Plan provided for the grant of incentive stock options, non-statutory stock options, rights to purchase restricted stock, stock appreciation rights, phantom stock awards and stock units. In connection with the issuance of restricted common stock, the Company maintains a repurchase right and shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2012 Plan is ten years.

In determining the exercise prices for options granted, the board of directors considered the fair value of the common stock as of the measurement date. The fair value of the common stock was determined by the board of directors based on a variety of different factors, including valuations prepared by third party valuation specialists, the Company’s financial position, the status of development efforts within the Company, the composition and ability of the current scientific and management teams, the current climate in the marketplace, the illiquid nature of the Company’s common stock, any arm’s length sale of the Company’s preferred stock, the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event, among others.

2013 Equity Incentive Plan

The Company’s board of directors adopted the 2013 Plan in November 2013 which the stockholders approved in October 2014. The 2013 Plan provides for the grant of incentive stock options, non-statutory stock options, rights to purchase restricted stock, stock appreciation rights and stock units. In connection with the issuance of restricted common stock, the Company maintains a repurchase right and shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2013 Plan is ten years. In June 2016, the Company’s stockholders approved an amendment to the EIP to increase the number of shares of common stock available for issuance under the 2013 Plan by 300,000 shares and increase the number of shares of common stock automatically added to the 2013 Plan on January 1 of each year during the term of the 2013 Plan, starting with January 1, 2017 (the “EIP Amendment”). Following adoption of the EIP Amendment, the number of shares of common stock available for issuance under the 2013 Plan is subject to an automatic annual increase on the first day of the Company’s calendar year beginning in 2017 equal to the lesser of (a) 4.0% of the total number of shares of common stock outstanding on December 31 of the prior year or, (b) the number determined by the Company’s Board of Directors. Accordingly, the number of shares of common stock available for issuance under the EIP was increased by 825,904 shares on January 1, 2017 and an additional 982,841 shares on January 1, 2018. To the extent any awards under the 2013 Plan are forfeited, terminate, expire, lapse without the issuance of shares, or if the Company repurchases shares subject to awards under the 2013 Plan, those shares will again become available for issuance under the 2013 Plan.

2013 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP”) in November 2013 which the stockholders approved in October 2014. The 2013 ESPP became effective upon the closing of the IPO on December 3, 2014. The Company’s 2013 ESPP qualifies under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”). Under the 2013 ESPP, 103,665 shares of the Company’s common stock are authorized for issuance to eligible employees. The number of shares reserved for issuance under the 2013 ESPP is automatically increased on the first business day of each of the Company’s fiscal years, commencing in 2015, by a number equal to the lowest of (a) 51,832 shares of common stock,(b) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (c) the number of shares determined by the Company’s Board of Directors. Accordingly, the number of authorized shares of the Company’s common stock authorized for issuance to eligible employees under the 2013 ESPP was increased by 206,476 shares on January 1, 2017 and an additional 51,832 shares on January 1, 2018. The number of shares reserved under the 2013 ESPP will automatically be adjusted in the event of a stock split, stock dividend or a reverse stock split (including an adjustment to the per-purchase period share limit). The Company’s 2013 ESPP permits each eligible employee to purchase common stock through payroll deductions. There was no activity under the Plan in 2018 and 2017.

Stock option activity under the 2012 and 2013 plans is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,158,348	$4.40	8.1	$436
Granted	4,311,090	1.21
Exercised	(919)	2.56
Cancelled	(3,129,048)	3.60
Outstanding at December 31, 2018	3,339,471	$1.03	8.1	$-
Vested and expected to vest at December 31, 2018	3,314,542	$1.03	8.1	$-
Exercisable at December 31, 2018	1,603,725	$1.37	7.1	$-

As of December 31, 2018 and 2017, the unrecognized compensation cost related to outstanding options was $2.3 million and $1.4. million, respectively, and is expected to be recognized as expense over approximately 2.50 years and 1.70 years, respectively. The intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $0 and $8 thousand, respectively.

As of December 31, 2018, the weighted average grant date fair value of vested options was $0.76 and the weighted average grant date fair value of options outstanding was $0.52.

Additional information about the Company’s stock option activity is as follows:

	Year Ended December 31,
	2018	2017
Weighted-average grant date fair value per share of employee option grants within the year	$0.59	$1.02
Cash received upon exercise of options	2	6

As of December 31, 2016, the unrecognized compensation cost related to restricted stock awards was $1 thousand which was recognized as expense during the year ended December 31, 2017.

Stock-Based Compensation Expense

The Company granted stock options to employees for the years ended December 31, 2018 and 2017. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the fair value of the award. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

For all periods from inception to date, stock-based compensation for all options granted and restricted stock awards are classified as research and development expense and general and administrative expense. Stock compensation expense amounted to approximately $1.6 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively.

Stock-based compensation is as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Research and development	$488	$411
General and administrative	1,137	1,162
Total stock-based compensation expense	$1,625	$1,573

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.84%	2.03%
Expected volatility	84.4%	62.9%
Expected term (in years)	5.31	6.08
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.57%	1.29%
Expected volatility	88.3%	62.3%
Expected term (in years)	6.08	6.08
Expected dividend yield	0.0%	0.0%

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

Expected Term. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, through December 31, 2018 it determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Expected Dividend Yield. The expected dividend yield assumption is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.

On October 1, 2018, the Compensation Committee of the Board of Directors approved a repricing (the “Repricing”) of 3,807,779 stock options (the “Options”) granted prior to September 1, 2018 pursuant to our 2013 Equity Incentive Plan and our 2012 Equity Incentive Plan to executive officers, employees and consultants of the Company. The Options had exercise prices between $0.75628 and $9.97 per share, which were reduced to $0.568 per share (the closing price of the Company’s common stock on The Nasdaq Capital Market on October 1, 2018). The number of shares, vesting schedules and expiration period of the Options were not altered. The impact to the Company’s financial statements in 2018 was immaterial.

12.	INCOME TAXES

For the years ended December 31, 2018 and 2017, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

The components of loss before income taxes were as follows:

	As of December 31,
	2018	2017
	(in thousands)
U.S.	$(8,503)	$(26,275)
Foreign	(140)	(140)
Total	$(8,643)	$(26,415)

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	As of December 31,
	2018	2017
Federal income tax (benefit) at statutory rate	21.1%	33.7%
(Increase) decrease income tax benefit resulting from:
State income tax benefit, net of federal benefit	22.5%	0.0%
Permanent differences	54.4%	(2.6)%
Net Operating Loss Limitation	0.0%	0.0%
Federal Tax Rate change	0%	(47.2)%
R&D Credit Limitation	0.9%	0.0%
Change in valuation allowance	(98.5)%	14.6%
Other	-0.4%	1.5%
Income tax expense (benefit)	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following:

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,941	$18,540
Depreciation and amortization	4,878	4,121
Accrued expenses	141	1,484
Capitalized start-up costs	9,143	7,942
R&D credits	312	243
Other	1,155	808
Deferred tax assets before valuation allowance	40,570	33,138
Valuation allowance	(40,570)	(33,138)
	—	—
Deferred tax liabilities
IPR&D	—	—
Change in accounting method	—	—

Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2018 and 2017, based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018 and 2017. The valuation allowance decreased by $7.4 million during the year ended December 31, 2018, due primarily to net operating losses generated and capitalized expenses.  The valuation allowance decreased $1.0 million during the year ended December 31, 2017, due primarily to net operating losses generated, net of the impact of a federal tax rate change of $11.5 million. In addition, the reduction in net operating losses were related to Section 382 limits as a result in a change in ownership.

As of December 31, 2018 and 2017, the Company had U.S. federal NOL carryforwards of $67 million and $43.9 million respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2018 and 2017, the Company also had U.S. state NOL carryforwards of $66.9 million and $43.6 million respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. At December 31, 2018 and 2017, the Company also had $26.2 and $26.1 respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.  Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and Section 383 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The results of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Code. The Company has not recorded NOLs that, as a result of these restrictions, from the 2016 ownership change, will expire unused. Accordingly, the Company has recorded NOL carryforwards net of these limitations, which are approximately $52.9 million.

TAX REFORM

On December 22, 2017the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 34% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The tax rate change resulted in (i) a reduction in the gross amount of the Company’s deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of its deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a corresponding change in the valuation allowance for the year ended December 31, 2017. As a result, there was no impact to the Company’s consolidated statements of operations and comprehensive loss as a result of the reduction in tax rates. The other provisions of the TCJA did not have a material impact on the Company’s consolidated financial statements. The Company’s final determination of the TCJA impact and the remeasurement of its deferred assets and liabilities was completed prior to the deadline of one year from the enactment of the TCJA.  For the year ended December 31, 2018, there were no material changes to the analysis originally performed as of December 31, 2017.

The changes in the Company’s unrecognized tax benefits are summarized as follows:

	As of December 31,
	2018	2017
	(in thousands)
Unrecognized tax benefit, beginning of year	$303	$562
Increase (decrease) related to current year positions	—	(123)
Federal rate revision	—	(136)
Unrecognized tax benefit, end of year	$303	$303

As of December 31, 2018 and 2017, the total amount of unrecognized tax benefits was $0.3 million and $0.3 million, respectively which, if recognized, would favorably affect the effective income tax rate in future periods. Note that liabilities for unrecognized tax benefits have been recorded to the extent that they do not exceed the Company’s available losses that are not limited as a result of ownership changes that have occurred under Section 382 of the Code. Reductions to unrecognized tax benefits for limitations on the utilization of net operating losses due to ownership changes occurring during the year has been reflected in the table as reductions based on tax positions related to the current year. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. No accrued interest and penalties related to the Company’s unrecognized tax benefits has been accrued as of December 31, 2018 and 2017. The Company believes that it is reasonably possible that none of its unrecognized tax benefits, may be recognized at the end of 2018. The Company or one of its subsidiaries files income tax returns in the United States and various states and Israel. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2001 through present. Carryforward attributes that were generated in earlier periods remain subject to examination to the extent the year in which they were used or will be used remains open for examination. The tax years which remain subject to examination by tax authorities in Israel, as of December 31, 2018, include years 2014 through the present.

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

The amounts that have been paid to Purpose, Co. under this agreement were $0.1 and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

Board of Director Affiliates

Affiliates of certain members of the Company’s Board of Directors participated in the Private Placement as described in Note 8.

15.	SUBSEQUENT EVENTS

Restructuring – Effective January 23, 2019, the Board of Directors of the Company approved a restructuring plan involving reductions in headcount as part of a plan to reduce operating costs following the Company’s decision to discontinue the development of NeoCart. The positions eliminated together represent approximately 65% of the Company’s workforce, including the Company’s Chief Medical Officer and Chief Business Officer. The Company expects to substantially complete the initial restructuring efforts and record a one-time charge for severance and related expenses of approximately $1.4 million in the first quarter of 2019.

Additional Restructuring – On March 14, 2019, the Board of Directors approved a further restructuring of the Company that terminated all but one of the remaining employees.  The effective date of the restructuring is March 22, 2019. In connection with this additional restructuring, the Company intends to engage, Mr. Adam Gridley, its Chief Executive Officer, Mr. Stephen Kennedy, its Chief Operating Officer, along with up to four additional employees as consultants to assist with the continuing evaluation of strategic alternatives.  The Company expects to substantially complete the second restructuring and record an additional one-time charge for severance and related expenses of approximately $2.2 million also in the first quarter of 2019.

Warrant Amendments – In the first quarter of 2019, The Company and certain holders of the warrants issued in 2016 (the “Participating 2016 Holders”) entered into a Warrant Amendment and Exercise Agreement (the “2016 Exercise Agreement”) pursuant to which the Company agreed to reduce the exercise price of the warrants held by such Participating 2016 Holders from $2.25 to $0.01 per share (the “2016 Reduced Exercise Price”) in consideration for the exercise of the warrants held by such Participating 2016 Holders in full at the 2016 Reduced Exercise Price for cash. In connection with the exercise of the warrants by the Participating 2016 Holders, the Company received aggregate gross proceeds of approximately $0.1 million. After the full exercise of the warrants held by the Participating 2016 Holders, warrants issued in 2016 to purchase approximately 508,714 shares of the Company’s Common Stock are outstanding.

Also in the first quarter of 2019, the Company reduced the exercise price of the warrants issued in 2018 from $0.70 to $0.01 per share (the “2018 Reduced Exercise Price”) and all of the holders of these warrants (the “Participating 2018 Holders”) entered into a Warrant Exercise Agreement (the “2018 Exercise Agreement”) pursuant to which in consideration for the 2018 Reduced Exercise Price, the Participating 2018 Holders agreed to exercise the warrants held by such Participating 2018 Holders in full at the 2018 Reduced Exercise Price for cash. In connection with the exercise of the warrants by the Participating 2018 Holders, the Company received aggregate gross proceeds of approximately $0.2 million.