Form 10-Q
period 2019-03-31
HISTOGENICS CORP
filed 2019-05-15
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	HSGX	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of May 13, 2019, there were 94,599,601 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “Histogenics,” “Company,” “registrant,” “we,” “us,” and “our” mean Histogenics Corporation and its subsidiaries unless the context indicates otherwise. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•

our ability to satisfy the required conditions and otherwise complete our planned merger (the “Merger”), with Ocugen, Inc. (“Ocugen”), pursuant to the Agreement and Plan of Merger and Reorganization, dated April 5, 2019 (the “Merger Agreement”), by and among the Company, Restore Merger Sub, Inc., a wholly-owned subsidiary of the Company, and Ocugen, on a timely basis or at all;

•

the expected benefits and potential value created by the proposed Merger for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the proposed Merger if it is completed;

•	our ability to maintain our operations and obtain additional funding for our operations, if necessary, until the consummation of the proposed Merger;

•	our ability to establish and maintain development and commercialization partnerships;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;

•	our ability to retain key personnel and consultants;

•	regulatory developments in the United States and foreign countries; and

•

our estimates regarding the sufficiency of our cash resources, expenses, including those related to the consummation of the proposed Merger, capital requirements and needs for additional financing, and our ability to obtain additional financing and to continue as a going concern if the Merger is not completed.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2019. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We specifically disclaim any obligation to update these forward-looking statements in the future, except as required by law.

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

HISTOGENICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,376	$15,542
Prepaid expenses and other current assets	764	858

Total current assets	8,140	16,400
Property and equipment, net	135	141
Other assets, long-term	6,426	750
Restricted cash	137	137

Total assets	$14,838	$17,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,100	$1,590
Accrued expenses	99	1,000
Accrued lease liability – current portion	1,118	—
Current portion of deferred rent	—	45
Current portion of deferred lease incentive	—	238

Total current liabilities:	2,317	2,873
Accrued expenses due to Intrexon Corporation	1,125	1,125
Accrued lease liability – long-term	6,918	—
Deferred revenue	10,000	10,000
Deferred rent, net of current portion	—	351
Deferred lease incentive, net of current portion	—	1,025
Warrant liability	10	2,512

Total liabilities	20,370	17,886

Commitments and contingencies (Note 5)

Convertible preferred stock and stockholders’ deficit:

Convertible preferred stock, $0.01 par value; 30,000 shares authorized, 400 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 94,599,601 and 62,025,398 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	839	513
Additional paid-in capital	219,874	215,859
Accumulated deficit	(226,245)	(216,830)

Total stockholders’ deficit	(5,532)	(458)

Total liabilities and stockholders’ deficit	$14,838	$17,428

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—
Operating expenses:
Research and development	1,583	3,286
General and administrative	2,929	2,807
Restructuring	2,789	—
Loss on asset impairment	750	—

Total operating expenses	8,051	6,093

Loss from operations	(8,051)	(6,093)
Other income (expense):
Interest income, net	48	37
Other expense, net	(5)	(24)
Change in fair value of warrant liability	(1,407)	(8,753)

Total other income (expense), net	(1,364)	(8,740)

Net loss	$(9,415)	$(14,833)

Comprehensive loss	$(9,415)	$(14,833)

Net loss attributable to common stockholders—basic and diluted	$(9,394)	$(14,370)

Net loss per common share—basic and diluted	$(0.12)	$(0.52)

Weighted-average shares used to compute net loss per common share—basic and diluted	80,484,113	27,670,118

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share and per share amounts)

	Series A Convertible Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	400	$—	62,025,398	$513	$215,859	$(216,830)	$(458)
Stock-based compensation expense	—	—	—	—	107	—	107
Exercise of warrants	—	—	32,574,203	326	3,908	—	4,234
Net loss	—	—	—	—	—	(9,415)	(9,415)

Balance at March 31, 2019	400	$—	94,599,601	$839	$219,874	$(226,245)	(5,532)

Balance at December 31, 2017	4,605	$—	24,571,029	$159	$196,760	$(208,187)	$(11,268)
Stock-based compensation expense	—	—	—	—	403	—	403
Exercise of common stock options	—	—	919	—	2	—	2
Issuance of common stock – net	—	—	2,691,494	27	5,842	—	5,869
Fees related to issuance of common stock	—	—	—	—	(243)	—	(243)
Conversion of convertible preferred stock	(3,204)	—	1,423,970	—	—	—	—
Net loss	—	—	—	—	—	(14,833)	(14,833)

Balance at March 31, 2018	1,401	$—	28,687,412	$186	$202,764	$(223,020)	$(20,070)

See accompanying notes to unaudited consolidated financial statements

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,415)	$(14,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6	172
Loss on asset impairment	750	—
Deferred rent and lease incentive	—	853
Stock-based compensation	107	403
Change in fair value of warrant liability	1,407	8,753
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	94	(664)
Other assets and accrued lease obligations, net	(49)	(375)
Accounts payable	(491)	586
Accrued expenses	(901)	(1,609)
Deferred revenue	—	10,000

Net cash provided by (used in) operating activities	(8,492)	3,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,255)
Proceeds from maturities of marketable securities	—	900

Net cash used in investing activities	—	(355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on equipment term loan	—	(133)
Net proceeds from issuance of common stock	—	5,732
Expenses incurred for at-the-market sales agreement of common stock	—	(106)
Proceeds from exercise of warrants	326	—
Proceeds from exercise of stock options	—	2

Net cash provided by financing activities	326	5,495

Net increase (decrease) in cash and cash equivalents and restricted cash	(8,166)	8,426
Cash and cash equivalents and restricted cash—Beginning of period	15,679	7,218

Cash and cash equivalents and restricted cash—End of period	$7,513	$15,644

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$7,376	$15,507
Restricted cash	137	137

Total cash, cash equivalents, and restricted cash at the end of period	$7,513	$15,644

Supplemental cash flow disclosures from investing and financing activities:
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$6,635	$—
Purchases of property and equipment in accounts payable and accrued expenses	$—	$905
Public offering costs in accounts payable	$—	$106

See accompanying notes to unaudited consolidated financial statements

HISTOGENICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. NATURE OF BUSINESS

Organization

Histogenics Corporation (the “Company”) was incorporated under the laws of the Commonwealth of Massachusetts on June 28, 2000 and has its principal operations in Waltham, Massachusetts. In 2006, the Company’s board of directors approved a corporate reorganization pursuant to which the Company incorporated as a Delaware corporation. The Company historically focused on the development of restorative cell therapies (“RCTs”). RCTs refer to a new class of products that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. The Company’s lead product, NeoCart®, is an innovative cell therapy designed to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. In the third quarter of 2018, the Company announced that its Phase 3 clinical trial of NeoCart did not meet the primary endpoint in the Phase 3 clinical trial. Histogenics subsequently initiated a dialogue with the United States Food and Drug Administration (“FDA”) to discuss the regulatory path forward for NeoCart with a goal of determining whether the FDA would accept a submission of a Biologics License Application (“BLA”) for NeoCart without data from an additional Phase 3 clinical trial. In December 2018, the Company received final feedback from the FDA indicating the need for an additional Phase 3 clinical trial prior to the FDA’s acceptance of a NeoCart BLA submission. However, considering the time and funding required to conduct such a trial, the Company discontinued the development of NeoCart and is not planning to submit a BLA.

In connection with the decision to discontinue the development of NeoCart, the Company’s board of directors engaged a financial advisory firm to help explore its available strategic alternatives, including possible mergers and business combinations, a sale of part or all of its assets, and collaboration and licensing arrangements. On April 8, 2019, the Company and Ocugen, Inc. (“Ocugen”) announced entering into the Merger Agreement. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders and Ocugen’s stockholders, a wholly-owned subsidiary of the Company will be merged with and into Ocugen, with Ocugen surviving the Merger as a wholly-owned subsidiary of the Company.

The proposed Merger is structured as a stock-for-stock transaction whereby all of Ocugen’s outstanding shares of common stock and securities convertible into or exercisable for Ocugen’s common stock will be converted into the right to receive the Company’s common stock and securities convertible into or exercisable for the Company’s common stock. Under the exchange ratio formula in the Merger Agreement, the former Ocugen equity holders immediately before the Merger are expected to own approximately 90% of the outstanding capital stock of Histogenics, and the stockholders of Histogenics immediately before the Merger are expected to own approximately 10% of the outstanding capital stock of Histogenics subject to certain adjustments as described in the Merger Agreement. These adjustments include additional potential ownership based on Histogenics’ cash at the closing of the Merger (the “Closing”) after taking into account, among other things as set forth in the Merger Agreement, any Ocugen convertible notes that are not converted into equity at the Closing and proceeds from any Divestiture Transactions (as defined in the Merger Agreement), and may result in up to an additional 5% of the outstanding capital stock of Histogenics. The exchange ratio formula includes Ocugen’s outstanding stock options and warrants and Histogenics’ outstanding stock options, warrants and Series A Convertible Preferred Stock.

At the effective time of the Merger (the “Effective Time”), the Company’s board of directors is expected to consist solely of members designated by Ocugen. Following the Closing, Shankar Musunuri is expected to serve as Histogenics’ Chairman of the Board and Chief Executive Officer and Susan L. Drexler is expected to serve as the Company’s Interim Chief Financial Officer. Also at the Effective Time, the Company will effect a name change to “Ocugen, Inc.” and it is anticipated that trading for Ocugen’s securities will be listed on The Nasdaq Capital Market under the symbol “OCGN.”

The Merger Agreement contains customary representations, warranties and covenants made by the Company and Ocugen, including covenants relating to obtaining the requisite approvals of the stockholders of the Company and Ocugen, indemnification of directors and officers, and the Company’s and Ocugen’s conduct of their respective businesses between the date of signing of the Merger Agreement and the Closing.

In connection with the Merger, the Company will prepare and file with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 that will contain a prospectus and a proxy statement, and will seek the approval of the Company’s stockholders with respect to certain actions, including the following (collectively, the “Histogenics Stockholder Matters”):

•	the Merger Agreement, including the issuance of shares of Histogenics common stock to the Ocugen’s stockholders in connection with the transactions contemplated by the Merger Agreement;

•

the amendment of Histogenics’ restated certificate of incorporation to effect a reverse split of all outstanding shares of the Company’s common stock at a reverse stock split ratio as mutually agreed to by Histogenics and Ocugen; and

•	the change of control of the Company resulting from the Merger pursuant to pertinent Nasdaq rules.

The Closing is subject to satisfaction or waiver of certain conditions including, among other things, (i) the required approvals by the parties’ stockholders, (ii) the accuracy of the representations and warranties, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) no law or order preventing the Merger and related transactions, and (v) the listing of the Shares on The Nasdaq Capital Market.

The Merger Agreement contains certain termination rights for both Histogenics and Ocugen, and further provides that, upon termination of the Merger Agreement under specified circumstances, Histogenics may be required to pay to Ocugen a termination fee of $0.6 million or Ocugen may be required to pay to Histogenics a termination fee of $0.7 million, and in other circumstances each party may be required to reimburse the other party’s expenses incurred, up to a maximum of $0.3 million.

In connection with the execution of the Merger Agreement, the executive officers and directors of the Company entered into voting agreements with Ocugen and Histogenics relating to the Merger covering less than one percent of the outstanding capital stock of Histogenics, as of date of the Merger Agreement (the “Histogenics Voting Agreements”). The Histogenics Voting Agreements provide, among other things, that the stockholders who are parties to the Histogenics Voting Agreements will vote all of the shares held by them in favor of Histogenics Stockholder Matters and against any competing acquisition proposals. The Histogenics Voting Agreements also place certain restrictions on the transfer of the shares of Histogenics held by the respective signatories thereto.

In connection with the execution of the Merger Agreement, certain officers, directors, stockholders and noteholders of Ocugen entered into voting agreements with Histogenics and Ocugen covering approximately 68% of the outstanding capital stock of Ocugen as of date of the Merger Agreement (the “Ocugen Voting Agreements”). The Ocugen Voting Agreements provide, among other things, that the officers, stockholders and investors party to the Ocugen Voting Agreements will vote all of the shares of Ocugen held by them in favor of the adoption of the Merger Agreement, the approval of the Merger and the other transactions contemplated by the Merger Agreement and against any competing acquisition proposals. The Ocugen Voting Agreements also place certain restrictions on the transfer of the shares of Ocugen held by the respective signatories thereto.

Concurrently with the execution of the Merger Agreement, the officers and directors of Histogenics and the officers, directors and certain stockholders of Ocugen entered into lock-up agreements), pursuant to which they accepted certain restrictions on transfers of any shares of Histogenics’ common stock for the 180-day period following the Effective Time.

Although the Company has entered into the Merger Agreement and intends to consummate the proposed Merger, there is no assurance that it will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the proposed Merger is not completed, Histogenics will reconsider its strategic alternatives and could pursue one or more of the following courses of action:

•

Pursue potential collaborative, partnering or other strategic arrangements for our NeoCart assets, including a sale or other divestiture. Although Histogenics has discontinued further development of the NeoCart program and does not currently have any plans to resume the development of NeoCart, the Company continues to seek potential collaborative, partnering or other strategic arrangements for the NeoCart assets, including a sale or other divestiture of such assets.

•

Pursue another strategic transaction like the proposed Merger. The Company’s board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Merger.

•

Dissolve and liquidate the Company’s assets. If, for any reason, the proposed Merger is not consummated and the Company is unable to identify and complete an alternative strategic transaction like the Merger or potential collaborative, partnering or other strategic arrangements for the NeoCart assets, the Company may be required to dissolve and liquidate its assets. In such case, Histogenics would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to stockholders after paying debts and other obligations and setting aside funds for reserves.

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

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at March 31, 2019 of $226.2 million. The Company has financed operations to date primarily through public and private placements of equity securities, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company believes that its existing cash, cash equivalents and marketable securities will only be sufficient to fund its projected cash needs into the middle of 2019. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and its ability to complete the proposed merger with Ocugen. If Histogenics needs to raise additional capital to complete the merger, the Company would need to raise additional capital through debt or equity financing or other strategic transactions. However, any such financing may not be on favorable terms or available to the Company. The failure of the Company to obtain sufficient funds on commercially acceptable terms when needed will have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

Basis of Accounting

The consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2019.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the three months ended March 31, 2019, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

Recently Adopted Accounting Standards - Leases

The Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842) on January 1, 2019, using the alternative modified transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with no restatement of prior periods not restated. There was no cumulative-effect adjustment recorded on January 1, 2019. Please see Note 5 – Commitments and Contingencies for a description of the Company’s Leases and related impact on the financial statements.

The Company elected the following practical expedients when assessing the transition impact of the new standard from both the lessee and lessor perspective and did not: (i) reassess whether any expired or existing contracts as of January 1, 2019, are or contain leases; (ii) reassess the lease classification for any expired or existing leases as of January 1, 2019; (iii) reassess initial direct costs for any existing leases as of January 1, 2019; and (iv) reassess whether land easements meet the definition of a lease. The primary impact was the balance sheet recognition of right-of-use (“ROU”) assets which is included in Other assets and lease liabilities for operating leases as a lessee.

Fair Value Measurements

The carrying amounts reported in the Company’s consolidated financial statements for cash and cash equivalents, accounts payable, and accrued liabilities approximate their respective fair values because of the short-term nature of these accounts.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. At March 31, 2019, the only assets or liabilities classified as Level 3 were the outstanding warrants issued in connection with the private placement transaction which closed on September 29, 2016. At December 31, 2018 the Company’s only assets or liabilities classified as level 3 were the warrants issued in connection with the September 2016 private placement and the October 2018 underwritten public offering. Transfers are calculated using values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2019 and the twelve months ended December 31, 2018.

The fair value of the warrants issued in connection with the September 2016 private placement was determined using a Monte Carlo simulation model. This model incorporated several assumptions at each valuation date including: the price of the Company’s common stock on the date of valuation, the historical volatility of the price of the Company’s common stock, the remaining contractual term of the warrant and estimates of the probability of a fundamental transaction occurring. The fair value of the warrants issued in connection with the October 2018 underwritten public offering was determined using the Black Scholes model. See Note 6, Capital Stock, for further discussion of the private placement and underwritten public offering.

The Company’s financial instruments as of March 31, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents and warrant liability. As of March 31, 2019, and December 31, 2018, the Company’s financial assets recognized at fair value consisted of the following:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
March 31, 2019
Assets:
Cash Equivalents
Money market funds	$4,747	$4,747	$—	$—

Liabilities:
Warrant liability	$10	$—	$—	$10

December 31, 2018
Assets:
Cash Equivalents
Money market funds	$9,711	$9,711	$—	$—

Liabilities:
Warrant liability	$2,512	$—	$—	$2,512

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

March 31, 2019
(in thousands)
Beginning balance, December 31, 2018	$2,512
Exercise of warrants	(1,095)
Change in fair value of warrant liability	(1,407)

Ending balance	$10

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in money market accounts. In addition, the Company has recorded restricted cash of $0.1 million as of March 31, 2019 and December 31, 2018. Restricted cash consists of a security deposit related to a lease obligation.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company currently generates revenue primarily through collaborative research, development and commercialization agreements. The terms of these agreements may contain multiple promises which may include: (i) licenses to the Company’s technology; (ii) services related to the transfer and update of know-how; and (iii) manufacturing supply services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront license fees; milestone payments; royalties on future product sales; and fees for manufacturing supply services. None of the Company’s contracts as of March 31, 2019 contained a significant financing component.

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

Collaboration Revenue

While no revenue has been recognized as of March 31, 2018, the Company has collaboration and license agreements with strategic partners for the development and commercialization of product candidates. The collaboration and license agreements are within the scope of Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers.

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

License and Collaboration Arrangements

MEDINET Co., Ltd.

In December 2017, the Company entered into a License and Commercialization Agreement (the “License Agreement”) with MEDINET Co., Ltd. (“MEDINET”) to grant MEDINET a license under certain patents, patent applications, know-how, and technology to develop and commercialize certain therapeutic products to replace or repair damaged, worn, or defective cartilage in humans and non-human animals.

In exchange for the license, MEDINET agreed to pay the Company an upfront cash payment of $10.0 million which the Company received in January 2018. As of March 31, 2019, the contract with MEDINET was wholly unperformed and all revenue under the License Agreement has been deferred and has not been recognized. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.0 million. Because the License Agreement was not terminated as of March 31, 2019, the authoritative accounting literature requires that the $10.0 million of deferred revenue remain a liability on the Company’s balance sheet. The Company anticipates that MEDINET will terminate the License Agreement in 2019 resulting in the recognition of the $10 million of deferred revenue in the period of termination.

MEDINET also agreed to pay the Company tiered royalties, at percentages ranging from the low single digits to low double digits, of net sales of MEDINET products governed by the License Agreement. Over the life of the License Agreement, the Company is eligible to receive up to ¥330 million ($2.9 million as of March 31, 2019) in development milestone payments, $1.0 million and ¥720 million ($7.4 million as of March 31, 2019) in regulatory payments and up to an aggregate of ¥7,300 million ($64.1 million as of March 31, 2019) for the achievement of certain commercial milestones related to the sales of MEDINET products governed by the License Agreement.

As a condition of the License Agreement, the Company agreed to supply NeoCart for MEDINET’s planned Phase 3 clinical trial in Japan. The Company assessed its promised goods and services under the License Agreement to determine if they are distinct. Due to the unique nature of the clinical manufacturing services to be provided by the Company, there are currently no other third-party vendors from which MEDINET can obtain such supply. The Company expected to be the only vendor capable of providing the manufacturing services for a period of at least one to two years, which is approximately the estimated length of time for the Japanese clinical trial period. After this point, if the Company were to transfer to a third-party its technology and know-how related to the manufacturing services, the third-party vendor would be capable of providing the commercial manufacturing services, and therefore MEDINET would be able to choose whether to utilize the Company for such services or another vendor. The Company determined that MEDINET’s option to obtain commercial manufacturing services does not represent a material right, as the fees charged to MEDINET by the Company are expected to approximate the fair market value for manufacturing services. As noted, with the assistance of the Company, third-party vendors could have the capability to perform commercial manufacturing services by this time, and the Company expects the contract value to approximate the market price. Due to MEDINET’s limitations in obtaining the clinical manufacturing services from a third-party, as well as MEDINET’s limited ability to obtain the benefits of the licensed intellectual property without the clinical manufacturing services, the licensed intellectual property and clinical manufacturing services are determined to be a combined performance obligation. Based on this assessment, the Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation.

Based on the assessment of the combined performance obligation, the Company determined that the predominant promise in the arrangement is the transfer of the license and associated manufacturing know-how expected to occur over the length of the clinical trial. The Company determined that MEDINET will be simultaneously receiving and consuming the benefits of the Company’s performance related to the supply of the clinical trial. Therefore, the revenue associated with the combined performance obligation will be recognized over time.

In determining the correct measure of progress to use when recognizing revenue over time, the Company assessed whether an input- or output- based measure of progress would be appropriate. The Company determined that an output-based measure of progress would be appropriate to use when recognizing revenue associated with the combined performance obligation and intended to recognize revenue under the License Agreement as the clinical manufacturing services were performed.

Revenue was to be recognized using the output method over the length of the clinical trial enrollment, as the clinical manufacturing services were delivered, over the estimated service period. Upon the conclusion of the clinical manufacturing period, the Company would have expected other third-party vendors to have the capabilities to provide similar services. At this point, the license would effectively become a distinct performance obligation, with no remaining undelivered obligations. Therefore, the Company determined that the up-front payment associated with the licensed intellectual property should be fully recognized by the conclusion of the clinical manufacturing service period.

At contract inception, the Company determined that the $10.0 million non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones represent variable consideration and were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensees’ efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company also determined that consideration associated with the clinical trials, which are payable by MEDINET on per-patient basis represent variable consideration, will be included in the transaction price upon occurrence, or once the associated clinical manufacturing service(s) for the patient are concluded.

The Company incurred cost of $0.9 million related to the License Agreement with MEDINET. $0.8 million was recorded as an asset that was to be expensed proportionally over the performance service period. However, given the Company’s decision to discontinue the development of NeoCart and terminate its manufacturing operations, the Company concluded that the asset was impaired and a decision was made to write down the value of this asset to $0 in the first quarter of 2019. This impairment resulted in a charge to the income statement of $0.8 million.

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

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the three months ended March 31, 2019. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

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

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the three months ended March 31, 2019 and 2018, there was dilution attributed to the weighted-average shares outstanding in the calculation of diluted loss per share.

	Three Months Ended March 31,
	2019	2018
	(In thousands, except share and per share data)
Numerator:
Net loss	$(9,415)	$(14,833)
Net loss attributable to Series A Preferred Stock (a)	(21)	(463)

Income attributable to common stockholders – basic and diluted	$(9,394)	$(14,370)

Denominator:
Weighted-average number of common shares used in loss per share – basic and diluted	80,484,113	27,670,118

Loss per share - basic and diluted	$(0.12)	$(0.52)

(a)	The Series A Preferred Stock participates in income and losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2019	2018
Unvested restricted stock and options to purchase common stock	1,803,167	3,101,143
Series A Preferred Stock unconverted	177,996	622,987
Warrants exercisable into common stock	571,025	13,633,070

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Office equipment	$233	$266
Laboratory equipment	4,536	4,561
Leasehold improvements	5,383	5,504
Software	96	96

Total property and equipment	10,248	10,427
Less: accumulated depreciation	(10,113)	(10,286)

Property and equipment, net	$135	$141

Depreciation expense related to property and equipment amounted to less than $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office and research facilities in Waltham and Lexington, Massachusetts under non-cancellable operating leases. The Lexington, Massachusetts facility lease expires in June 2023. The Waltham, Massachusetts facility lease was extended in April 2017. The effective date of the extension is January 2018. Under the terms of the extension, the lease will expire in December 2024 with one extension term of five years. Terms of the agreements generally provide for an initial rent-free period and future rent escalation and provide that in addition to minimum lease rental payments, the Company is responsible for a pro-rata share of common area operating expenses. Rent expense under operating lease agreements amounted to approximately $0.4 million for each of the three months ended March 31, 2019 and 2018.

In evaluating any potential accounting for leases, the Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in other assets, net; other accrued liabilities; and other long-term liabilities on the Consolidated Balance Sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. Lease terms may include options to extend or terminate when the Company is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company also has lease arrangements with lease and non-lease components. The Company elected the practical expedient not to separate non-lease components from lease components for the Company’s real estate leases.

Operating lease expense was $0.4 million for the three months ended March 31, 2019. Variable executory cost was $0.3 million for the three months ended March 31, 2019. The following table contains supplemental cash flow information related to operating leases as of March 31, 2019.

(in thousands)
Cash paid within operating cash flows	$459
Right-of-use assets recognized in exchange for new lease obligations	—

The following table contains supplemental balance sheet information related to operating leases, as of March 31, 2019.

(in thousands)
Other assets, net (Right-of-use assets)	$6,426

Accrued lease liability, current	1,118
Accrued lease liability, long-term	6,918

Total lease liabilities	$8,036

Weighted average remaining lease term	5.3 years
Weighted average discount rate	10%

The Company deemed restructurings in the first quarter of 2019 to be a triggering event that necessitated an evaluation of a potential impairment to the ROU asset related to the Company’s operating leases. Based on the analysis performed no impairment was necessary.

Maturities of the Company’s operating lease liabilities as of March 31, 2019 are summarized in the table below.

Year	Amount
(in thousands)
2019	$1,385
2020	1,892
2021	1,941
2022	1,991
2023	1,729
2024 and after	1,460

Total lease payments	10,398
Less: imputed interest	(2,362)

Total operating lease liabilities	$8,036

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development. Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of March 31, 2019, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of March 31, 2019, the Company has paid an aggregate $0.8 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

Under the terms of the Tissue Regeneration License Agreement, the Company’s future commitments include:

•	A one-time $0.3 million payment upon approval of an eligible product by the FDA;

•	An annual minimum non-refundable royalty fee of $10 thousand for the life of the license that may be used to offset up to 50% of the earned royalty below; and

•	Low single digit royalties on net sales.

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the term of the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of March 31, 2019, the Company has paid an aggregate $0.7 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

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

6. CAPITAL STOCK

In October 2018, the Company closed an underwritten public offering of 26,155,000 shares of its common stock and warrants to purchase up to 19,616,250 shares of common stock, at a combined purchase price of $0.65 per share of common stock and accompanying warrant. The gross proceeds to the Company from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by the Company. The warrants were exercisable immediately upon issuance at a price of $0.70 per share of common stock and have a term of five years commencing on the date of issuance. The exercise price of the warrants was subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s Common Stock. In the event of certain fundamental transactions of the Company, a warrant holder may have demanded redemption of its warrant for cash in accordance with a Black-Scholes option pricing model. A fundamental transaction was defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The Company determined the warrants were classified as a liability on the consolidated balance sheet because of the provision whereby in a fundamental transaction (as described above), the holder could have elected to receive either the amount they were entitled to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $8.4 million.

In three months ended March 31, 2019, the Company reduced the exercise price of the warrants issued in 2018 from $0.70 to $0.01 per share (the “2018 Reduced Exercise Price”) and all of the holders of these warrants (the “Participating 2018 Holders”) entered into a Warrant Exercise Agreement (the “2018 Exercise Agreement”) pursuant to which, in consideration for the 2018 Reduced Exercise Price, the Participating 2018 Holders agreed to exercise the warrants held by such Participating 2018 Holders in full at the 2018 Reduced Exercise Price for cash. In connection with the exercise of the warrants by the Participating 2018 Holders, the Company received aggregate gross proceeds of approximately $0.2 million.

In March 2018, the Company entered into an equity distribution agreement (“ATM Agreement”) with Canaccord Genuity Inc. (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to up to $10.0 million (the “Shares”) through Canaccord, as sales agent. The Shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the “Registration Statement”). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. There were no sales of common stock under the ATM Agreement during the three months ended March 31, 2019 and March 31, 2018.

In January 2018, the Company completed an underwritten registered direct offering of 2,691,494 shares of common stock at a price of $2.35 per share. The total net proceeds of the offering were $5.7 million after deducting underwriter’s discounts and commissions, and expenses related to the offering.

In September 2016, the Company closed the private placement contemplated by the securities purchase agreement (the “Purchase Agreement”), dated September 15, 2016, between the Company and certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As of March 31, 2019, there were 400.4910 shares of Series A Preferred Stock outstanding, which remain convertible into 177,996 shares of the Company’s common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock at an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

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

In the three months ended March 31, 2019, the Company and certain holders of the warrants issued in 2016 (the “Participating 2016 Holders”) entered into a Warrant Amendment and Exercise Agreement (the “2016 Exercise Agreement”) pursuant to which the Company agreed to reduce the exercise price of the warrants held by such Participating 2016 Holders from $2.25 to $0.01 per share (the “2016 Reduced Exercise Price”) in consideration for the exercise of the warrants held by such Participating 2016 Holders in full at the 2016 Reduced Exercise Price for cash. In connection with the exercise of the warrants by the Participating 2016 Holders, the Company received aggregate gross proceeds of approximately $0.1 million. After the full exercise of the warrants held by the Participating 2016 Holders, warrants issued in 2016 to purchase approximately 508,714 shares of the Company’s Common Stock are outstanding.

7. WARRANTS

The Company has warrants to purchase its common stock outstanding as of March 31, 2019, as follows:

Issued	Classification	Warrants Outstanding	Exercise Price	Expiration
September 2016	Liability	508,714	$2.25	November 2021
March 2015	Equity	3,699	9.75	March 2025
July 2014	Equity	6,566	7.99	July 2024
July 2012	Equity	52,046	0.01	July 2022

8. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the three months ended March 31, 2019 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,339,471	$1.03	8.1	$—
Cancelled	(1,536,304)	0.57	—	—

Outstanding at March 31, 2019	1,803,167	$1.03	7.2	$—

Vested and expected to vest at March 31, 2019	1,766,323	$1.41	7.2	$—

Exercisable at March 31, 2019	1,723,797	$1.37	7.1	$—

As of March 31, 2019, the weighted average grant date fair value of vested options and options outstanding was $1.82.

Stock-Based Compensation Expense

The Company did not grant any stock options to employees during the three ended March 31, 2019 but did grant stock options to employees during the three months ended March 31, 2018. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using a Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $0.1 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

The allocation of stock-based compensation for all options granted and restricted stock awards is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$(38)	$96
General and administrative	145	307

Total stock-based compensation expense	$107	$403

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants and non-employee stock options grants for the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31, 2018
	Employees	Non-employees
Risk-free interest rate	2.70%	1.97%
Expected volatility	88.2%	74.0%
Expected term (in years)	6.08	6.08
Expected dividend yield	0.0%	0.0%

9. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company recorded no income tax expense or benefit during the three months ended March 31, 2019 and 2018, due to a full valuation allowance recognized against its deferred tax assets.

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

10. RELATED PARTIES

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

Under the June 2012 amendment, the Company received exclusive rights to all of Purpose’s technology related to the exogenous tissue processor, continued supply of exogenous tissue processors during the Company’s clinical trials, and rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, the Company named Purpose the sole manufacturer of equipment and also clarified the geographic territories of the exclusive license that Purpose was granted for use of the Company’s technology. In addition, the Company agreed to reimburse Purpose for $0.3 million of development costs on a next generation tissue processer. Refer to the discussion under Note 5, Commitments and Contingencies – License Agreements - Tissue Processor Sub-License.

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

The Company paid Purpose $0.1 million in each of the three months ended March 31, 2019 and 2018.

11. RESTRUCTURING

In connection with the aforementioned restructuring plans implemented in January 2019 and March 2019, the Company severed substantially all of its employees before March 31, 2019. The Company incurred a restructuring charge of approximately $2.8 million, of which $0.1 million remains unpaid at March 31, 2019. The restructuring charges were comprised solely of employee severance packages which included salary, healthcare benefits and guaranteed bonuses.

12. SUBSEQUENT EVENTS

On April 8, 2019, the Company and Ocugen announced entering into the Merger Agreement. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders and Ocugen’s stockholders, a wholly-owned subsidiary of the Company will be merged with and into Ocugen, with Ocugen surviving the Merger as a wholly-owned subsidiary of the Company. The proposed Merger is structured as a stock-for-stock transaction whereby all of Ocugen’s outstanding shares of common stock and securities convertible into or exercisable for Ocugen’s common stock will be converted into the right to receive the Company’s common stock and securities convertible into or exercisable for the Company’s common stock. Under the exchange ratio formula in the Merger Agreement, the former Ocugen equity holders immediately before the Merger are expected to own approximately 90% of the outstanding capital stock of Histogenics, and the stockholders of Histogenics immediately before the Merger are expected to own approximately 10% of the outstanding capital stock of Histogenics, subject to certain adjustments as described in the Merger Agreement. If the proposed Merger is not completed and the Merger Agreement is terminated under certain circumstances, Histogenics or Ocugen may be required to pay the other party a termination fee of up to 600,000 or $700,000, respectively. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, each of Histogenics and Ocugen will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. See Note 1, Nature of Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of the Merger.

On April 30, 2019, the Company terminated its property lease in Waltham, Massachusetts and made a payment of $1.3 million to the landlord in connection with the termination. The Company expects to record a $0.5 million loss in connection with the settlement of the lease obligations in the second quarter of 2019.

On May 8, 2019, the Company entered into an agreement with the landlord to terminate its property lease Lexington, Massachusetts effective as of June 30, 2019. In connection with the termination of this lease, the Company paid the landlord $0.3 million and agreed that the landlord shall retain the full amount of the security deposit of $0.1 million. In the event these premises are leased to a new tenant prior to June 30, 2019, the Company’s obligation to pay base rent, operating expenses and any other obligations due under the lease shall terminate as of the commencement of such new lease and such date shall be deemed to be the termination date.

On May 8, 2019, the Company entered into an asset purchase agreement with Medavate Corp., a Colorado corporation (the “Asset Purchase Agreement”), pursuant to which the Company has agreed to sell substantially all of its assets relating to its NeoCart program, including, without limitation, intellectual property, business and license agreements and clinical trial data (the “Assets”) in return for a cash payment of $6.5 million. The closing of the sale of the Assets is subject to and conditioned upon the consummation of the planned merger with Ocugen following a vote of the Company’s stockholders approving such transaction as contemplated by the Merger Agreement made and entered as of April 5, 2019, by and among the Company, Restore Merger Sub, Inc. and Ocugen, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 22, 2019. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In connection with our decision to discontinue the development of NeoCart, our board of directors engaged a financial advisory firm to help explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, and collaboration and licensing arrangements. In January 2019 and March 2019, we implemented restructuring plans that were approved by our Board involving reductions in headcount to reduce operating costs. The positions eliminated together represented all but one employee, and included our Chief Executive Officer, Chief Operating Officer, Chief Medical Officer and Chief Business Officer. We engaged, Mr. Adam Gridley, our Chief Executive Officer, Mr. Stephen Kennedy, our Chief Operating Officer, along with up to four additional employees as consultants to assist with our preparation for a potential merger or wind-down of operations.

The process culminated in a planned merger (the Merger), between us and Ocugen, Inc. (Ocugen), pursuant to the Agreement and Plan of Merger and Reorganization, dated April 5, 2019 (the Merger Agreement), by and among Histogenics, Restore Merger Sub, Inc., a wholly-owned subsidiary of the Histogenics, and Ocugen that was announced on April 8, 2019. Subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders and Ocugen’s stockholders, a wholly-owned subsidiary of Histogenics will be merged with and into Ocugen, with Ocugen surviving the Merger as a wholly-owned subsidiary of Histogenics.

The proposed Merger is structured as a stock-for-stock transaction whereby all of Ocugen’s outstanding shares of common stock and securities convertible into or exercisable for Ocugen’s common stock will be converted into the right to receive our common stock and securities convertible into or exercisable for our common stock. Under the exchange ratio formula in the Merger Agreement, the former Ocugen equity holders immediately before the Merger are expected to own approximately 90% of the outstanding capital stock of Histogenics, and the stockholders of Histogenics immediately before the Merger are expected to own approximately 10% of the outstanding capital stock of Histogenics subject to certain adjustments as described in the Merger Agreement. These adjustments include additional potential ownership based on Histogenics’ cash at the closing of the Merger (the Closing) after taking into account, among other things as set forth in the Merger Agreement, any Ocugen convertible notes that are not converted into equity at the Closing and proceeds from any Divestiture Transactions (as defined in the Merger Agreement), and may result in up to an additional 5% of the outstanding capital stock of Histogenics. The exchange ratio formula includes Ocugen’s outstanding stock options and warrants and Histogenics’ outstanding stock options, warrants and Series A Convertible Preferred Stock.

Historically, we devoted substantially all of our resources to the development of our RCT platform, the preclinical and clinical advancement of our product candidates, the creation and protection of related intellectual property and the provision of general and administrative support for these operations. We have funded our operations primarily through the private placement of preferred stock and convertible promissory notes, commercial bank debt, sales of common stock and our collaboration with MEDINET.

We have never been profitable and incurred net losses in each year since inception. Our accumulated deficit was $226.2 million as of March 31, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect that our existing cash and cash equivalents will be sufficient to fund our operations to a potential closing of the Merger but our expenses may be greater than forecasted and the closing of the Merger could be delayed. If we need to raise additional cash resources, we would have to do raise such funds through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than the adoption of ASU No. 2016-02, there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018 (see Note 2 of the Notes to the Consolidated and Combined Financial Statements).

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

As of December 31, 2018 and 2017, we had U.S. federal NOL carryforwards of $67 million and $43.9 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2018, and 2017, we also had U.S. state NOL carryforwards of $66.9 million and $43.6 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2018 and 2017, we also had $26.2 million and $26.1 million, respectively, of foreign NOL carryforwards which may be available to offset future income tax liabilities, which carryforwards do not expire.

As of March 31, 2019, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended March, 2019 and 2018

The following table summarizes the results of our operations for the three-month period ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Research and development expenses	$1,583	$3,286	$(1,703)	(52)%
General and administrative expenses	2,929	2,807	122	4
Restructuring	2,789	—	—	—
Loss due to asset impairment	750	—	—	—
Other income (expense), net	(1,364)	(8,740)	(7,376)	(84)

Research and Development Expenses. Research and development expenses were $1.6 million for the three months ended March 31, 2019 as compared to $3.3 million for the three months ended March 31, 2018. The decrease of $1.7 million was primarily due to suspending the development of NeoCart and our related restructuring plans that we implemented in January 2019 and March 2019. We expect our research and development expenses will be minimal until the anticipated closing of the Merger.

General and Administrative Expenses. General and administrative expenses were $2.9 million for the three months ended March 31, 2019 substantially unchanged compared to $2.8 million for the three months ended March 31, 2018. We expect our general and administrative expenses to be minimal until the anticipated closing of the Merger.

Restructuring. During the three months ended March 31, 2019, the Company implemented two restructurings that resulted in the termination of substantially all of its employees. In connection with the employee terminations, the Company incurred approximately $3.8 million in severance-related expenses. Substantially all of the severance activity was incurred and paid by March 31, 2019.

Loss due to asset impairment. The Company incurred cost of $0.9 million in 2018 related to the License Agreement with MEDINET, of which $0.8 million was recorded as an asset that was to be expensed proportionally over the performance service period. However, given the decision to discontinue the development of NeoCart and terminate manufacturing operations, we concluded that the asset was fully impaired and therefore the full asset value was written off in the first quarter of 2019.

Other Income (Expense), Net. Net other expense was ($1.4) million for the three months ended March 31, 2019 as compared to ($8.7) million for the three months ended March 31, 2018. In both periods, the charges were primarily due to changes in warrant liability caused by a decrease in our stock price during the respective periods.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at March 31, 2019 of $226.2 million. We anticipate that we will continue to incur net losses for the next several years. Through March 31, 2019, we have funded our consolidated operations primarily through funds from the sale of equity securities, commercial bank debt, payments from collaboration activities, and, to a limited extent, revenue from product sales and grants. As of March 31, 2019, we had cash and cash equivalents $7.4 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs into the middle of 2019 and enable us to complete our planned merger with Ocugen. However, if we experience a delay in completing the Merger, we will require additional capital to sustain our operations through such completion or we will need to pursue an immediate dissolution of the Company. If we need additional capital, we would need to raise such capital through debt or equity financings, asset sales or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition and may prevent us from completing the Merger. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands)
Net cash provided by (used in) operating activities	$(8,492)	$3,286	$(11,778)	(358)%
Net cash used in investing activities	—	(355)	355	100
Net cash provided by financing activities	326	5,495	(5,169)	(94)

Net increase (decrease) in cash and cash equivalents	$(8,166)	$8,426	$(16,592)	(197)%

Operating Activities

Cash from operating activities decreased from a source of $3.3 million to a use of $8.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2019. During the three months ended March 31, 2019, net cash used in operating activities was driven primarily by our net loss of $9.4 million and a combined reduction in accounts payable and accrued expenses of $1.4 million, partially offset by non-cash charges for the change in the fair value of warrant liability of $1.4 million and loss on asset impairment of $0.8 million. During the three months ended March 31, 2018, the Company’s net cash provided by operations was favorably impacted by the receipt of $10 million of deferred revenue associated with the MEDINET License Agreement.

Investing Activities

The Company had no cash flows from investing activities for the three months ended March 31, 2019 compared to a net use of $0.3 million for the same three-month period of 2018.

Financing Activities

Cash provided by financing activities decreased $5.2 million for the three months ended March 31, 2019 compared to the same period of 2018. The net cash provided in 2018 was primarily due to the issuance of common stock. The net cash provided in 2019 was due to proceeds from the exercise of common warrants.

Operating Capital Requirements

We anticipate that we will continue to incur losses for the next several quarters and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We may also need additional funding in the future in connection with our continuing operations if our Merger with Ocugen is delayed.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the accuracy of our estimates regarding expenses and any capital requirements;

•	the cost of retaining key personnel and consultants;

•	the cost of establishing and maintaining development and commercialization partnerships and or licensing transactions we may pursue;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;

•	the timely completion of the Merger with Ocugen;

•	the timing, completion and funds received from any asset sales we make in connection with the Merger;

•	any unexpected expenses and liabilities that related to the wind-down of our operations and preparation for the Merger; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

If we cannot capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

As previously announced, on October 17, 2018, Nasdaq notified the Company that it did not meet Nasdaq’s $1.00 per share minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, and the Company was given an initial grace period of 180 days, or until April 15, 2019, to regain compliance with this Rule. On April 16, 2019, the Company received a letter (the Letter) from the Nasdaq Listing Qualifications Staff (the Staff) notifying the Company that, based upon the Company’s continuing non-compliance with Rule 5550(a)(2), the Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the Panel). The Letter also noted that the Company was not eligible for a second 180 day grace period as it does not comply with the stockholders’ equity initial listing requirement for The Nasdaq Capital Market.

Accordingly, the requested a hearing before the Panel, which is expected to occur in the second quarter of 2019. The Company’s common stock will continue to trade on The Nasdaq Capital Market under the symbol “HSGX” until the Panel issues its decision following the hearing and through the expiration of any additional extension period granted by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing.

A delisting would likely make it more difficult for us to obtain financing through the sale of our equity. Any such sale of equity would likely be more dilutive to our current stockholders than would be the case if our shares were listed.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of March 31, 2019, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

The following description of risk factors include any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on March 22, 2019, under the heading “Risk Factors.” Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock.

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

Risks Related to the Proposed Merger

The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio for the Ocugen capital stock, and the exchange ratio is based on the outstanding capital stock of Ocugen and the outstanding common stock of Histogenics, in each case immediately prior to the closing of the Merger. Applying the exchange ratio formula in the Merger Agreement, the former Ocugen stockholders immediately before the Merger are expected to own approximately 90% of the outstanding capital stock of Histogenics immediately following the Merger, and the stockholders of Histogenics immediately before the Merger are expected to own approximately 10% of the outstanding capital stock of Histogenics immediately following the Merger, subject to certain assumptions, including additional potential ownership based on Histogenics’ cash at the Closing after taking into account, among other things as set forth in the Merger Agreement, any Ocugen convertible notes that are not converted into equity at the Closing and proceeds from any Divestiture Transactions (as defined in the Merger Agreement), up to an additional 5% of the outstanding capital stock of Histogenics.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Ocugen’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Ocugen’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. Similarly, .if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Ocugen’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement The Merger Agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to Ocugen’s stockholders pursuant to the Merger Agreement.

Failure to complete the proposed Merger may result in Histogenics and Ocugen paying a termination fee to the other party and could significantly harm the market price of our common stock and negatively affect the future business and operations of each company.

If the proposed Merger is not completed and the Merger Agreement is terminated under certain circumstances, we or Ocugen may be required to pay the other party a termination fee of up to $600,000 or $700,000, respectively. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, each of Histogenics and Ocugen will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed. Further, if the proposed Merger is not completed, it could significantly harm the market price of our common stock.

In addition, if the Merger Agreement is terminated and the board of directors of Histogenics or Ocugen determines to seek another business combination, there can be no assurance that either we or Ocugen will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement.

The proposed Merger is subject to approval of the Merger Agreement by our stockholders and the Ocugen stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the proposed Merger can be completed, the stockholders of each of Histogenics and Ocugen must approve the Merger Agreement. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the proposed Merger may materially adversely affect the timing and benefits that are expected to be achieved from the proposed Merger.

The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect Histogenics or Ocugen.

The Merger Agreement provides that either Histogenics or Ocugen can refuse to complete the proposed Merger if there is a material adverse change affecting the other party between April 5, 2019, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the proposed Merger, even if such change could be said to have a material adverse effect on Histogenics or Ocugen, including:

•	general business, economic or political conditions or conditions generally affecting the industries in which Ocugen or Histogenics, as applicable, operates;

•	any natural disaster or any acts of war, armed hostilities or terrorism;

•	any changes in financial, banking or securities markets;

•	with respect to Histogenics, any change in the stock price or trading volume of Histogenics excluding any underlying effect that may have caused such change;

•	with respect to Histogenics, failure to meet internal or analysts’ expectations or projects or the results of operations;

•	any clinical trial programs or studies, including any adverse data, event or outcome arising out of or related to any such programs or studies;

•	any change in accounting requirements or principles or any change in applicable laws, rules, or regulations or the interpretation thereof;

•	any effect resulting from the announcement or pendency of the proposed Merger or any related transactions; and

•	the taking of any action, or the failure to take any action, by either Histogenics or Ocugen required to comply with the terms of the Merger Agreement.

If adverse changes occur and Histogenics and Ocugen still complete the Merger, the market price of the combined organization’s common stock may suffer. This in turn may reduce the value of the Merger to the stockholders of Histogenics, Ocugen individually or on a combined basis.

Some Histogenics and Ocugen officers and directors have interests in the proposed Merger that are different from the respective stockholders of Histogenics and Ocugen and that may influence them to support or approve the Merger without regard to the interests of the respective stockholders of Histogenics and Ocugen.

Certain officers and directors of Histogenics and Ocugen participate in arrangements that provide them with interests in the proposed Merger that are different from the interests of the respective stockholders of Histogenics and Ocugen, including, among others, the continued service as an officer or director of the combined organization, severance benefits, the acceleration of stock option vesting, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined organization in accordance with Rule 144 under the Securities Act of 1933, as amended.

For example, we have entered into certain employment and severance benefits agreements with certain of our executive officers that may result in the receipt by such executive officers of cash severance payments and other benefits in the event of a covered termination of employment of each executive officer’s employment. In addition, and for example, certain of Ocugen’s directors and executive officers have options, subject to vesting, to purchase shares of Ocugen’s common stock which, at the closing of the Merger, shall be converted into and become options to purchase shares of our common stock, certain of Ocugen’s directors and executive officers are expected to become directors and executive officers of Histogenics upon the closing of the Merger, and all of Ocugen’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. These interests, among others, may influence the officers and directors of Histogenics and Ocugen to support or approve the proposed Merger.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons including if:

•	investors react negatively to the prospects of the combined organization’s product candidates, business and financial condition following the Merger;

•	the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Histogenics and Ocugen securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined organization following the closing of the Merger as compared to their current ownership and voting interest in the respective companies.

After the completion of the Merger, the current securityholders of Histogenics and Ocugen will own a smaller percentage of the combined organization than their ownership in their respective companies prior to the Merger. Immediately after the Merger, it is currently estimated that Ocugen securityholders will own approximately 90% of the common stock of the combined organization, and Histogenics securityholders, whose shares of Histogenics common stock will remain outstanding after the Merger, will own approximately 10% of the common stock of the combined organization. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement. See also the risk factor above titled, “The exchange ratio is not adjustable based on the market price of Histogenics common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.”

Histogenics and Ocugen stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with or following the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the proposed Merger, Histogenics’ and Ocugen’s stockholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the proposed Merger.

The combined company will need to raise additional capital by issuing securities or debt or through licensing or other strategic arrangements, which may cause dilution to the combined company’s stockholders or restrict the combined company’s operations or impact its proprietary rights.

The combined company may be required to raise additional funds sooner than currently planned. Although the Merger Agreement does not condition the completion of the Merger upon either company holding a minimum amount of cash at the effective time of the Merger, if either or both of Histogenics or Ocugen hold less cash at the time of the closing Merger than the parties currently expect, the combined company will need to raise additional capital sooner than expected. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined company’s stockholders’ ownership and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company’s technologies or product candidates and proprietary rights, or grant licenses on terms that are not favorable to the combined company.

During the pendency of the proposed Merger, Histogenics and Ocugen may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Histogenics and Ocugen to make acquisitions, subject to certain exceptions relating to fiduciary duties, as set forth below, or to complete other transactions that are not in the ordinary course of business pending completion of the proposed Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Histogenics and Ocugen from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with the applicable board’s fiduciary duties.

Because the lack of a public market for Ocugen’s capital stock makes it difficult to evaluate the value of Ocugen’s capital stock, the stockholders of Ocugen may receive shares of our common stock in the Merger that have a value that is less than, or greater than, the fair market value of Ocugen’s capital stock.

The outstanding capital stock of Ocugen is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Ocugen. Because the percentage of our common stock to be issued to Ocugen’s stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be received by Ocugen’s stockholders will be less than the fair market value of Ocugen, or Histogenics may pay more than the aggregate fair market value for Ocugen.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the stockholders of Histogenics and Ocugen, specified conditions must be satisfied or waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and Histogenics and Ocugen each may lose some or all of the intended benefits of the proposed Merger. Additionally, if the Merger does not occur, we may not have sufficient cash to conduct an orderly wind-down and dissolution of Histogenics. We would not be able to raise additional capital through the sale of our NeoCart program prior to approval from our stockholders as such assets constitute substantially all of our assets. Histogenics may seek an immediate dissolution, subject to a vote of our stockholders, in the event the Merger is not completed.

Litigation relating to the proposed Merger could require Histogenics or Ocugen to incur significant costs and suffer management distraction, and could delay or enjoin the proposed Merger.

Histogenics and Ocugen could be subject to demands or litigation related to the proposed Merger, whether or not the Merger is consummated. Such actions may create uncertainty relating to the Merger, or delay or enjoin the Merger, and responding to such demands. In addition, such demands or litigation could lead to a dissolution or bankruptcy if the costs associated with such demands or litigation are significant enough.

Risks Related to Our Financial Condition and Our Need for Additional Financing, and Additional Risks Related to the Merger

There is no assurance that the proposed Merger will be completed in a timely manner or at all. If the proposed Merger is not consummated, our business could suffer materially and our stock price could decline.

The closing of the proposed Merger is subject to the satisfaction or waiver of a number of closing conditions, as described above, including the required approvals by Histogenics and Ocugen stockholders and other customary closing conditions. See the risk factors above titled, “The proposed Merger is subject to approval of the Merger Agreement by our stockholders and the Ocugen stockholders. Failure to obtain these approvals would prevent the closing of the Merger” and “If the conditions to the Merger are not met, the Merger will not occur.” If the conditions are not satisfied or waived, the proposed Merger may be materially delayed or abandoned. If the proposed Merger is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the proposed Merger, we will be subject to a number of risks, including the following:

•	we have incurred and expect to continue to incur significant expenses related to the proposed Merger even if the Merger is not consummated;

•	we could be obligated to pay Ocugen a termination fee of up to $0.3 million under certain circumstances set forth in the Merger Agreement;

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed; and

•

matters relating to the proposed Merger have required and will continue to require substantial commitments of time and resources by our remaining employee and consultants, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We also could be subject to litigation related to any failure to consummate the proposed Merger or to perform our obligations under the Merger Agreement. If the proposed Merger is not consummated, these risks may materialize and may adversely affect our business, financial condition and the market price of our common stock.

If the proposed Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed Merger with Ocugen, or at all, and we may otherwise be unable to continue to operate our business. Our board of directors may decide to pursue a dissolution and liquidation of Histogenics. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

Our assets currently consist primarily of cash, cash equivalents and short-term investments, our NeoCart assets, the remaining value, if any, of our deferred tax assets, our listing on The Nasdaq Capital Market and the Merger Agreement with Ocugen. While we have entered into the Merger Agreement with Ocugen, the closing of the proposed Merger may be delayed or may not occur at all and there can be no assurance that the proposed Merger will deliver the anticipated benefits we expect or enhance stockholder value. If we are unable to consummate the proposed Merger, our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Merger. Attempting to complete an alternative transaction like the proposed Merger will be costly and time consuming, and we can make no assurances that such an alternative transaction would occur at all. Alternatively, our board of directors may elect to resume our efforts to seek potential collaborative, partnering or other strategic arrangements for our NeoCart assets, including a sale or other divestiture of our NeoCart assets, or our board of directors could instead decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include severance obligations, regulatory, clinical and preclinical obligations, and fees and expenses related to the proposed Merger. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

The issuance of shares of our common stock to Ocugen stockholders in the proposed Merger will substantially dilute the voting power of our current stockholders.

If the proposed Merger is completed, each outstanding share of Ocugen common stock will be converted into the right to receive a number of shares of our common stock equal to the exchange ratio determined pursuant to the Merger Agreement. Immediately following the Merger, the former Ocugen stockholders immediately before the Merger are expected to own approximately 90% of our outstanding capital stock, and our stockholders immediately before the Merger are expected to own approximately 10% of our outstanding capital stock, subject to certain assumptions , including additional potential ownership based on Histogenics’ cash at the closing of the Merger (the “Closing”) after taking into account, among other things as set forth in the Merger Agreement, any Ocugen convertible notes that are not converted into equity at the Closing and proceeds from any Divestiture Transactions (as defined in the Merger Agreement), and may result in up to an additional 5% of the outstanding capital stock of Histogenics. The exchange ratio formula includes Ocugen’s outstanding stock options and warrants and Histogenics’ outstanding stock options, warrants and Series A Convertible Preferred Stock. Accordingly, the issuance of shares of our common stock to Ocugen stockholders in the Merger will reduce significantly the relative voting power of each share of Histogenics common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement. See also the risk factor above titled, “The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of Histogenics common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.”

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $8.6 million in 2018 and $26.4 million in 2017. As of March 31, 2019 we had an accumulated deficit of $226.2 million. We anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the middle of 2019. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. The amount of our future net losses will depend, in part, on the amount and timing of our expenses. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We are substantially dependent on our remaining employee and consultants to facilitate the consummation of the proposed Merger.

In connection with our restructuring in January 2019 and a further restructuring in March of 2019, we terminated all but one employee. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain the consulting services of certain of our former personnel, particularly Adam Gridley, our President, Jonathan Lieber, our Interim Chief Financial Officer, and Stephen Kennedy, our Executive Vice President and Chief Operating Officer. Despite our efforts to retain these individuals as consultants following their separation of service from the Company, one or more may terminate their engagement with us on short notice. The loss of the services of any of these individuals could potentially harm our ability to consummate the proposed Merger, as well as fulfill our reporting obligations as a public company.

The pendency of the proposed Merger could have an adverse effect on the trading price of our common stock and our business, financial condition and prospects.

While there have been no significant adverse effects to date, the pendency of the proposed Merger could disrupt our business in many ways, including:

•	the attention of our remaining service providers may be directed toward the completion of the proposed Merger and related matters and may be diverted from our day-to-day business operations; and

•	third parties may seek to terminate or renegotiate their relationships with us as a result of the proposed Merger, whether pursuant to the terms of their existing agreements with us otherwise.

Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our business, financial condition and prospects.

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

We have historically been a clinical-stage company focused on the development of restorative cell therapies (RCTs). We use the term RCT to refer to a new class of products we are developing that are designed to offer patients rapid-onset pain relief and restored function through the repair of damaged or worn tissue. We were formed in 2000 and have a limited operating history. Since inception we have devoted substantially all of our resources to the development of our cell therapy technology platform, the clinical and preclinical advancement of our product candidates, the creation, licensing and protection of related intellectual property rights and the provision of general and administrative support for these operations. We have not yet obtained regulatory approval for any product candidates in any jurisdiction or generated any significant revenues from product sales. We have discontinued our development of NeoCart and we are currently in the process of completing the Merger, as described elsewhere in these Risk Factors.

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

We are a party to several technology licenses that are important to our business including material licenses from Purpose Co., Ltd., Angiotech Pharmaceuticals (US), Inc. and Angiodevice International GmbH. The rights licensed under these agreements, including rights relating to our tissue processor and bioadhesives are material to our cell therapy technology platform and the continued development of NeoCart and any future product candidates a strategic partner may choose to develop. These licenses impose various commercial, contingent payment, royalty, insurance, indemnification and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we would lose valuable rights under our license agreements and the ability to develop or commercialize product candidates. Any termination or reversion of our rights to under the foregoing agreements may have a material adverse effect on our business, prospects and results of operations and could significantly impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

We do not carry insurance for all categories of risk that our business may encounter and we may not be able to receive or maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations and could significantly impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

Changes in government funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent new products and services from being developed or commercialized by our life science tenants, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, government closures or shutdowns, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Budgetary pressures and or the closure of the federal government may result in a reduced ability by the FDA to perform its role. Specifically, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees. If a prolonged government shutdown occurs, it could delay the ability of a prospective strategic partner to discuss any potential regulatory path forward for NeoCart and as a result delay the Merger or any potential strategic transaction.

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

Each of these requirements would likely entail substantial time and cost and could adversely harm the future prospects for our business and our financial results which could impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

We rely on email and other messaging services in connection with our operations. We may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our networks, computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through a variety of control and non-electronic checks, spoofing and phishing may damage our business and increase our costs. We do not currently maintain a cyber insurance policy. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results and could significantly impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

We are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC. Compliance with the various reporting and other requirements applicable to public reporting companies requires considerable time, attention of management and financial resources and we will need to maintain such compliance in order to complete the proposed Merger.

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

We have historically produced materials for our clinical trials at our manufacturing facilities located in Waltham, Massachusetts, and produced our critical raw materials for use in NeoCart production in our facilities located in Lexington, Massachusetts. If these facilities or the equipment in them are significantly damaged or destroyed, a strategic partner may not be able to quickly or inexpensively replace such manufacturing capacity. In addition, natural disasters could affect our third-party service providers’ and manufacturers ability to perform services and provide materials for us or a strategic partner on a timely basis. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to complete a strategic transaction may be impeded. For example, acts of terrorism could cause disruptions in our business or the business of our third-party service providers, partners, customers or the economy as a whole which could significantly impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

We are increasingly dependent on information technology systems, infrastructure and data.

We are increasingly dependent upon information technology systems, infrastructure and data. Our computer systems may be vulnerable to service interruption or destruction, malicious intrusion and random attack. Security breaches pose a risk that sensitive data, including intellectual property, clinical data, trade secrets or personal information may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks, and a security breach of their systems could adversely affect our security posture. While we continue to invest data protection and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information or the illegal transfer of funds to unknown persons, which could result in financial, legal, business or reputational harm. Any of these issues could significantly impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

Our ability to execute a strategic transaction may depend in part on our ability to maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties. Even issued patents may later be found unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. This failure to properly protect the intellectual property rights relating to these product candidates could have a material adverse effect on our financial condition and results of operations and ability to complete the Merger.

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

Our success also depends on our ability and the ability of our current or future development or collaborative partners to develop, manufacture, market and sell our product candidates without infringing upon the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing product candidates, some of which may contain claims that overlap with the subject matter of our intellectual property or are directed at our product candidates, technologies or methods of manufacture. When we become aware of patents held by third parties that may implicate the manufacture, development or commercialization of our product candidates, we evaluate our need to license rights to such patents. If we need to license rights from third parties to manufacture, develop or commercialize our product candidates, there can be no assurance that we will be able to obtain a license on commercially reasonable terms or at all. Failure to obtain a license on commercially reasonable terms or at all could impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

In addition, any future patent litigation, interference or other administrative proceedings will result in additional expense and distraction of our personnel. An adverse outcome in such litigation or proceedings may expose us, or any of our future development partners to loss of our proprietary position, expose us to significant liabilities or require us to seek licenses that may not be available on commercially acceptable terms, if at all. Failure to obtain a license on commercially reasonable terms or at all could impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

Our issued patents could be found invalid or unenforceable if challenged in court which could have a material adverse effect on our business could impair our ability to successfully complete a potential strategic transaction.

If we or any of our future development partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates or one of our future product candidates, technologies or methods of manufacture, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non- enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. Patent and Trademark Office even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business and could impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

We may be subject to claims that our consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us, which could subject us to costly litigation.

As is common in the biotechnology industry, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants were previously employed at, or may have previously or may be currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that our company or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and could impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license and may adversely affect our business and could significantly impair our ability to successfully complete the Merger or any potential strategic transaction on terms that are favorable to our stockholders, or at all.

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

Risks Related to Our Common Stock

We have received a delisting letter from Nasdaq and there can be no assurance that our common stock will continue to be listed on Nasdaq, which could impair our ability to consummate the proposed Merger.

As previously announced, on October 17, 2018, The Nasdaq Stock Market LLC (Nasdaq) notified us that we did not meet Nasdaq’s $1.00 per share minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (Rule 5550(a)(2)) for continued listing on The Nasdaq Capital Market, and we were given an initial grace period of 180 days, or until April 15, 2019, to regain compliance with Rule 5550(a)(2).

On April 16, 2019, we received a letter (the Letter) from the Nasdaq Listing Qualifications Staff (the Staff) notifying the Company that, based upon the Company’s continuing non-compliance with Rule 5550(a)(2), the Staff had determined that the Company’s common stock would be delisted from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the Panel). The Letter also noted that the Company was not eligible for a second 180 day grace period as it does not comply with the stockholders’ equity initial listing requirement for The Nasdaq Capital Market.

Accordingly, we timely requested a hearing before the Panel, which has been scheduled for May 16, 2019. The Company’s common stock will continue to trade on The Nasdaq Capital Market under the symbol “HSGX” until the Panel issues its decision following the hearing and through the expiration of any additional extension period granted by the Panel. There can be no assurance that the Panel will grant the Company’s request for continued listing. If the Company’s common stock ceases to be listed for trading on Nasdaq, the Company expects that its common stock would be traded on the over-the-counter market.

If our request for an additional extension period from the Panel is not successful, we will be subject to delisting by Nasdaq and would not be able to satisfy certain closing conditions under the Merger Agreement. Even if we regain compliance with Nasdaq’s listing requirements, we cannot assure you that we will be able to main compliance in future periods.

We received a deficiency letter in December 2018 from the (the Staff of Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(2). If we were to fail to regain compliance, our shares could be delisted from the Nasdaq Capital Market, which could materially reduce the liquidity of our common stock and have an adverse effect on our market price. A delisting could limit our ability to consummate the proposed Merger.

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

We may not satisfy The Nasdaq Capital Market’s other requirements for continued listing. If we cannot satisfy these requirements, Nasdaq could delist our common stock and could impact our ability to consummate the proposed Merger.

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

We expect our quarterly operating results to be subject to fluctuations. Our net income or loss and other operating results may be affected by numerous factors, including:

•	our ability to complete the Merger or any strategic transaction;

•	derivative instruments recorded at fair value, including but not limited to the change in fair value of warrants issued in connection with a private placement we completed in 2016;

•	asset impairments, severance costs, lease termination costs, transaction and other costs triggered by a wind down of our operations; and

•	any lawsuits in which we may become involved.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

10.1*	Separation Agreement dated January 23, 2019 between the Registrant and Donald Haut, Ph.D.

10.2*	Separation Agreement dated January 23, 2019 between the Registrant and Lynne Kelley, M.D., FACs

10.3*	Separation Agreement dated March 18, 2019 between the Registrant and Adam Gridley

10.4*	Separation Agreement dated March 19, 2019 between the Registrant and Stephen Kennedy

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogenics Corporation

Dated: May 15, 2019	/s/ Adam Gridley
Adam Gridley
President (Principal Executive Officer)

Dated: May 15, 2019	/s/ Jonathan Lieber
Jonathan Lieber
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)