Form 10-Q
period 2019-06-30
HISTOGENICS CORP
filed 2019-08-09
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, there were 94,599,601 outstanding shares of the registrant’s common stock, $0.01 par value per share.

HISTOGENICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

As used in this Quarterly Report on Form 10-Q, the terms “Histogenics,” “Company,” “registrant,” “we,” “us,” and “our” mean Histogenics Corporation and its subsidiaries unless the context indicates otherwise. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•

our ability to satisfy the required conditions and otherwise complete our planned merger (the “Merger”), with Ocugen, Inc. (“Ocugen”), pursuant to the Agreement and Plan of Merger and Reorganization, dated April 5, 2019, as amended from time to time (the “Merger Agreement”), by and among the Company, Restore Merger Sub, Inc., a wholly-owned subsidiary of the Company, and Ocugen, on a timely basis or at all;

•

the expected benefits and potential value created by the proposed Merger for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the proposed Merger if it is completed;

•	our ability to maintain our operations and obtain additional funding for our operations, if necessary, until the consummation of the proposed Merger;

•	our ability to establish and maintain development and commercialization partnerships;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	the accuracy of our estimates regarding expenses, capital requirements and need for additional financing;

•	our ability to retain key consultants;

•	regulatory developments in the United States and foreign countries; and

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

HISTOGENICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,786	$15,542
Prepaid expenses and other current assets	414	858

Total current assets	3,200	16,400
Property and equipment, net	—	141
Other assets, long-term	—	750
Restricted cash	—	137

Total assets	$3,200	$17,428

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$538	$1,590
Accrued expenses	253	1,000
Current portion of deferred rent	—	45
Current portion of deferred lease incentive	—	238

Total current liabilities:	791	2,873
Accrued expenses due to Intrexon Corporation	1,125	1,125
Deferred revenue	10,000	10,000
Deferred rent, net of current portion	—	351
Deferred lease incentive, net of current portion	—	1,025
Warrant liability	15	2,512

Total liabilities	11,931	17,886

Commitments and contingencies (Note 5)
Convertible preferred stock and stockholders’ deficit:
Convertible preferred stock, $0.01 par value; 30,000 shares authorized, 400.4910 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 94,599,601 and 62,025,398 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	839	513
Additional paid-in capital	219,911	215,859
Accumulated deficit	(229,481)	(216,830)

Total stockholders’ deficit	(8,731)	(458)

Total liabilities and stockholders’ deficit	$3,200	$17,428

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	446	4,458	2,029	7,744
General and administrative	2,614	2,826	5,543	5,633
Restructuring charge	—	—	2,789	—
Loss due to asset impairment	—	—	750	—

Total operating expenses	3,060	7,284	11,111	13,377

Loss from operations	(3,060)	(7,284)	(11,111)	(13,377)
Other income (expense):
Interest income (expense), net	7	32	55	69
Loss on extinguishment of lease obligations	(270)	—	(270)	—
Other income (expense), net	92	(26)	87	(50)
Change in fair value of warrant liability	(5)	3,501	(1,412)	(5,252)

Total other income (expense), net	(176)	3,507	(1,540)	(5,233)

Net loss	$(3,236)	$(3,777)	$(12,651)	$(18,610)

Comprehensive loss	$(3,236)	$(3,777)	$(12,651)	$(18,610)

Net loss attributable to common stockholders—basic and diluted	$(3,230)	$(3,697)	$(12,625)	$(18,124)

Net loss per common share—basic and diluted	$(0.03)	$(0.13)	$(0.14)	$(0.64)

Weighted-average shares used to compute loss per common share—basic and diluted	94,599,601	28,740,030	87,580,850	28,208,030

See accompanying notes to unaudited consolidated financial statements.

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(unaudited)

(in thousands, except share and per share amounts)

	Series A Convertible Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	400	$—	62,025,398	$513	$215,859	$(216,830)	$(458)
Stock-based compensation expense	—	—	—	—	107	—	107
Exercise of warrants	—	—	32,574,203	326	3,908	—	4,234
Net loss	—	—	—	—	—	(9,415)	(9,415)

Balance at March 31, 2019	400	$—	94,599,601	$839	$219,874	$(226,245)	$(5,532)

Stock-based compensation expense	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	(3,236)	(3,236)

Balance at June 30, 2019	400	$—	94,599,601	$839	$219,911	$(229,481)	$(8,731)

Balance at December 31, 2017	4,605	$—	24,571,029	$159	$196,760	$(208,187)	$(11,268)
Stock-based compensation expense	—	—	—	—	403	—	403
Exercise of common stock options	—	—	919	—	2	—	2
Issuance of common stock—net	—	—	2,691,494	27	5,842	—	5,869
Fees related to issuance of common stock	—	—	—	—	(243)	—	(243)
Conversion of convertible preferred stock	(3,204)	—	1,423,970	—	—	—	—
Net loss	—	—	—	—	—	(14,833)	(14,833)

Balance at March 31, 2018	1,401	$—	28,687,412	$186	$202,764	$(223,020)	$(20,070)

Stock-based compensation expense	—	—	—	—	407	—	407
Exercise of common stock warrants	—	—	104,092	—	2	—	2
Net loss	—	—	—	—	—	(3,777)	(3,777)

Balance at June 30, 2018	1,401	$—	28,791,504	$186	$203,173	$(226,797)	$(23,438)

See accompanying notes to unaudited consolidated financial statements

HISTOGENICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,651)	$(18,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	322
Loss on asset impairment	750	—
Loss on extinguishment of lease obligations	270	—
Loss on sale of fixed assets	25	—
Deferred rent and lease incentive	—	814
Stock-based compensation	144	810
Change in fair value of warrant liability	1,412	5,252
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	386	(687)
Other assets and accrued lease obligations, net	(202)	(188)
Accounts payable	(1,051)	1,431
Accrued expenses	(747)	(1,071)
Deferred revenue	—	10,000

Net cash used in operating activities	(11,549)	(1,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2,734)
Proceeds from sale of fixed assets	110	—

Proceeds from maturities of marketable securities	—	900

Net cash provided by (used in) investing activities	110	(1,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to extinguish lease obligations	(1,780)	—
Repayments on equipment term loan	—	(178)
Net proceeds from issuance of common stock	—	5,732
Expenses incurred for at-the-market sales agreement of common stock	—	(106)
Proceeds from exercise of warrants	326	2
Proceeds from exercise of stock options	—	2

Net cash provided by (used in) financing activities	(1,454)	5,452

Net increase (decrease) in cash and cash equivalents and restricted cash	(12,893)	1,691
Cash and cash equivalents and restricted cash—Beginning of period	15,679	7,218

Cash and cash equivalents and restricted cash—End of period	$2,786	$8,909

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$2,786	$8,772
Restricted cash	—	137

Total cash, cash equivalents, and restricted cash at the end of period	$2,786	$8,909

Supplemental cash flow disclosures from investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$—	$854

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

In connection with the decision to discontinue the development of NeoCart, the Company’s board of directors engaged a financial advisory firm to help explore its available strategic alternatives, including possible mergers and business combinations, a sale of part or all of its assets, and collaboration and licensing arrangements. On April 5, 2019, the Company and Ocugen, Inc. (“Ocugen”) announced that they entered into the Merger Agreement, which was subsequently amended on June 14, 2019. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders and Ocugen’s stockholders, a wholly-owned subsidiary of the Company will be merged with and into Ocugen, with Ocugen surviving the Merger as a wholly-owned subsidiary of the Company.

The proposed Merger is structured as a stock-for-stock transaction whereby all of Ocugen’s outstanding shares of common stock and securities convertible into or exercisable for Ocugen’s common stock will be converted into the right to receive the Company’s common stock and securities convertible into or exercisable for the Company’s common stock. Under the exchange ratio formula in the Merger Agreement, the former Ocugen equity holders immediately before the Merger are expected to own approximately 83% of the outstanding capital stock of Histogenics, and the stockholders of Histogenics immediately before the Merger are expected to own approximately 17% of the outstanding capital stock of Histogenics, each as calculated immediately prior to an approximately $25 million financing of the combined company contemplated in connection with the closing of the proposed Merger (the “Closing”). The exchange ratio formula includes Ocugen’s outstanding stock options and warrants and Histogenics’ outstanding stock options, warrants and Series A Convertible Preferred Stock.

At the effective time of the Merger (the “Effective Time”), the Company’s board of directors is expected to consist solely of members designated by Ocugen. Following the Closing, Shankar Musunuri is expected to serve as Histogenics’ Chairman of the Board and Chief Executive Officer. Also at the Effective Time, the Company will effect a name change to “Ocugen, Inc.” and it is anticipated that trading for Ocugen’s securities will be listed on The Nasdaq Capital Market under the symbol “OCGN.”

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

In connection with the Merger, the Company has prepared and filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 that contains a prospectus/proxy statement/information statement, and is in the process of seeking the approval of the Company’s stockholders with respect to certain actions, including the following (collectively, the “Histogenics Stockholder Matters”):

•	the Merger Agreement, including the issuance of shares of Histogenics common stock to Ocugen’s stockholders in connection with the transactions contemplated by the Merger Agreement;

•

the amendment of Histogenics’ restated certificate of incorporation to effect a reverse split of all outstanding shares of the Company’s common stock at a reverse stock split ratio as mutually agreed to by Histogenics and Ocugen;

•	the amendment of Histogenics’ restated certificate of incorporation to effect an increase in the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000;

•	the amendment of Histogenics’ restated certificate of incorporation to change the Company’s name to “Ocugen, Inc.” following the Effective Time; and

•	the change of control of the Company resulting from the Merger pursuant to pertinent Nasdaq rules.

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

The Merger Agreement contains certain termination rights for both Histogenics and Ocugen, and further provides that, upon termination of the Merger Agreement under specified circumstances, Histogenics may be required to pay to Ocugen a termination fee of $0.6 million or Ocugen may be required to pay to Histogenics a termination fee of $0.7 million, and in other circumstances each party may be required to reimburse the other party’s expenses incurred, up to a maximum of $0.3 million. In the six months ended June 30, 2019, Ocugen paid the Company $0.1 million per the terms of the Merger Agreement as reimbursement of certain expenses related to the Merger.

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

Concurrently with the execution of the Merger Agreement, the officers and directors of Histogenics and the officers, directors and certain stockholders of Ocugen entered into lock-up agreements, pursuant to which they accepted certain restrictions on transfers of any shares of Histogenics’ common stock for the 180-day period following the Effective Time.

Although the Company has entered into the Merger Agreement and intends to consummate the proposed Merger, there is no assurance that it will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the proposed Merger is not completed, Histogenics will reconsider its strategic alternatives and could pursue one or more of the following courses of action:

•

Pursue potential collaborative, partnering or other strategic arrangements for our NeoCart assets, including a sale or other divestiture. Although Histogenics has discontinued further development of the NeoCart program and does not currently have any plans to resume the development of NeoCart, the Company initiated and evaluated several collaborative, partnering or other strategic arrangements for the NeoCart assets, including a sale or other divestiture of such assets. On May 8, 2019, the Company entered into an asset purchase agreement with Medavate Corp., a Colorado corporation (the “Asset Purchase Agreement”), pursuant to which the Company has agreed to sell substantially all of its assets relating to its NeoCart program, including, without limitation, intellectual property, business and license agreements and clinical trial data (the “Assets”) in return for a cash payment of $6.5 million. The closing of the sale of the Assets is subject to and conditioned upon the consummation of the planned Merger with Ocugen following the vote of the Company’s stockholders approving such transaction as contemplated by the Merger Agreement.

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

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at June 30, 2019 of $229.5 million. The Company has financed operations to date primarily through public and private placements of equity securities, and borrowings under debt agreements. The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company believes that its existing cash and cash equivalents will only be sufficient to fund its projected cash needs through the closing of the Merger which is expected in the third quarter of 2019. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern and its ability to complete the proposed Merger with Ocugen should there be a delay in the Closing. If Histogenics needs to raise additional capital to complete the Merger, the Company would need to pursue a debt or equity financing or other strategic transactions. However, any such financing may not be on favorable terms or available to the Company, if at all. The failure of the Company to obtain sufficient funds on commercially acceptable terms when needed will have a material adverse effect on the Company’s business, results of operations and financial condition and could result in the need to pursue an immediate dissolution of the Company. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

Basis of Accounting

The consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, they do not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements, in the opinion of the Company’s management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2019.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ProChon and Histogenics Securities Corporation. All significant intercompany accounts and transactions are eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During the six months ended June 30, 2019, there have been no material changes to the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Annual Report on Form 10-K, except as noted below.

Recently Adopted Accounting Standards – Leases

The Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842) on January 1, 2019, using the alternative modified transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with no restatement of prior periods not restated. There was no cumulative-effect adjustment recorded on January 1, 2019. However, the adoption of ASU 2016-02 did result in the recording of right of use assets and lease liabilities of approximately $6.6 million and $8.3 million, respectively, as of January 1, 2019. Please see Note 5 – Commitments and Contingencies for a description of the Company’s Leases and related impact on the financial statements.

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

An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy. The Company had no material re-measurements of fair value with respect to financial assets and liabilities, during the periods presented, other than those assets and liabilities that are measured at fair value on a recurring basis. At June 30, 2019, the only assets or liabilities classified as Level 3 were the outstanding warrants issued in connection with the private placement transaction which closed on September 29, 2016. At December 31, 2018 the Company’s only assets or liabilities classified as level 3 were the warrants issued in connection with the September 2016 private placement and the October 2018 underwritten public offering. Transfers are calculated using values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2019 and the twelve months ended December 31, 2018.

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

The Company’s financial instruments as of June 30, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents and warrant liability. As of June 30, 2019, and December 31, 2018, the Company’s financial assets recognized at fair value consisted of the following:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
June 30, 2019
Assets:
Cash Equivalents
Money market funds	$11	$11	$—	$—

Liabilities:
Warrant liability	$15	$—	$—	$15

December 31, 2018
Assets:
Cash Equivalents
Money market funds	$9,711	$9,711	$—	$—

Liabilities:
Warrant liability	$2,512	$—	$—	$2,512

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

June 30, 2019
(in thousands)
Beginning balance, December 31, 2018	$2,512
Exercise of warrants	(3,909)
Change in fair value of warrant liability	1,412

Ending balance	$15

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in money market accounts. In addition, the Company has recorded restricted cash of $0.1 million as of December 31, 2018. Restricted cash consists of a security deposit related to a lease obligation. The restricted cash balance was paid to the lessor in the second quarter of 2019 as part of the settlement of the Company’s lease obligations (see Note 5).

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company currently generates revenue primarily through collaborative research, development and commercialization agreements. The terms of these agreements may contain multiple promises which may include: (i) licenses to the Company’s technology; (ii) services related to the transfer and update of know-how; and (iii) manufacturing supply services. Payments to the Company under these arrangements typically include one or more of the following: non-refundable upfront license fees; milestone payments; royalties on future product sales; and fees for manufacturing supply services. None of the Company’s contracts as of June 30, 2019 contained a significant financing component.

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

Collaboration Revenue

While no revenue has been recognized as of June 30, 2019, the Company has collaboration and license agreements with strategic partners for the development and commercialization of product candidates. The collaboration and license agreements are within the scope of Accounting Standards Codification (ASC 606) Revenue from Contracts with Customers.

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

In exchange for the license, MEDINET agreed to pay the Company an upfront cash payment of $10.0 million which the Company received in January 2018. As of June 30, 2019, the contract with MEDINET was wholly unperformed and all revenue under the License Agreement has been deferred and has not been recognized. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.0 million. Because the License Agreement was not terminated as of June 30, 2019, the authoritative accounting literature requires that the $10.0 million of deferred revenue remain a liability on the Company’s balance sheet.

Pursuant to the Asset Purchase Agreement with Medavate, the Company has agreed to sell the NeoCart Assets in return for a cash payment of $6.5 million. The Company anticipates that the License Agreement with MEDINET and the related rights and obligations will be included in the Assets that the Company expects to sell to Medavate Corp. upon the closing of the Merger with Ocugen and that the $10 million in deferred revenue will be eliminated as part of the purchase accounting adjustments related to the Merger.

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

The Company incurred costs of $0.9 million related to the License Agreement with MEDINET. $0.8 million was recorded as an asset that was to be expensed proportionally over the performance service period. However, given the Company’s decision to discontinue the development of NeoCart and terminate its manufacturing operations, the Company concluded that the asset was impaired and a decision was made to fully write down the value of this asset in the first quarter of 2019. This impairment resulted in a charge to the income statement of $0.8 million.

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

For stock option grants with vesting triggered by the achievement of performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. For stock option grants with market conditions, the expense is calculated using the Monte Carlo model based on the grant date fair value of the option and is recorded on a straight line basis over the requisite service period, which represents the derived service period and accelerated when the market condition is satisfied. The Company did not issue awards with market conditions during the six months ended June 30, 2019. The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms.

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

No other accounting standards known by the Company to be applicable to it that have been issued by the FASB or other standard-setting bodies and that do not require adoption until a future date are expected to have a material impact on the Company’s consolidated financial statements.

3. LOSS PER COMMON SHARE

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Numerator
Net loss	$(3,236)	$(3,777)	$(12,651)	$(18,610)
Net loss attributable to Series A Preferred Stock (a)	(6)	(80)	(26)	(486)

Income attributable to common stockholders—basic and diluted	$(3,230)	$(3,697)	$(12,625)	$(18,124)

Denominator:
Weighted-average number of common shares used in loss per share—basic and diluted	94,599,601	28,740,030	87,580,850	28,208,030

Loss per share—basic and diluted	$(0.03)	$(0.13)	$(0.14)	$(0.64)

(a)	The Series A Preferred Stock participates in income and losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as they would be anti-dilutive (in common stock equivalent shares):

	Six Months Ended June 30,
	2019	2018
Unvested restricted stock and options to purchase common stock	394,317	3,305,743
Series A preferred stock unconverted	177,996	622,987
Warrants exercisable into common stock	571,025	13,528,978

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Office equipment	$—	$266
Laboratory equipment	—	4,561
Leasehold improvements	—	5,504
Software	—	96

Total property and equipment	—	10,427
Less: accumulated depreciation	—	(10,286)

Property and equipment, net	$—	$141

Depreciation expense related to property and equipment amounted to less than $0.1 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

In the second quarter of 2019, the Company disposed of its remaining property and equipment (other than the Assets to be sold to Medavate pursuant to the Asset Purchase Agreement in connection with the closing of the proposed Merger). The Company realized cash proceeds of $0.1 million from the sale of the remaining assets and recorded a loss on disposal of $25 thousand.

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company leased its office and research facilities in Waltham and Lexington, Massachusetts under non-cancellable operating leases. The Lexington, Massachusetts facility lease would have expired in June 2023. The Waltham, Massachusetts facility lease was extended in April 2017. The effective date of the extension was January 2018. Under the terms of the extension, the lease would have expired in December 2024 with one extension term of five years. Terms of the agreements generally provided for an initial rent-free period and future rent escalation and provide that in addition to minimum lease rental payments, the Company was responsible for a pro-rata share of common area operating expenses. Rent expense under operating lease agreements amounted to approximately $0.2 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. The Company adopted ASU 2016-02 in January 2019. In connection with the adoption, the Company recorded right of use assets and lease liabilities of approximately $6.6 million and $8.3 million, respectively, as of January 1, 2019.

In the second quarter of 2019, in connection with its decision to restructure operations, the Company vacated its Waltham and Lexington facilities and negotiated settlements with the lessors to extinguish the remaining lease obligations. In connection with these settlements, the Company paid the lessors a combined total of $1.8 million (including $0.1 million of restricted cash that was held as a security deposit) in full settlement of its remaining lease obligations, and recorded a loss of $0.3 million on the extinguishment of the lease obligations.

In connection with the termination of the lease of the Waltham facility, the Company agreed to make a payment to the Waltham landlord in the amount of $315,795 no later than 45 days following the Effective Time (as defined in the Merger Agreement).

License Agreements

From time to time, the Company enters into various licensing agreements whereby the Company may use certain technologies in conjunction with its product research and development. Licensing agreements and the Company’s commitments under the agreements are as follows:

Hydrogel License

In May 2005, the Company entered into an exclusive license agreement with Angiotech Pharmaceuticals (US), Inc. for the use of certain patents, patent applications, and knowledge related to the manufacture and use of a hydrogel material in conjunction with NeoCart and certain other products (“Hydrogel License Agreement”). As of June 30, 2019, the Company has paid an aggregate $3.2 million in commercialization milestones under the terms of the Hydrogel License Agreement, which have been expensed to research and development.

Under the terms of the Hydrogel License Agreement, the Company’s future commitments include:

•	A one-time $3.0 million payment upon approval of an eligible product by the FDA; and

•	Single digit royalties on the net sales of NeoCart and certain other future products.

Tissue Regeneration License

In April 2001, the Company entered into an exclusive license agreement with The Board of Trustees of the Leland Stanford Junior University (“Stanford University”) for the use of certain technology to develop, manufacture and sell licensed products in the field of growth and regeneration of cartilage (“Tissue Regeneration License Agreement”). The term of the Tissue Regeneration License Agreement extends to the expiration date of Stanford University’s last to expire domestic or foreign patents. As of June 30, 2019, the Company has paid an aggregate $0.8 million in patent reimbursement costs, royalty fees, and commercialization milestone payments under the terms of the Tissue Regeneration License Agreement, which have been recorded to research and development expense.

Under the terms of the Tissue Regeneration License Agreement, the Company’s future commitments include:

•	A one-time $0.3 million payment upon approval of an eligible product by the FDA;

•	An annual minimum non-refundable royalty fee of $10 thousand for the life of the license that may be used to offset up to 50% of the earned royalty below; and

•	Low single digit royalties on net sales.

Tissue Processor Sub-License

In December 2005, the Company entered into an exclusive agreement to sub-license certain technology from Purpose, Co. (“Purpose”), which is owned by a stockholder of the Company (“Sub-License Agreement”). Purpose entered into the original license agreement (“Original Agreement”) with Brigham and Women’s Hospital, Inc. (“Brigham and Women’s”) in August 2001. The Original Agreement shall remain in effect for the term of the licensed patents owned by Brigham and Women’s unless extended or terminated as provided for in the agreement. The technology is to be used to develop, manufacture, use and sell licensed products that cultivate cell or tissue development. The Sub-License Agreement extends to the expiration date of the last to expire domestic or foreign patents covered by the agreement. As of June 30, 2019, the Company has paid an aggregate $0.7 million in royalty and sub-license payments under the terms of the Sub-License Agreement.

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

6. CAPITAL STOCK

In October 2018, the Company closed an underwritten public offering of 26,155,000 shares of its common stock and warrants to purchase up to 19,616,250 shares of common stock, at a combined purchase price of $0.65 per share of common stock and accompanying warrant. The gross proceeds to the Company from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by the Company. The warrants were exercisable immediately upon issuance at a price of $0.70 per share of common stock and had a term of five years commencing on the date of issuance. The exercise price of the warrants was subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of the Company’s Common Stock. In the event of certain fundamental transactions of the Company, a warrant holder may have demanded redemption of its warrant for cash in accordance with a Black-Scholes option pricing model. A fundamental transaction was defined as a merger, sale of assets, sale of the Company, recapitalization of stock and a sale of stock whereby any owner after the transaction would own greater than 50% of the outstanding common stock in the Company. The Company determined the warrants were classified as a liability on the consolidated balance sheet because of the provision whereby in a fundamental transaction (as described above), the holder could have elected to receive either the amount they were entitled to on an as-if-exercised basis or an amount based on the Black-Scholes value of the warrants at the time of the fundamental transaction. At the issuance date, the warrants were recorded at the fair value of $8.4 million.

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

In March 2018, the Company entered into an equity distribution agreement (“ATM Agreement”) with Canaccord Genuity Inc. (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to up to $10.0 million (the “Shares”) through Canaccord, as sales agent. The Shares will be offered and sold by the Company pursuant to its previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the “Registration Statement”). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. There were no sales of common stock under the ATM Agreement during the six months ended June 30, 2019 and June 30, 2018.

In January 2018, the Company completed an underwritten registered direct offering of 2,691,494 shares of common stock at a price of $2.35 per share. The total net proceeds of the offering were $5.7 million after deducting underwriter’s discounts and commissions, and expenses related to the offering.

In September 2016, the Company closed the private placement contemplated by the securities purchase agreement (the “Purchase Agreement”), dated September 15, 2016, between the Company and certain institutional and accredited investors in which the Company received gross proceeds of $30.0 million (the “Private Placement”). The net proceeds after deducting placement agent fees and other transaction-related expenses was $27.6 million. At the closing, the Company issued 2,596,059 shares of the Company’s common stock at a per share price of $2.25 and 24,158.8693 shares of the Company’s newly-created Series A Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into approximately 10,737,275 shares of common stock. As of June 30, 2019, there were 400.4910 shares of Series A Preferred Stock outstanding, which remain convertible into 177,996 shares of the Company’s common stock. As part of the Private Placement, the investors received warrants to purchase up to 13,333,334 shares of the Company’s common stock at an exercise price of $2.25 per share. The placement agent for the Private Placement, H.C. Wainwright & Co. LLC (“HCW”), and certain of its affiliates were also granted warrants to purchase 133,333 shares of the Company’s common stock at an exercise price of $2.25 per share in exchange for the services provided by HCW. The placement agent warrants were considered a financing cost of the Company and included in warrant expense within the consolidated statements of operations.

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

7. WARRANTS

The Company has warrants to purchase its common stock outstanding as of June 30, 2019, as follows:

Issue Date	Classification	Warrants Outstanding	Exercise Price	Expiration
September 2016	Liability	508,714	$2.25	November 2021
March 2015	Equity	3,699	9.75	March 2025
July 2014	Equity	6,566	7.99	July 2024
July 2012	Equity	52,046	0.01	July 2022

8. STOCK-BASED COMPENSATION

Stock option activity under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”) and 2013 Equity Incentive Plan (the “2013 Plan”) for the six months ended June 30, 2019 is summarized as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	3,339,471	$1.03	8.1	$—
Cancelled	(2,945,154)	0.74	—	—

Outstanding at June 30, 2019	394,317	$3.20	7.7	$—

Vested and expected to vest at June 30, 2019	375,592	$3.23	7.7	$—

Exercisable at June 30, 2019	368,484	$3.24	7.6	$—

As of June 30, 2019, the weighted average grant date fair value of vested options and options outstanding was $2.09.

Stock-Based Compensation Expense

The Company did not grant any stock options to employees during the six months ended June 30, 2019 but did grant stock options to employees during the six months ended June 30, 2018. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the stock price, with the exception of those stock options that included a market condition. The Company estimates the fair value of stock options that include a market condition using a Monte-Carlo model. Stock options and restricted stock issued to non-board member, non-employees are accounted for using the fair value approach and are subject to periodic revaluation over their vesting terms.

Stock-based compensation expense amounted to $0.1 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

The allocation of stock-based compensation expense for all options granted and restricted stock awards is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$—	$120	$(38)	$594
General and administrative	36	288	182	216

Total stock-based compensation expense	$36	$408	$144	$810

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants and non-employee stock option grants for the three and six month periods ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Employees	Non-Employees	Employees	Non-Employees
Risk-free interest rate	2.81%	1.97%	2.72%	1.97%
Expected volatility	59.8%	74.0%	83.1%	74%
Expected term (in years)	6.08	6.08	6.08	6.08
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

9. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company recorded no income tax expense or benefit during the six months ended June 30, 2019 and 2018, due to a full valuation allowance recognized against its deferred tax assets.

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

Under the June 2012 amendment, the Company received exclusive rights to all of Purpose’s technology related to the exogenous tissue processor, continued supply of exogenous tissue processors during the Company’s clinical trials, and rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, the Company named Purpose the sole manufacturer of equipment and also clarified the geographic territories of the exclusive license that Purpose was granted for use of the Company’s technology. In addition, the Company agreed to reimburse Purpose for $0.3 million of development costs on a next generation tissue processer. Refer to the discussion under Note 5, Commitments and Contingencies – License Agreements – Tissue Processor Sub-License.

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

The Company paid Purpose $0.1 million in the six months ended June 30, 2019.

11. RESTRUCTURING

In connection with the aforementioned restructuring plans implemented in January 2019 and March 2019, the Company severed all of its employees before June 30, 2019. The Company incurred a restructuring charge of approximately $2.8 million, all of which has been paid. The restructuring charges were comprised solely of employee severance packages which included salary, healthcare benefits and guaranteed bonuses.

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

In connection with our decision to discontinue the development of NeoCart, our board of directors engaged a financial advisory firm to help explore our available strategic alternatives, including possible mergers and business combinations, a sale of part or all of our assets, and collaboration and licensing arrangements. In January 2019 and March 2019, we implemented restructuring plans that were approved by our Board involving reductions in headcount to reduce operating costs. The positions eliminated together represented all but one employee, and included our Chief Executive Officer, Chief Operating Officer, Chief Medical Officer and Chief Business Officer. We engaged Mr. Adam Gridley, our former Chief Executive Officer, Mr. Stephen Kennedy, our former Chief Operating Officer, along with up to four additional employees as consultants to assist with our preparation for a potential merger or wind-down of operations. We terminated the final remaining employee in May 2019.

The process culminated in a planned merger (the Merger), between us and Ocugen, Inc. (Ocugen), pursuant to the Agreement and Plan of Merger and Reorganization, dated April 5, 2019, by and among Histogenics, Restore Merger Sub, Inc., a wholly-owned subsidiary of Histogenics, and Ocugen that was announced on April 8, 2019, and was subsequently amended on June 14, 2019 (as amended, the Merger Agreement). Subject to the satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by our stockholders and Ocugen’s stockholders, a wholly-owned subsidiary of Histogenics will be merged with and into Ocugen, with Ocugen surviving the Merger as a wholly-owned subsidiary of Histogenics.

The proposed Merger is structured as a stock-for-stock transaction whereby all of Ocugen’s outstanding shares of common stock and securities convertible into or exercisable for Ocugen’s common stock will be converted into the right to receive our common stock and securities convertible into or exercisable for our common stock. Under the exchange ratio formula in the Merger Agreement, the former Ocugen equity holders immediately before the Merger are expected to own approximately 83% of the outstanding capital stock of Histogenics, and the stockholders of Histogenics immediately before the Merger are expected to own approximately 17% of the outstanding capital stock of Histogenics, each as calculated immediately prior to an approximately $25 million financing described below of the combined company contemplated in connection with the closing of the proposed Merger (the “Closing”). The exchange ratio formula includes Ocugen’s outstanding stock options and warrants and Histogenics’ outstanding stock options, warrants and Series A Convertible Preferred Stock. In connection with the proposed Merger, on June 13, 2019, Ocugen and Histogenics entered into a securities purchase agreement (the Securities Purchase Agreement) with certain accredited investors (the Investors) pursuant to which, among other things, Ocugen agreed to issue to the Investors shares of Ocugen common stock immediately prior to the Merger and Histogenics agreed to issue to the Investors warrants to purchase shares of Histogenics common stock on the fifth trading day following the consummation of the merger (the Investor Warrants) in a private placement transaction for an aggregate purchase price of approximately $25.0 million (subject to setoff for amounts outstanding of approximately $2.4 million under certain senior secured notes previously issued to certain of the Investors by Ocugen) (the Pre-Merger Financing). Immediately after the Merger, after giving effect to the Pre-Merger Financing and based on the exchange ratio of 28.7650, current holders of Ocugen’s capital stock and options and warrants to purchase shares of Ocugen common stock, are expected to own, or hold rights to acquire, in the aggregate approximately 86.24% of the fully-diluted common stock of Histogenics, which for these purposes is defined as the outstanding common stock of Histogenics plus Series A Convertible Preferred Stock and outstanding warrants of Histogenics, excluding the Investor Warrants (the Fully-Diluted Common Stock of Histogenics), and Histogenics’ current stockholders and warrantholders are expected to own, or hold rights to acquire, in the aggregate approximately 13.76% of the Fully-Diluted Common Stock of Histogenics.

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

We have never been profitable and incurred net losses in each year since inception. Our accumulated deficit was $229.5 million as of June 30, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect that our existing cash and cash equivalents will be sufficient to fund our projected cash needs through the closing of the Merger which is expected in the third quarter of 2019 but our expenses may be greater than forecasted and the closing of the Merger could be delayed. If we need to raise additional capital to complete the Merger, we would need to pursue a debt or equity financing or other strategic transactions. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could result in the need to pursue an immediate dissolution of Histogenics.

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

In March 2018, we entered into an equity distribution agreement (the Equity Distribution Agreement) with Canaccord Genuity Inc. (Canaccord), pursuant to which we may, from time to time, sell shares of our common stock (the Shares), having an aggregate offering price of up to $10 million through Canaccord, as our sales agent. The Shares will be offered and sold by us pursuant to our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-216741) (the Registration Statement). The Shares may only be offered and sold by means of a prospectus, including a prospectus supplement, forming part of the effective Registration Statement. Sales of the common stock, if any, will be made at market prices by methods deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the Securities Act), including sales made directly on The Nasdaq Capital Market, on any other existing trading market for the common stock, or to or through a market maker other than on an exchange. During the year ended December 31, 2018, we sold an aggregate of 6,633,903 shares of common stock and received $4.5 million after deducting commissions. There were no sales under the Equity Distribution Agreement in 2019.

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

As of June 30, 2019, we have provided a full valuation allowance for deferred tax assets.

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

Results of Operations

Three Month Periods Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three-month period ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands)
Research and development expenses	$446	$4,458	$(4,012)	(90)%
General and administrative expenses	2,614	2,826	(212)	(8)%
Other income (expense), net	(176)	3,507	(3,678)	(105)%

Research and Development Expenses. Research and development expenses were $0.4 million for the three months ended June 30, 2019 as compared to $4.5 million for the three months ended June 30, 2018. The decrease of $4.0 million was due to the discontinuation of the NeoCart development program and the related restructuring plans that we implemented in January 2019 and March 2019. We expect no additional research and development expenses until the anticipated closing of the Merger.

General and Administrative Expenses. General and administrative expenses were $2.6 million for the three months ended June 30, 2019 compared to $2.8 million for the three months ended June 30, 2018. We expect a lower level of ongoing general and administrative expenses until the anticipated closing of the Merger.

Other Income (Expense), Net. Net other expense was $0.2 million for the three months ended June 30, 2019 as compared to net other income of $3.5 million for the three months ended June 30, 2018. In the three months ended June 30, 2019, the net expense is primarily comprised of a loss of on the extinguishment of lease obligations of $0.3 million. In the three months ended June 30, 2018, the other income is primarily comprised of a change in warrant liability caused by an increase in our stock price during the period.

Six Month Periods Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the six month period ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands)
Research and development expenses	$2,029	$7,744	$(5,715)	(74)%
General and administrative expenses	5,543	5,633	(90)	(2)%
Restructuring	2,789	—	2,789	—
Loss due to asset impairment	750	—	750	—
Other income (expense), net	(1,540)	(5,252)	3,712	71%

Research and Development Expenses. Research and development expenses were $2.0 million for the six months ended June 30, 2019 as compared to $7.7 million for the six months ended June 30, 2018. The decrease of $5.7 million was primarily due to the discontinuation of the NeoCart development program and the related restructuring plans that we implemented in January 2019 and March 2019. We expect no additional research and development expenses until the anticipated closing of the Merger.

General and Administrative Expenses. General and administrative expenses were $5.5 million for the six months ended June 30, 2019 compared to $5.6 million for the six months ended June 30, 2018. We expect a lower level of ongoing general and administrative expenses until the anticipated closing of the Merger.

Restructuring. During the six months ended June 30, 2019, the Company implemented two restructurings that resulted in the severance of all of its employees. In connection with the employee severances, the Company incurred approximately $2.8 million in severance-related expenses. All of the severance activity was incurred and paid as of June 30, 2019.

Loss due to asset impairment. The Company incurred a loss of $0.8 million in 2019 on the impairment of an asset related to the License Agreement with MEDINET. Given the decision to discontinue the development of NeoCart and terminate manufacturing operations, we concluded that the asset was fully impaired and the full asset value was written off in the first quarter of 2019.

Other Income (Expense), Net. Other expense, net was $1.5 million for the six months ended June 30, 2019 as compared to $5.3 million for the six months ended June 30, 2018. In both periods, the charges were primarily due to changes in warrant liability caused by a decrease in our stock price during the respective periods.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations resulting in an accumulated deficit at June 30, 2019 of $229.5 million. We anticipate that we will continue to incur net losses for the next several years. Through June 30, 2019, we have funded our consolidated operations primarily through funds from the sale of equity securities, commercial bank debt, payments from collaboration activities, and, to a limited extent, revenue from product sales and grants. As of June 30, 2019, we had cash and cash equivalents $2.8 million.

We believe that our existing cash and cash equivalents will be sufficient to fund our projected cash needs through the third quarter of 2019 and enable us to complete our planned merger with Ocugen. However, if we experience a delay in completing the Merger, we will require additional capital to sustain our operations through such completion or we will need to pursue an immediate dissolution of the Company. If we need additional capital, we would need to raise such capital through debt or equity financings, asset sales or other strategic transactions. However, there can be no assurances that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition and may prevent us from completing the Merger. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands)
Net cash used in operating activities	$(11,549)	$(1,927)	$(9,622)	—
Net cash provided by (used in) investing activities	110	(1,834)	1,944	105%
Net cash provided by (used in) financing activities	(1,454)	5,452	(6,906)	(127)%

Net increase (decrease) in cash and cash equivalents	$(12,893)	$1,691	$(14,584)	—

Operating Activities

Cash from operating activities decreased from a use of $1.9 million to a use of $11.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2019. During the six months ended June, 2019, net cash used in operating activities was driven primarily by our net loss of $12.7 million and a combined reduction in accounts payable and accrued expenses of $1.9 million, partially offset by non-cash charges for the change in the fair value of warrant liability of $1.5 million and loss on asset impairment of $0.8 million. During the six months ended June 30, 2018, the Company’s net cash provided by operations was favorably impacted by the receipt of $10 million of deferred revenue associated with the MEDINET License Agreement.

Investing Activities

The Company’s cash flow provided by investing activities of $0.1 million for the six months ended June 30, 2019 reflected cash proceeds from the sale of fixed assets, compared to a net use of $1.8 million for the same six-month period of 2018 which reflected purchases of property and equipment of $2.7 million, offset by proceeds from the maturity of marketable securities of $0.9 million.

Financing Activities

Cash used by financing activities of $1.4 million for the six months ended June 30, 2019 was primarily comprised of payments of $ 1.8 million to extinguish lease obligations, partially offset by proceeds from the exercise of common stock warrants of $0.3 million. Cash provided by financing activities of $5.5 million was primarily due to the issuance of common stock.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including:

•	the accuracy of our estimates regarding expenses and any capital requirements;

•	the timely completion of the Merger with Ocugen;

•	the cost of retaining key consultants;

•	the timing, completion and funds received from any asset sales we make in connection with the Merger;

•	any unexpected expenses and liabilities that related to the wind-down of our operations and preparation for the Merger;

•	the cost of establishing and maintaining development and commercialization partnerships and or licensing transactions we may pursue;

•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Subsequently, the Company requested a hearing before the Panel, which was held in May 2019. On May 31, 2019, the Company received a decision letter from the Panel (the Decision), indicating that the Panel had granted the Company’s request to continue its listing on The Nasdaq Capital Market in order to complete the proposed Merger with Ocugen. The Decision specifies that the Company shall complete the Merger no later than September 30, 2019, and demonstrate to the satisfaction of the Staff and the Panel that the combined entity meets all of the applicable requirements for initial listing on The Nasdaq Capital Market. The Panel reserved the right to reconsider the terms of this extension based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s common stock on The Nasdaq Capital Market inadvisable or unwarranted. The Company’s common stock will continue to trade on The Nasdaq Capital Market under the symbol “HSGX” through the earlier of the expiration of the extension period granted by the Panel or the Closing of the Merger.

On June 19, 2019, the Company received a letter (the “June Letter”) from the Staff notifying the Company that it had failed to regain compliance with the Rule 5550(b)(2) and that such compliance failure serves as an additional basis for delisting the Company’s common stock from The Nasdaq Capital Market. The June Letter also noted that such letter served as formal notification that the Panel will consider the failure to regain compliance with the Rule 5550(b)(2) in its decision regarding the Company’s continued listing on The Nasdaq Capital Market, and that the Company should present its views with respect to this additional compliance deficiency to the Panel in writing no later than June 26, 2019. The Company timely presented its views to the Panel on June 26, 2019.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we completed an evaluation, as of June 30, 2019, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon our evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019 as a result of the material weakness described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness did not result in a misstatement in our final consolidated financial statements or disclosures; however, it could result in misstatements of certain account balances (such as warrant liability and change in fair value of warrant liability or the accrued expenses due to Intrexon) or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We have implemented additional review procedures, including engaging a second third-party service provider to assist in our review of the work of the third-party service provider preparing the warrant valuation analysis and will seek to implement a similar procedure for other unusual or complex transactions going forward. We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting, as well as our disclosure controls and procedures. However, while certain remediation steps have been completed in the fourth quarter of 2018 and the first quarter of 2019, the enhanced controls relating thereto are not all yet fully operational, and we may determine to take additional measures to address our control deficiencies or to modify the remediation plans described above. The identified material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.

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

The Merger Agreement has set the exchange ratio for the Ocugen capital stock at 28.7650, subject to adjustment for the reverse stock split of Histogenics common stock to be implemented prior to the consummation of the Merger. Applying the exchange ratio of 28.7650, current holders of Ocugen’s capital stock and options and warrant to purchase shares of Ocugen common stock, are expected to own, or hold rights to acquire, in the aggregate approximately 83% of the fully-diluted common stock of Histogenics, which for these purposes is defined as the outstanding common stock of Histogenics plus Series A Convertible Preferred Stock and outstanding warrants of Histogenics excluding the Investor Warrants (the Fully-Diluted Common Stock of Histogenics) and Histogenics’ current stockholders and warrantholders are expected to own, or hold rights to acquire, in the aggregate approximately 17% of the Fully-Diluted Common Stock of Histogenics, prior to giving effect to the Pre-Merger Financing (as defined below). In connection with the proposed Merger, on June 13, 2019, Ocugen and Histogenics entered into a securities purchase agreement, which was subsequently amended on June 28, 2019 (the Securities Purchase Agreement), with certain accredited investors (the Investors) pursuant to which, among other things, Ocugen agreed to issue to the Investors shares of Ocugen common stock immediately prior to the Merger and Histogenics agreed to issue to the Investors warrants to purchase shares of Histogenics common stock on the fifth trading day following the consummation of the merger (the Investor Warrants) in a private placement transaction for an aggregate purchase price of approximately $25.0 million (subject to setoff for amounts outstanding of approximately $5.29 million under certain senior secured notes previously issued or to be issued prior to the consummation of the Merger to certain of the Investors by Ocugen) (the Pre-Merger Financing). Immediately after the Merger, after giving effect to the Pre-Merger Financing and based on the exchange ratio of 28.7650, current holders of Ocugen’s capital stock and options and warrants to purchase shares of Ocugen common stock, are expected to own, or hold rights to acquire, in the aggregate approximately 86.24% of the Fully-Diluted Common Stock of Histogenics, and Histogenics’ current stockholders and warrantholders are expected to own, or hold rights to acquire, in the aggregate approximately 13.76% of the Fully-Diluted Common Stock of Histogenics.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Ocugen’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Ocugen’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Ocugen’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement The Merger Agreement does not include a price-based termination right. Because the exchange ratio does not adjust as a result of changes in the market price of our common stock, for each one percentage point change in the market price of our common stock, there is a corresponding one percentage point rise or decline, respectively, in the value of the total merger consideration payable to Ocugen’s stockholders pursuant to the Merger Agreement.

Failure to complete the proposed Merger may result in Histogenics and Ocugen paying a termination fee to the other party and could significantly harm the market price of our common stock and negatively affect the future business and operations of each company.

If the proposed Merger is not completed and the Merger Agreement is terminated under certain circumstances, we or Ocugen may be required to pay the other party a termination fee of up to $600,000 or $700,000, respectively. Even if a termination fee is not payable in connection with a termination of the Merger Agreement, each of Histogenics and Ocugen will have incurred significant fees and expenses related to the Merger, which must be paid whether or not the Merger is completed. Further, if the proposed Merger is not completed, it could significantly harm the market price of our common stock.

In addition, if the Merger Agreement is terminated and the board of directors of Histogenics or Ocugen seeks another business combination, there can be no assurance that either we or Ocugen will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement, or at all.

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

For example, certain of Ocugen’s directors and executive officers have options, subject to vesting, to purchase shares of Ocugen’s common stock which, at the closing of the Merger, shall be converted into and become options to purchase shares of our common stock, certain of Ocugen’s directors and executive officers are expected to become directors and executive officers of Histogenics upon the closing of the Merger, and all of Histogenics’ and Ocugen’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. These interests, among others, may influence the officers and directors of Histogenics and Ocugen to support or approve the proposed Merger.

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

After the completion of the Merger, the current securityholders of Histogenics and Ocugen will own a smaller percentage of the combined organization than their ownership in their respective companies prior to the Merger. Immediately after the Merger, and taking into account the Pre-Merger Financing, it is currently estimated that Ocugen securityholders will own approximately 86.24% of the Fully-Diluted Common Stock of Histogenics, and Histogenics securityholders, whose shares of Histogenics common stock will remain outstanding after the Merger, will own, or hold rights to acquire, approximately 13.76% of the Fully-Diluted Common Stock of Histogenics. These estimates are based on the anticipated exchange ratio and are subject to adjustment as provided in the Merger Agreement. See also the risk factor above titled, “The exchange ratio is not adjustable based on the market price of Histogenics common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.”

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

The combined company may be required to raise additional funds sooner than currently planned. Although the Merger Agreement does not condition the completion of the Merger upon either company holding a minimum amount of cash at the effective time of the Merger, if either or both of Histogenics or Ocugen hold less cash at the time of the closing of the Merger than the parties currently expect, the combined company will need to raise additional capital sooner than expected. Additional financing may not be available to the combined company when it needs it or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such an issuance may cause significant dilution to the combined company’s stockholders’ ownership and the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of the combined company’s technologies or product candidates and proprietary rights, or grant licenses on terms that are not favorable to the combined company.

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

The closing of the proposed Merger is subject to the satisfaction or waiver of a number of closing conditions, as described above, including the required approvals by Histogenics and Ocugen stockholders and other customary closing conditions. See the risk factors above titled, “The proposed Merger is subject to approval of the Merger Agreement by our stockholders and the Ocugen stockholders. Failure to obtain these approvals would prevent the closing of the Merger” and “If the conditions to the Merger are not met, the Merger will not occur.” If the conditions are not satisfied or waived, the proposed Merger may be materially delayed or abandoned. If the proposed Merger is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the proposed Merger, we will be subject to a number of risks, including the following:

•	we have incurred and expect to continue to incur significant expenses related to the proposed Merger even if the Merger is not consummated;

•	we could be obligated to pay Ocugen a termination fee of up to $0.6 million under certain circumstances set forth in the Merger Agreement;

•	the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed; and

•

matters relating to the proposed Merger have required and will continue to require substantial commitments of time and resources by our remaining consultants, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

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

Our assets currently consist primarily of cash and cash equivalents, our NeoCart assets, the remaining value, if any, of our deferred tax assets, our listing on The Nasdaq Capital Market and the Merger Agreement with Ocugen. While we have entered into the Merger Agreement with Ocugen, the closing of the proposed Merger may be delayed or may not occur at all and there can be no assurance that the proposed Merger will deliver the anticipated benefits we expect or enhance stockholder value. If we are unable to consummate the proposed Merger, our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Merger. Attempting to complete an alternative transaction like the proposed Merger will be costly and time consuming, and we can make no assurances that such an alternative transaction would occur at all. Alternatively, our board of directors may elect to resume our efforts to seek potential collaborative, partnering or other strategic arrangements for our NeoCart assets, including a sale or other divestiture of our NeoCart assets, or our board of directors could instead decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in a liquidation to our stockholders. Our commitments and contingent liabilities may include severance obligations, regulatory, clinical and preclinical obligations, and fees and expenses related to the proposed Merger. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company.

The issuance of shares of our common stock to Ocugen stockholders in the proposed Merger will substantially dilute the voting power of our current stockholders.

If the proposed Merger is completed, each outstanding share of Ocugen common stock will be converted into the right to receive a number of shares of our common stock equal to the exchange ratio determined pursuant to the Merger Agreement. Immediately following the Merger, and taking into account the Pre-Merger Financing, the former Ocugen securityholders immediately before the Merger are expected to own, or hold rights to acquire, approximately 86.24% of the Fully-Diluted Common Stock of Histogenics, and our stockholders immediately before the Merger are expected to own, or hold rights to acquire, approximately 13.76% of the Fully-Diluted Common Stock of Histogenics. Accordingly, the issuance of shares of our common stock to Ocugen stockholders in the Merger will reduce significantly the relative voting power of each share of Histogenics common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger. See also the risk factor above titled, “The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of Histogenics common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.”

We have incurred significant losses since our inception and anticipate that we will continue to incur substantial losses for the next several years.

We have incurred net losses in each year since our inception, including net losses of $8.6 million in 2018 and $26.4 million in 2017. As of June 30, 2019 we had an accumulated deficit of $229.5 million. We anticipate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations through the consummation of the proposed Merger, which is anticipated to occur in the third quarter of 2019. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. The amount of our future net losses will depend, in part, on the amount and timing of our expenses. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

As a result of our decision to discontinue the NeoCart development program, our activities are focused solely on completing the merger. Accordingly, if, for any reason, the Merger is not consummated, we will resume our efforts to seek additional funds through potential collaborative, partnering or other strategic arrangements to provide us with the necessary resources to complete an alternative strategic transaction or wind-down and dissolve. However, we do not have sufficient capital resources and will require significant additional financial resources in order to initiate and complete a further Phase 3 clinical trial for NeoCart. Based on our recent strategic process, we do not believe that we would be able to consummate a financing on reasonable terms sufficient to obtain such additional financial resources.

If the Merger is not completed and we are unable to raise sufficient additional funds for the development of NeoCart, whether through potential collaborative, partnering or other strategic arrangements or otherwise, which we do not believe we could do on reasonable terms, we will likely cease operations, wind-down and dissolve (whether in or out of a bankruptcy or court proceeding to do so).

If Histogenics does not successfully complete the merger, it will need to raise substantial additional capital and will likely be unable to raise the capital necessary to permit the continued development of its NeoCart program, which would likely cause it to cease operations.

At June 30, 2019, Histogenics had cash and cash equivalents of $2.8 million. Based on Histogenics’ current business plan and spending assumptions as a standalone company, we estimate that our current cash and cash equivalents together with interest thereon, will be sufficient to meet our projected operating requirements through the third quarter of 2019. Histogenics has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. Histogenics could utilize its available capital resources sooner than it currently expects, and it could need additional funding sooner than currently anticipated.

Histogenics’ future funding requirements will depend on many factors, including:

•	its ability to successfully complete the proposed Merger;

•	the terms and timing of any potential collaborative, partnering and other strategic arrangements that Histogenics may establish; and

•	the amount and timing of any licensing fees, milestone payments and royalty payments from potential collaborators, if any.

While Histogenics has been able to fund its operations to date, Histogenics has no source of revenue, nor does it expect to generate product revenue of product revenue, it will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings or debt financings or a combination of the foregoing. If Histogenics is unable to raise additional funds, it will need to continue to reduce its expenditures in order to preserve its cash. Further cost-cutting measures that Histogenics may take may not be sufficient to enable it to meet its cash requirements, and they may negatively affect Histogenics’ business and its ability to derive any value from its NeoCart program. In any event, in order to restart the NeoCart development program, Histogenics will need to raise substantial additional capital, which it does not currently believe it will be able to do on reasonable terms, if at all. Histogenics’ failure to do so would likely result in it determining to cease operations.

To the extent that Histogenics raises additional funds through potential collaborations, partnering or other strategic arrangements, it may be necessary to relinquish rights to some of its technologies or product candidates and intellectual property rights thereof, or grant licenses on terms that are not favorable to it, any of which could result in Histogenics’ stockholders having little or no continuing interest in its NeoCart assets as stockholders or otherwise. To the extent Histogenics raises additional funds by issuing equity securities, Histogenics’ stockholders would experience significant dilution, particularly given its currently-depressed stock price, and debt financing, if available, may involve restrictive covenants. Histogenics’ stockholders will experience additional, perhaps substantial, dilution should Histogenics again raise additional funds by issuing equity securities. Any additional debt or equity financing that Histogenics raises may contain terms that are not favorable to it or its stockholders. Histogenics’ ability to raise additional funds and the terms upon which it is able to raise such funds have been severely harmed by the failure of the NeoCart Phase 3 clinical trial to meet its primary endpoint and the resulting significant uncertainty regarding Histogenics’ prospects to continue as a going concern. If Histogenics is unable to complete the merger, its ability to raise additional funds and the terms upon which it is able to raise such funds may also be adversely affected by the uncertainties regarding its financial condition, uncertainties with respect to the prospects for its NeoCart program, the sufficiency of its capital resources, potential future management turnover, and volatility and instability in the global financial markets. As a result of these and other factors, there is no guarantee that sufficient additional funding will be available to Histogenics on acceptable terms, or at all.

If the sale of Histogenics’ assets relating to the NeoCart program, including patents, other intellectual property, licenses and clinical trial data is not completed, Histogenics will have less cash than currently anticipated.

On May 8, 2019, Histogenics entered into the Asset Purchase Agreement with Medavate pursuant to which Medavate will acquire all of the assets relating to the NeoCart program, including patents, other intellectual property, licenses and clinical trial data, in consideration for the payment of the Asset Consideration, conditioned upon the consummation of the merger. Completion of the Asset Sale is subject to and expected to take place immediately following the closing of the merger. It is possible, however, that factors outside of Histogenics’ control could require the parties to complete the Asset Sale at a later time, or not to complete the Asset Sale at all.

We are substantially dependent on our remaining consultants to facilitate the consummation of the proposed Merger.

In connection with our restructuring in January 2019 and a further restructuring in March of 2019, we terminated all but one employee, and we subsequently terminated our final employee in May 2019. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain the consulting services of certain of our former personnel, particularly Adam Gridley, our President and Jonathan Lieber, our Interim Chief Financial Officer. Despite our efforts to retain these individuals as consultants following their separation of service from the Company, one or more may terminate their engagement with us on short notice. The loss of the services of any of these individuals could potentially harm our ability to consummate the proposed Merger, as well as fulfill our reporting obligations as a public company.

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

Risks Related to Our Common Stock

Histogenics received deficiency letters in October 2018 and December 2018 from the Nasdaq Listing Qualifications Department (the Staff) of Nasdaq notifying Histogenics that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq Listing Rule 5550(b)(2). If Histogenics were to fail to regain compliance, its shares could be delisted from the Nasdaq Capital Market, which could materially reduce the liquidity of its common stock and have an adverse effect on its market price. A delisting could limit Histogenics’ strategic alternatives and ability to consummate a potential transaction.

On October 17, 2018, Histogenics received a deficiency letter from the Staff notifying it that, for the 30 consecutive business days prior to October 17, 2018, the closing bid price for Histogenics common stock had closed below a minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (Rule 5550(a)(2)). The Nasdaq deficiency letter had no immediate effect on the listing of its common stock, and its common stock continued to trade on The Nasdaq Capital Market under the symbol “HSGX”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Histogenics was given 180 calendar days, or until April 15, 2019 to regain compliance with Rule 5550(a)(2).

On April 16, 2019, Histogenics received a letter (the Letter) from the Staff notifying Histogenics that, based upon Histogenics’ continuing non-compliance with Rule 5550(a)(2), the Staff had determined that Histogenics common stock would be delisted from Nasdaq unless Histogenics timely requested a hearing before a Nasdaq Hearings Panel (the Panel). The Letter also noted that Histogenics was not eligible for a second 180 day grace period as it does not comply with the stockholders’ equity initial listing requirement for The Nasdaq Capital Market.

Accordingly, Histogenics timely requested a hearing before the Panel, which took place in May 2019. On May 31, 2019, Histogenics received a decision letter from the Panel (the Decision), indicating that the Panel had granted Histogenics’ request to continue its listing on The Nasdaq Capital Market in order to complete the proposed merger with Ocugen. The Decision specifies that Histogenics shall complete the merger no later than September 30, 2019, and demonstrate to the satisfaction of the Staff and the Panel that the combined entity meets all of the applicable requirements for initial listing on The Nasdaq Capital Market. The Panel reserved the right to reconsider the terms of the extension based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of Histogenics’ common stock on The Nasdaq Capital Market inadvisable or unwarranted. Histogenics’ common stock will continue to trade on The Nasdaq Capital Market under the symbol “HSGX” through the earlier of the expiration of the extension period granted by the Panel or the closing of the proposed merger.

Further, on December 19, 2018, Histogenics received a deficiency letter from the Staff notifying it that for the last 30 consecutive business days prior to December 18, 2018, the market value of its listed securities were less than $35 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (Rule 5550(b)(2)). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq provided Histogenics until June 17, 2019 to regain compliance with Rule 5550(b)(2). On June 19, 2019, Histogenics received a letter (the June Letter) from the Staff notifying Histogenics that it had failed to regain compliance with Rule 5550(b)(2) and that such compliance failure serves as an additional basis for delisting Histogenics’ common stock from The Nasdaq Capital Market. The June Letter also noted that such letter served as formal notification that the Panel will consider the failure to regain compliance with Rule 5550(b)(2)in its decision regarding Histogenics’ continued listing on The Nasdaq Capital Market, and that Histogenics should present its views with respect to this additional compliance deficiency to the Panel in writing no later than June 26, 2019, which Histogenics did on June 26, 2019.

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

•

derivative instruments recorded at fair value, including but not limited to the change in fair value of warrants issued in connection with a private placement we completed in 2016 and the common stock offering we completed in 2018;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

4.1	Form of Series A/B Investor Warrants (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on June 14, 2019, and incorporated herein by reference)

4.2	Form of Series C Investor Warrants (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on June 14, 2019, and incorporated herein by reference)

4.3	Registration Rights Agreement, dated June 13, 2019, by and among the Registrant and certain investors named therein (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K as filed on June 14, 2019, and incorporated herein by reference)

10.1	Asset Purchase Agreement dated May 8, 2019 by and between the Registrant and Medavate Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 13, 2019, and incorporated herein by reference)

10.2	Securities Purchase Agreement, dated as of June 13, 2019, by and among Ocugen, Inc., the Registrant and the investors party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 14, 2019, and incorporated herein by reference)

10.3	Form of Lock-Up Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on June 14, 2019, and incorporated herein by reference)

10.4	Form of Amendment to Securities Purchase Agreement, dated as of June 28, 2019, by and among Histogenics Corporation, Ocugen, Inc. and the investor named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on July 3, 2019, and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Histogenics Corporation

Dated: August 9, 2019	/s/ Adam Gridley
Adam Gridley
President (Principal Executive Officer)

Dated: August 9, 2019	/s/ Jonathan Lieber
Jonathan Lieber
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)