Form 10-K/A
period 2019-12-31
Ocugen, Inc.
filed 2020-04-29
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 27, 2020, there were 74,549,048 outstanding shares of the registrant’s common stock, $0.01 par value per share.

EXPLANATORY NOTE

As previously announced, on September 27, 2019, Ocugen, Inc. (formerly known as Histogenics Corporation) (referred to herein as “Ocugen” or the “Company”), completed its reverse merger with Ocugen Opco, Inc. (formerly known as Ocugen, Inc.) (“Former Ocugen”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 5, 2019,by and among Ocugen, Former Ocugen and a wholly owned subsidiary of Ocugen (“Merger Sub”), as amended (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Former Ocugen, with Former Ocugen surviving as a wholly owned subsidiary of Ocugen (the “Merger”). For accounting purposes, the Merger is treated as a “reverse asset acquisition” under generally acceptable accounting principles in the United States (“U.S. GAAP”) and Former Ocugen is considered the accounting acquirer. Accordingly, Former Ocugen’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company’s financial statements.

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Ocugen for the fiscal year ending December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2020 (the “Original Filing”). We are filing this Amendment No. 1 to include all of the Part III information required by applicable rules and regulations of the SEC. Our definitive proxy statement for our 2020 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019; therefore, we are filing this Amendment No. 1 on Form 10-K/A to provide the Part III information within the required time period. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

This Amendment No. 1 on Form 10-K/A relates to the Company’s fiscal year ended December 31, 2019, which includes the date of the completion of the Merger and is therefore relates to the Company’s first Annual Report that includes results of operations for the combined company, including Former Ocugen.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Filing and our other SEC filings.

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

i

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 on Form 10-K/A contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are based on assumptions and expectations that may not be realized and involve known and unknown risks, uncertainties and other important factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A entitled “Risk Factors” beginning on page 34 of the Original Filing, as well as those discussed in our other filings with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. As a result, you are cautioned not to unduly rely on these forward-looking statements. We do not assume any obligation to update any forward-looking statements.

ii

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Background of Directors and Executive Officers

Directors

We have three classes of directors serving staggered three-year terms. Our Board of Directors (our “Board”) is presently composed of eight directors. Class I and Class III currently consist of three directors and Class II consists of two directors. The terms of our Class III directors will expire at our 2020 annual stockholders meeting.

Set forth below is biographical information as of April 27, 2020, for our current directors. There are no family relationships among our executive officers or directors.

Name	Age	Position(s) Held with Ocugen	Director Since
Class I Directors:
Shankar Musunuri, Ph.D., MBA	56	Chairman and Chief Executive Officer	2019
Ramesh Kumar, Ph.D.	64	Director	2019
Junge Zhang, Ph.D.	53	Director	2019
Class II Directors:
Uday B. Kompella, Ph.D.	52	Director	2019
Manish Potti	33	Director	2019
Class III Directors:
Kirsten Castillo	47	Director	2020
Prabhavathi Fernandes, Ph.D.	71	Director	2020
Suha Taspolatoglu, M.D.	58	Director	2019

Shankar Musunuri, Ph.D., MBA, has served as Chairman of the Board and as our Chief Executive Officer since September 2019. Dr. Musunuri has served as the Co-Founder, Chief Executive Officer and Executive Chairman of the Board of OpCo, our wholly owned subsidiary, since September 2013 and has served as OpCo’s Chief Executive Officer since May 2015. Dr. Musunuri was a Founder, President, Chief Executive Officer, and a board member of Nuron Biotech, Inc. from April 2010 to May 2013. Previously, Dr. Musunuri spent nearly fifteen years at Pfizer Inc. where he had held various positions of increasing leadership and responsibility. Prior to Pfizer, Dr. Musunuri worked for Amylin Pharmaceuticals from 1993 to 1996. Dr. Musunuri obtained his Ph.D. in Pharmaceutical Sciences from the University of Connecticut and a Master's of Business Administration from Duke University’s Fuqua School of Business. He serves on the Advisory Board of Fuqua’s Center for Entrepreneurship and Innovation. Our Board believes Dr. Musunuri’s perspective and history as our Co-Founder and Chief Executive Officer, as well as his executive, operational and commercial expertise, qualify him to serve on our Board.

Ramesh Kumar, Ph.D., has served as a member of our Board since September 2019. Dr. Kumar has served as a director of OpCo, our wholly owned subsidiary, since June 2019. He co-founded Onconova Therapeutics, Inc. in 1998 and served as its Chief Executive Officer and a member of its board from 1998 to February 2019 and as its President from 1998 to June 2018. Dr. Kumar transitioned to an Advisory role with Onconova in January 2019. He has held positions in R&D and management at Princeton University, Bristol-Myers Squibb, DNX (later Nextran, a subsidiary of Baxter) and Kimeragen (later Valigen), where he served as President of the Genomics and Transgenics Division. Dr. Kumar obtained an undergraduate and Master’s degree in Microbiology from Panjab University and received his Ph.D. in Molecular Biology from the University of Illinois, Chicago and trained at the National Cancer Institute. Our Board believes Dr. Kumar’s extensive senior executive and public company experience, and familiarity with the pharmaceutical industry qualify him to serve on our Board.

Junge (John) Zhang, Ph.D., has served as a member of our Board since September 2019. Dr. Zhang has served as a member of the board of directors of OpCo, our wholly owned subsidiary, since May 2015. Dr. Zhang has served as the Founder, President, and CEO of Biopeptek Pharmaceuticals LLC, a custom peptide manufacturing company, since its founding in October 2010. Prior to founding Biopeptek, Dr. Zhang was with the Janssen Pharmaceutical division of Johnson & Johnson from October 2002 to April 2011. Before joining Johnson & Johnson, Dr. Zhang was a Senior Chemist at Eisai USA from December 1997 to October 2002. Dr. Zhang earned a Ph.D. in analytical chemistry from Drexel University, an M.S. in chemistry from University of Louisiana, and a B.S. in material science from Wuhan University of Technology in China. Our Board believes Dr. Zhang’s extensive senior management experience in the pharmaceutical industry provides him with the qualifications and skills to serve on our Board.

Uday B. Kompella, Ph.D., has served as a member of our Board since September 2019. Dr. Kompella has served as Co-Founder and as a member of the board of directors of OpCo since September 2013, when he and Dr. Musunuri co-founded OpCo. Dr. Kompella has served as a Professor of Pharmaceutical Sciences, Ophthalmology, and Bioengineering at University of Colorado-Anschutz Medical Campus since March 2008. He is a Fellow of the American Association of Pharmaceutical Scientists (AAPS) and the Association for Research in Vision and Ophthalmology (ARVO) and serves as the Editor-in-Chief for the journal Expert Opinion on Drug Delivery. Also, he is an editor for the journals, Pharmaceutical Research and the Journal of Ocular Pharmacology and Therapeutics. Dr. Kompella obtained his undergraduate degree from the Birla Institute of Technology and Science, a Master’s Degree in Pharmaceutical Engineering from Jadavpur University and a Ph.D. in Pharmaceutical Sciences from the University of Southern California. Our Board believes Dr. Kompella’s deep experience with our business as a co-founder of OpCo and his academic experience in pharmaceutical sciences and ophthalmology provides him with the qualifications and skills to serve on our Board.

Manish Potti has served as a member of our Board since September 2019. Mr. Potti has served as a member of the board of directors of OpCo, our wholly owned subsidiary, since November 2016 and has served as Co-Founder and President of Innogenix Pharma, a generic and specialty pharmaceutical company, since June 2016. He was previously Director of Business Development at Epic Pharma, a generic pharmaceutical company and contract manufacturing organization, from December 2014 to May 2016. Prior to his employment with Epic Pharma, Mr. Potti worked as an analyst at One William Street Capital from August 2010 to February 2014 and served as a consultant in the financial industry relating to fixed income portfolios from March 2014 to December 2014. Prior to his experience in pharmaceuticals, Mr. Potti spent several years in finance as an analyst and trader, working in investment banking and hedge funds. Mr. Potti holds a Bachelor’s of Science in Cellular and Molecular Biology from Johns Hopkins University, and a Master’s Degree in Financial Engineering from New York University. Our Board believes Mr. Potti’s financial knowledge and significant investing experience, along with his previous experience in the pharmaceutical industry, provides him with the qualifications and skills to serve on our Board.

Kirsten Castillo has over 20 years of supply chain and logistics experience, having held multiple supply chain leadership roles at a spin-off company of 3M, where she led multiple major acquisitions and integrations for the company. During her tenure at Logistics Planning Services, a privately held transportation and logistics services company, where she served as CEO, the company achieved aggressive growth plans which ultimately resulted in the sale of the business to GlobalTranz. She stayed on through the transition as Chief Operating Officer and was responsible for all company operations including regional branches in North America and Mexico, delivering $1.6 billion in revenue before stepping down to pursue new opportunities. Ms. Castillo is committed to the advancement of women and has been named the Vice President of Engagement for AWESOME (Advancing Women’s Excellence in Supply Chain, Operations, Management and Education). She received her Bachelor's of Science from the University of Minnesota and her Global Executive Master's of Business Administration from Duke Fuqua School of Business. Our Board believes Ms. Castillo’s expertise in business operations and logistics and her leadership experience provides her with the qualifications and skills to serve on our Board.

Prabhavathi Fernandes, Ph.D., has more than 35 years of pharmaceutical discovery, development and management experience in large and small pharmaceutical companies. Dr. Fernandes has held executive leadership positions at Bristol-Myers Squibb Pharmaceutical Research Institute, Abbott Laboratories and The Squibb Institute for Medical Research. After leaving BMS, she founded and led four biotechnology and CRO companies as President, Chief Executive Officer and Director of each of these companies. Prior to her retirement in December 2016, she led Cempra, Inc. for 12 years as its founder, CEO and chief scientist. Dr. Fernandes currently serves as the Chairperson of both the National Biodefense Science Board (NBSB) and the Scientific Advisory Committee of the Global Antibiotic Research and Development Partnership, a Drugs for Neglected Diseases initiative/World Health Organization (DNDi /WHO) initiative. She received her Ph.D. in Microbiology from Thomas Jefferson University. Our Board believes Dr. Fernandes’ extensive experience in the pharmaceutical and biotechnology space provides her with the qualifications and skills to serve on our Board.

Suha Taspolatoglu, M.D. has served as a member of our Board since September 2019. Dr. Taspolatoglu has served as a member of the board of directors of OpCo, our wholly owned subsidiary, since June 2017. Since 2013, Dr. Taspolatoglu has been working as the Chief Executive Officer of Abdi Ibrahim Ilac Sanayi ve Ticaret A.S., a pharmaceutical company. Dr. Taspolatoglu joined Abdi Ibrahim as the head of sales and marketing division in 2001 and became managing director of sales and marketing division in 2007. From 2009 to 2013, Dr. Taspolatoglu worked as the General Manager of Roche Turkey. Dr. Taspolatoglu is a graduate of Ankara University Faculty of Medicine and served from 1986 to 1989 as a physician in the Ministry of Health. Our Board believes Dr. Taspolatoglu’s background in marketing and sales in the pharmaceutical sector provides him with the qualifications and skills to serve on our Board.

Executive Officers

The following table sets forth the name, position and age of each of our executive officers as of the date of this report:

Name	Position	Age
Shankar Musunuri, Ph.D., MBA	Chief Executive Officer	56
Sanjay Subramanian	Chief Financial Officer, Chief Accounting Officer and Treasurer	44
Daniel Jorgensen, M.D., M.P.H., MBA	Chief Medical Officer	60
Rasappa Arumugham, Ph.D.	Chief Scientific Officer	68
Vijay Tammara, Ph.D.	Senior Vice President, Regulatory & Quality	60
Kelly Beck, MBA, SPHR, SHRM-SCP, PMP	Vice President, Investor Relations & Administration and Corporate Secretary	43

Shankar Musunuri, Ph.D., MBA – For biographical information for Dr. Musunuri, see “—Directors” above.

Sanjay Subramanian, MBA, has served as our Chief Financial Officer, Chief Accounting Officer and Treasurer since October 2019. Prior to joining us, Mr. Subramanian worked at Aralez Pharmaceuticals Inc., a specialty pharmaceutical company, where he served as Chief Financial Officer from January 2019 through September 2019, and prior to that as Vice President and Treasurer from October 2015. Aralez (renamed Old API Wind-Down Ltd. in February 2019) voluntarily commenced restructuring proceedings in Canadian Court and its U.S.-based subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in August 2018, which became effective in May 2019. He was the Director of Treasury at Bausch Health Companies, Inc., a specialty pharmaceutical company, from 2013 to October 2015. Mr. Subramanian started his finance career in 2008 at General Motors Company where he held various positions before ending as the Treasurer of GM Korea in 2012. He obtained his Master's of Business Administration from MIT Sloan School of Management, a Master of Science from both MIT and The Ohio State University and a Bachelor of Technology from Indian Institute of Technology.

Daniel Jorgensen, M.D., M.P.H., MBA, has served as our Chief Medical Officer since September 2019. Dr. Jorgensen has served as the Chief Medical Officer of OpCo, our wholly owned subsidiary, since April 2017. Prior to joining OpCo, Dr. Jorgensen worked as Chief Medical Officer at Crestovo, LLC, a clinical stage biopharmaceutical company, from April 2016 to April 2017, at Cellceutix Corporation (now Innovation Pharmaceuticals, Inc.), a clinical stage biopharmaceutical company, from January 2015 to March 2016 and at SANUWAVE Health, Inc. from May 2013 to September 2014. Dr. Jorgensen also worked at Pfizer Inc. from January 2000 to January 2010, where he served in various senior leadership positions, and at Pasteur Merieux Connaught from 1998 to 2000. Prior to joining the private sector, Dr. Jorgensen was an Epidemic Intelligence Service Officer at the Centers for Disease Control and Prevention. Dr. Jorgensen received his undergraduate degree from Yale University, his MD from the University of Wisconsin, his MPH from the University of Washington, and his Master's of Business Administration from Yale University.

Rasappa Arumugham, Ph.D., has served as our Chief Scientific Officer since September 2019. Dr. Arumugham has served as Vice President, Research and Development of OpCo, our wholly owned subsidiary, since March 2017 and had served as the Chief Scientific Officer of OpCo since March 2018. Prior to joining OpCo, Dr. Arumugham worked at Soligenix, Inc., a late stage biopharmaceutical company, as Vice President, Biopharmaceutical Development from August 2014 to March 2017 and also served as the Principal Investigator. Previously, he served as the Head of Microbial Analytics at the Manufacturing Division at Merck & Co., Inc. from December 2011 to September 2013. Prior to joining Merck, Dr. Arumugham spent 25 years in various biologics/vaccines research and development positions of increasing responsibilities at Pfizer Inc. and Wyeth. Dr. Arumugham earned his Ph.D. and MSc in Biochemistry and BSC in Chemistry from the University of Madras, India.

Vijay Tammara, Ph.D., has served as our Senior Vice President, Regulatory & Quality since December 2019 and previously served as our Vice President, Regulatory & Quality from September 2019 to December 2019. Dr. Tammara has served as Vice President, Regulatory & Quality of OpCo, our wholly owned subsidiary, since August 2017. Prior to joining OpCo, Dr. Tammara worked at VRT Pharma Consulting LLC, a business consulting company, as CEO and President from July 2014 to August 2017. Dr. Tammara previously served as VP Regulatory Affairs at Nuron Biotech Inc. from September 2010 to August 2013, Director of Regulatory Affairs at Merck & Co., Inc. from March 2004 to September 2010, Senior Associate Director at Wyeth Pharmaceuticals from September 2002 to March 2004, and Assistant Director at Sanofi-Synthelabo in Worldwide Regulatory Affairs from March 2000 to September 2000. Dr. Tammara received his Bachelor of Pharmacy from Kakatiya University, Master’s in Pharmacy from Nagpur University, and Ph.D. in Pharmaceutics from the University of Louisiana, Monroe, LA.

Kelly Beck, MBA, SPHR, SHRM- SCP, PMP, has served as our Vice President, Investor Relations and Administration and Corporate Secretary since September 2019. Ms. Beck has served as Vice President, Investor Relations and Administration of OpCo, our wholly owned subsidiary, since July 2017. Prior to joining OpCo, Ms. Beck worked at hrQ, an HR executive recruiting, consulting and interim staffing company, as Vice President and Managing Director from August 2016 June to 2017. Ms. Beck has served in senior human resources and administrative leadership roles with PRA Health Sciences from February 2015 to August 2016, DrugDev (formerly CFS Clinical) from January 2011 to January 2015, Pennsylvania Bio, from August 2009 to May 2010, Tengion, Inc. from April 2005 to August 2009 and General Fiber Communications from April 2003 to April 2005. Ms. Beck obtained her Master's of Business Administration from Penn State University with a concentration in biotechnology and health industry management, Master's of Science in Human Resource Development from Villanova University and her Bachelor's of Science in Business Administration with a concentration in Accounting from Millersville University. She also holds SPHR, SHRM-SCP and PMP certifications.

Corporate Governance and Risk Management

We are committed to good corporate governance and integrity in our business dealings. Our governance practices are documented in our Sixth Amended and Restated Certificate of Incorporation (the “Charter”), our Amended and Restated Bylaws (“Bylaws”), our Code of Business Conduct and Ethics (the “Code of Conduct”), our Corporate Governance Guidelines and the charters of the committees of the Board (the “Committees”). Aspects of our governance documents are summarized below. You can find the charter for each Committee of the Board and our Code of Conduct on our website www.Ocugen.com under “Investors.”

We have a written set of Corporate Governance Guidelines that are designed to help ensure effective corporate governance of our Company. Our Corporate Governance Guidelines cover topics including, but not limited to, director responsibilities, director qualification standards, director access to management and independent advisors, director compensation, director orientation and continuing education, the periodic evaluations of our Board and its Committees and succession planning. Succession planning for the Board is critical to our success. Our goal is to achieve a Board that provides effective oversight of the Company through the appropriate balance of diversity of perspectives, experience, expertise and skills. Our Corporate Governance Guidelines are reviewed periodically by the Nominating and Corporate Governance Committee to assess the adequacy of the corporate governance guidelines and recommend any proposed changes to the Board. The Corporate Governance Guidelines are amended by our Board when appropriate. The full text of our Corporate Governance Guidelines is available on our website at www.ocugen.com.

The Board’s role in risk oversight is consistent with our leadership structure, with management having day-to-day responsibility for assessing and managing our risk exposure and the Board actively overseeing management of our risks, both at the Board and Committee level. The risk oversight process includes receiving regular reports from Committees and our executive officers to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations (including cyber-security), finance, legal, regulatory, strategic and reputational risk.

The Board focuses on the overall risks affecting us. Each Committee has been delegated the responsibility for the oversight of specific risks that fall within its areas of responsibility. For example:

•	The Audit Committee oversees management of financial reporting, compliance and litigation risks, including risks related to our insurance, information technology, cybersecurity, human resources and regulatory matters, as well as the steps management has taken to monitor and control such exposures.
•	The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation policies, plans and arrangements and the extent to which those policies, plans and arrangements increase or decrease risk for the Company.
•	The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board, potential conflicts of interest and the effectiveness of the Board.

While each Committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through Committee reports about such risks. Matters of significant strategic risk are considered by our entire Board.

Board Leadership Structure

The Board should remain free to configure the leadership of the Board and the Company in the way that best serves the Company’s interests at the time and, accordingly, has no fixed policy with respect to combining or separating the offices of the Chairman of the Board and the Chief Executive Officer. Dr. Shankar Musunuri, our Chief Executive Officer, currently serves as the Chairman of the Board. Combining the roles of chief executive officer and chairman of the Board fosters accountability, effective decision-making and alignment between interests of the Board and management.

In the event that the Chairman is not independent, the Board may, but is not required to, appoint a Lead Independent Director, who shall be selected by a majority of the independent directors and who shall preside over executive sessions of the Board. As of the date of this report, the Board has not appointed a Lead Independent Director. The Nominating and Corporate Governance Committee shall periodically assess the Board’s leadership structure and whether the Board’s leadership structure is appropriate given the specific characteristics or circumstances of the Company.

Board Committees and Membership

Our Board has established various Committees to assist in discharging its duties: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each member of our Committees is an independent director as that term is defined by the SEC and Nasdaq. Each of the Committees has the authority, as its members deem appropriate, to engage legal counsel or other experts or consultants in order to assist the Committee in carrying out its responsibilities. The Nominating and Corporate Governance Committee is responsible for overseeing periodic self-evaluations of the Board to determine whether it and its Committees are functioning effectively. Each Committee also conducts periodic self-evaluations of their own performance and reports their conclusions to the Board.

The Committee memberships and the primary responsibilities of each of the Committees are as follows:

Director	Board	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
Shankar Musunuri, Ph.D., MBA	C
Ramesh Kumar, Ph.D.	M	C		M
Junge Zhang, Ph.D.	M		M	C
Uday B. Kompella, Ph.D.	M			M
Manish Potti	M	M
Kirsten Castillo	M		C
Prabhavathi Fernandes, Ph.D.	M		M
Suha Taspolatoglu, M.D.	M	M

M = Member / C = Chair

Audit Committee

The Audit Committee assists the Board by providing oversight of our financial management, independent auditor and accounting and financial reporting processes, as well as such other matters as directed by the Board or the Audit Committee Charter.

Among other things, the Audit Committee’s responsibilities include:

•	having sole discretion and direct responsibility for appointing, evaluating, retaining, compensating, overseeing, evaluating, and, when necessary, terminating our engagement with our independent registered public accounting firm;
•	discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures and preapproving all audit services;
•	establishing and overseeing compliance with our procedures governing treatment of complaints concerning our accounting, internal accounting controls, or auditing matters, and submissions of confidential, anonymous, employee concerns regarding accounting or auditing matters;
•	reviewing our Code of Conduct and our compliance with applicable legal requirements, as well as any litigation or material government investigations, and making corresponding reports to the Board;
•	overseeing our risk assessment and risk management processes and the guidelines and procedures to implement such processes;
•	reviewing and ratifying all related person transactions, based on the standards set forth in our Related Person Transaction Policy; and
•	preparing the Audit Committee report required to be included in our annual proxy statement.

The members of our Audit Committee are Dr. Kumar (Chair), Mr. Potti and Dr. Taspolatoglu. All members of our Audit Committee are deemed “independent” and financially literate under the applicable rules and regulations of the SEC and Nasdaq. Each of Mr. Potti and Drs. Kumar and Taspolatoglu also qualifies as an “audit committee financial expert” within the meaning of SEC regulations.

Compensation Committee

The Compensation Committee reviews the performance and development of our management in achieving corporate goals and objectives and assures that our executive officers (including our CEO) are compensated effectively in a manner consistent with our strategy, competitive practice and stockholder interests, as well as such other matters as directed by the Board or the Compensation Committee Charter. Among other things, the Compensation Committee’s responsibilities include:

•	reviewing and recommending to the Board the terms of any binding offer letters, employment agreements, termination agreements or arrangements, change-in-control agreements, indemnification agreements and other material agreements that we execute with the CEO, as well as reviewing and approving the terms of any such letters, arrangements, or agreements that we execute with any executive officer;
•	overseeing the evaluation of our executive officers and preparing assessments of their performance, to be discussed periodically with the Board; annually reviewing and making recommendations to the Board for approval of our CEO’s and other executive officers’ compensation level (including salary, bonus, incentive compensation, severance arrangements, change-in-control benefits and other forms of executive officer compensation);
•	reviewing and making recommendations to the Board regarding director compensation, including all forms of paid cash compensation and all forms of equity compensation granted to members of the Board;
•	reviewing and making recommendations to the Board regarding incentive compensation and equity-based plans, as well as approving employee benefit plans pursuant to which options or stock may be acquired by officers, directors, employees or consultants;
•	administering, or where appropriate, overseeing the administration of, executive and equity compensation plans and such other compensation and benefit plans that are adopted by us from time to time; and
•	determining stock ownership guidelines for our CEO and other executive officers and monitoring compliance with such guidelines, if deemed advisable by our Board or the Compensation Committee.

Our Compensation Committee may, in its sole discretion, retain or obtain the advice of compensation consultants, legal counsel or other advisors, after taking into consideration applicable factors affecting independence that are specified under Nasdaq and SEC regulations. Our Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any retained compensation consultant, legal counsel and other advisor, and is empowered, without further action by the Board, to both determine and cause us to pay such compensation to any retained compensation consultant, legal counsel and other advisor retained by the Compensation Committee. Our CEO annually reviews the performance of each of the other executive officers, including the other named executive officers. He then recommends annual merit salary adjustments and any changes in annual or long-term incentive opportunities for other executives. The Compensation Committee considers our CEO’s recommendations in addition to data and recommendations presented by our executive compensation consultant.

The Compensation Committee has retained Radford, an independent compensation consulting firm, since June 2018. In February 2018, Radford presented a summary executive compensation report to the Compensation Committee. Radford previously provided the Compensation Committee with data about the compensation paid by our peer group of companies and other employers who compete with the Company for executives, updated the Compensation Committee on new developments in areas that fall within the Compensation Committee’s jurisdiction and was available to advise the Compensation Committee regarding all of its responsibilities. The consultant serves at the pleasure of the Compensation Committee rather than the Company, and the consultant’s fees are approved by the Compensation Committee.

The members of our Compensation Committee are Dr. Zhang, Ms. Castillo (Chair) and Dr. Fernandes. The Board has determined that all Compensation Committee members are independent under the listing standards of Nasdaq, and that they are “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code (the “Code”).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies qualified individuals for membership on the Board, recommends to the Board the director nominees to fill vacancies on the Board and to stand for election at the next annual meeting of stockholders, develops and recommends to the Board a set of corporate governance guidelines for the Board and provides oversight of the corporate governance affairs of the Board, as well as such other matters as directed by the Board or the Nominating and Corporate Governance Charter. Among other things, our Nominating and Corporate Governance Committee’s responsibilities include:

•	periodically reviewing and adopting procedures regarding director candidates proposed by stockholders;
•	retaining and terminating any search firm used to identify director nominees, approving the search firm’s fees and other retention terms, and authorizing our payment of compensation to any such search firm without further action by the Board;
•	identifying, recommending and evaluating candidates, including candidates submitted by stockholders, for election to the Board and recommending to the Board (i) nominees to fill vacancies or new positions on the Board and (ii) the slate of nominees to stand for election by our stockholders at each annual meeting of stockholders;
•	developing and recommending to the Board corporate governance guidelines, and periodically reviewing and recommending any necessary or appropriate changes to such guidelines;
•	recommending to the Board (i) directors to be appointed to or to fill vacancies on each of our Committees; and (ii) director independence determinations for the Board as a whole and each of our Committees;
•	periodically assessing the appropriate size, composition and leadership structure of the Board as a whole, the needs of the Board and the respective committees of the Board, and the qualification of director candidates in light of these needs;
•	overseeing periodic self-evaluations of the Board to determine whether it and its committees are functioning effectively, as well as determining the nature of the evaluation, supervising the conduct of the evaluation; and preparing an assessment of the Board’s performance to be discussed with the Board;
•	reviewing the adequacy of the Charter and Bylaws and recommending to the Board, as conditions dictate, amendments for consideration by the stockholders; and
•	reviewing plans for the development, retention and succession of our executive officers.

The Nominating and Corporate Governance Committee is responsible for identifying individuals that the Committee believes are qualified to become Board members, as described below in the section entitled “Board Structure and Composition.” Although the Nominating and Corporate Governance Committee has not established a formal policy regarding the consideration of diversity in identifying director nominees, the criteria for individuals qualified to become Board members as set forth in our Corporate Governance Guidelines includes diversity as a factor for consideration. The Nominating and Corporate Governance Committee considers candidates proposed by our stockholders and reviews and evaluates information available to it regarding candidates proposed by stockholders and applies the same criteria, and follows substantially the same process in considering them, as it does in considering other candidates.

The members of our Nominating and Corporate Governance Committee are Dr. Kumar, Dr. Zhang (Chair) and Dr. Kompella. The Board has determined that all Nominating and Corporate Governance Committee members are independent under the listing standards of Nasdaq.

Compensation Committee Interlocks and Insider Participation

During 2019 and as of the date of this report, none of the members of the Compensation Committee was or is one of our officers or employees, and none of our executive officers has served or serves on the compensation committee or board of any company that employed or employs any member of our Compensation Committee or Board.

Board Structure and Composition

The Nominating and Corporate Governance Committee of our Board is responsible for recommending the composition and structure of our Board and for developing criteria for Board membership. This Committee regularly reviews director competencies, qualities and experiences, with the goal of ensuring that our Board is comprised of an effective team of directors who function collegially and who are able to apply their experience toward meaningful contributions to our business strategy and oversight of our performance, risk management, organizational development and succession planning.

Our Bylaws provide that the number of members of our Board shall be fixed by the Board from time to time. Our Board was previously fixed at four members, until September 27, 2019, when we increased the size of the Board to seven members. On April 5, 2020, we increased the size of the Board to eight members. Our Board is divided into three classes with staggered three-year terms. The Nominating and Corporate Governance Committee is responsible for identifying individuals that the Committee believes are qualified to become Board members.

Criteria for Board Membership

The Nominating and Corporate Governance Committee has identified certain criteria that it will consider in identifying director nominees. Important general criteria and considerations for Board membership include:

•	Nominees should have a reputation for integrity, honesty and adherence to high ethical standards.
•	Nominees should have demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company and should be willing and able to contribute positively to the decision-making process of the Company.
•	Nominees should have a commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees.
•	Nominees should have the interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, governmental units, creditors and the general public, and to act in the interest of all stockholders.
•	Nominees should not have, nor appear to have, a conflict of interest that would impair the nominee’s ability to represent the interests of the Company and its stockholders and to fulfill the responsibilities of a director.
•	Nominees shall not be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law. The value of diversity on the Board should be considered.
•	Nominees should have the potential to serve on the Board for at least five years.

In each of the director biographies above, we highlight the specific experience, qualifications, attributes and skills that led the Board to conclude that the director is qualified to serve on our Board.

Board and Stockholder Meeting Attendance

During 2019, the Board of Ocugen met six times; its Audit Committee met twice its Compensation Committee met twice and its Nominating and Corporate Governance Committee met once. The Board of Histogenics met 20 times and its audit committee met three times.

Each board member of Ocugen attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member, except for Suha Taspolatoglu who attended 33% of such meetings. Each of our current directors was appointed to the Board in September 2019 or later and therefore did not attend any meetings prior to September 2019.

Directors are encouraged, but not required, to attend our annual stockholder meetings. All of the directors attended the 2019 Annual Meeting except for Suha Taspolatoglu.

Code of Conduct

We have a written Code of Conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property, compliance with legal and regulatory requirements and internal reporting procedures for violations of the code. The Code of Conduct is available on our website at www.ocugen.com and any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website or in a Current Report on Form 8-K which we will file with the SEC.

Only the Board may waive any specific provision of this Code of Conduct for directors and executive officers. The compliance officer may waive any specific provision of this Code of Conduct for employees other than director and executive officers. In the event of an approved waiver involving the conduct of a director or executive officer, appropriate and prompt disclosure, including disclosure of the reasons for the waiver, must be made to our stockholders as required by applicable law and stock exchange rules. The Board shall be responsible for monitoring compliance with the Code of Conduct and shall assess the adequacy of the Code of Conduct periodically and approve any changes to the Code of Conduct.

Delinquent Section 16(a) Beneficial Ownership Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the Company’s records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the 2019 fiscal year except for (i) the Form 3’s for Shankar Musunuri, Daniel Jorgensen, Rasappa Arumugham, Vijay Tammara, Kelly Beck, Frank Leo, Ramesh Kumar, Uday Kompella, Suha Taspolatoglu and Manish Potti, which were inadvertently filed late following their respective appointments as executive officers or directors of the Company on September 27, 2019, and (ii) a Form 4 filed on October 4, 2019 for Junge Zhang, which was filed late due to an administrative error.

Item 11.	Executive Compensation.

Introductory Note Regarding Presentation of Information

On September 27, 2019, Histogenics completed the Merger of Merger Sub with OpCo. At the effective time of the Merger, the management of Histogenics was replaced with the management of OpCo. Accordingly, we have included compensation information with respect to Histogenics’ “named executive officers” under SEC rules for 2018 and 2019 and with respect to the executive officers of OpCo that would have been “named executive officers” of OpCo for 2019 (such executive officers are referred to as OpCo’s named executive officers).

Ocugen Executive Compensation

Summary Compensation Table

In connection with the Merger and since the closing date, we have been led by our senior management team from OpCo, who became the management of Ocugen. The following table shows for the years ended December 31, 2019, and 2018, compensation awarded to or paid to, or earned by, our Chief Executive Officer and our two other most highly compensated executive officers at December 31, 2019 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total Compensation ($)
Shankar Musunuri (4)	2019	420,000	141,120	—	11,200	572,320
Chief Executive Officer	2018	420,000	—	—	11,000	431,000
Daniel Jorgensen (4)	2019	341,250	79,853	—	11,200	432,303
Chief Medical Officer	2018	341,250	—	122,295	11,000	474,545
Rasappa Arumugham (4)	2019	287,000	67,158	—	11,200	365,358
Chief Scientific Officer	2018	285,500	—	122,295	11,000	418,795

(1)	The amounts represent annual performance cash bonuses earned in 2019 and paid in the following year.
(2)	Amounts represent the grant date fair value of option awards, computed in accordance with Accounting Standards Codification Accounting Topic 718: Compensation-Stock Compensation (“ASC Topic 718”).
(3)	Amounts in this column include matching contributions under the Company’s 401(k) retirement plan paid during the fiscal year.
(4)	Shankar Musunuri, Daniel Jorgensen and Rasappa Arumugham each commenced service with the Company on September 27, 2019 upon the closing of the Merger. Amounts disclosed for such officers include amounts paid for service with OpCo during the fiscal year ended December 31, 2019.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

Base Salaries

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all employees, including the Named Executive Officers. Base salaries are reviewed annually, typically in connection with the annual performance review process, and adjusted from time to time to take into account market levels, individual responsibilities, performance and experience. In December 2019, the Ocugen Board and Compensation Committee authorized adjustments to the executive management salaries to bring base salaries closer to the 50th percentile of market data for publicly traded companies. As of January 1, 2020, Dr. Musunuri’s, Dr. Jorgensen’s and Dr. Arumugham’s base salaries were increased to $500,000, $414,500 and $353,800, respectively.

Annual Cash Bonuses

We do not maintain a formal performance-based cash bonus plan, but our employment agreements with the Named Executive Officers provide that the executive may be eligible to earn an annual performance bonus of up to a targeted percentage of the executive’s base salary, further described under the heading “—Ocugen Employment Agreements” below. From time to time, our Board may approve annual bonuses for the Named Executive Officers based on individual performance, company performance or as otherwise determined to be appropriate.

Equity Compensation

For 2019, we did not have a formal policy with respect to the grant of equity incentive awards to the Named Executive Officers, or any formal equity ownership guidelines applicable to them. However, we believe that equity grants provide the Named Executive Officers with a strong link to long-term performance and retention incentives, creates an ownership culture and helps to align the interests of executive officers and stockholders. Accordingly, our Board periodically reviews the equity incentive compensation of the Named Executive Officers and from time to time may grant equity incentive awards to them.

Our practice has been to grant stock option awards to each executive officer at the start of employment and on an annual basis for performance and retention purposes. Stock options may also be granted for accomplishments of specific company milestones. Stock options are awarded on the date our board of directors approve the grant. The option exercise price and grant date fair value are set based on the per-share value on the date of grant.

Outstanding Equity Awards at Fiscal Year-End for 2019

The following table summarizes the number of shares of our common stock underlying outstanding equity incentive plan awards for each of the Named Executive Officers as of December 31, 2019 and reflect the conversion and reverse stock split that occurred in connection with the Merger.

Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Shankar Musunuri	08/26/2015	86,292	—	1.88	08/25/2025
Daniel Jorgensen	04/17/2017	17,259	8,629	6.30	04/16/2027
	12/15/2017	4,475	2,237	7.56	12/14/2027
	08/13/2018	799	1,598	12.18	08/12/2028
	12/07/2018	3,196	6,392	13.52	12/06/2028
Rasappa Arumugham	03/22/2017	15,341	7,670	6.30	03/21/2027
	12/15/2017	6,392	3,196	7.56	12/14/2027
	08/13/2018	799	1,598	12.18	08/12/2028
	12/07/2018	3,195	6,393	13.52	12/06/2028

(1)	Each option award was granted pursuant to OpCo’s 2014 Stock Option Plan. The shares subject to each option vest in three equal installments on the corresponding day of each anniversary of the vesting commencement date.

Ocugen Employment Agreements

OpCo had entered into employment agreements with each Drs. Musunuri, Jorgensen and Arumugham. Effective January 1, 2020, the Board of the Company amended and restated each of those employment agreements as described below.

Shankar Musunuri

Dr. Musunuri serves as our Chief Executive Officer and Chairman of our Board pursuant to an employment agreement with Ocugen dated as of January 1, 2020, which amended and restated previous employment agreements. In January 2020, Dr. Musunuri’s base salary was increased from $420,000 to $500,000 per annum, which is subject to annual review and adjustment by our compensation committee. In addition, Dr. Musunuri is eligible to receive a discretionary bonus in a target amount of 50% of his annual base salary, as determined by our compensation committee in its sole discretion.

Subject to his execution and nonrevocation of a release of claims in Ocugen’s favor, in the event of the termination of Dr. Musunuri’s employment by Ocugen without cause or by him for good reason, each as defined in his employment agreement, Dr. Musunuri will be entitled to (i) continued payment of his then-current annual base salary for twenty-four months and (ii) payment of his COBRA premiums for continued health benefit coverage for up to twenty-four months.

Further, pursuant to his amended and restated employment agreement, in the event of a termination of his employment three months prior to or 12 months following a Change of Control (as defined in the amended and restated employment agreement) by us without cause or by Dr. Musunuri for good reason (each as defined in the amended and restated employment agreement), Dr. Musunuri is also entitled to (i) a lump sum payment equal to 200% of his target bonus; and (ii) full vesting acceleration of unvested equity awards.

Daniel Jorgensen

Dr. Jorgensen serves as our Chief Medical Officer pursuant to an employment agreement with Ocugen dated as of January 1, 2020, which amended and restated a prior employment agreement. In January 2020, Dr. Jorgensen’s base salary was increased from $341,250 per annum to $414,500 per annum, which is subject to annual review and adjustment by our compensation committee. In addition, Dr. Jorgensen is eligible to receive a discretionary bonus in a target amount of 40% of his annual base salary, as determined by our compensation committee in its sole discretion.

Subject to his execution and nonrevocation of a release of claims in Ocugen’s favor, in the event of the termination of Dr. Jorgensen’s employment by Ocugen without cause or by him for good reason, each as defined in his employment agreement, Dr. Jorgensen will be entitled to (i) continued payment of his then-current annual base salary for twelve months and (ii) payment of his COBRA premiums for continued health benefit for up to twelve months.

Further, pursuant to his amended and restated employment agreement, in the event of a termination of his employment three months prior to or 12 months following a Change of Control (as defined in the amended and restated employment agreement) by us without cause or by Dr. Jorgensen for good reason (each as defined in the amended and restated employment agreement), Dr. Jorgensen is also entitled to (i) a lump sum payment equal to 100% of his target bonus; and (ii) full vesting acceleration of unvested equity awards.

Rasappa Arumugham

Dr. Arumugham serves as our Chief Scientific Officer pursuant to an employment agreement with Ocugen dated as of January 1, 2020, which amended and restated previous employment agreements. In January 2020, Dr. Arumugham’s base salary was increased from $287,000 to $353,800 per annum, which is subject to annual review and adjustment by our compensation committee. In addition, Dr. Arumugham is eligible to receive a discretionary bonus in a target amount of 35% of his annual base salary, as determined by our compensation committee in its sole discretion.

Subject to his execution and nonrevocation of a release of claims in Ocugen’s favor, in the event of the termination of Dr. Arumugham’s employment by Ocugen without cause or by him for good reason, each as defined in his employment agreement, Dr. Arumugham will be entitled to (i) continued payment of his then-current annual base salary for twelve months and (ii) payment of his COBRA premiums for continued health benefit coverage for up to twelve months.

Further, pursuant to his amended and restated employment agreement, in the event of a termination of his employment three months prior to or 12 months following a Change of Control (as defined in the amended and restated employment agreement) by us without cause or by Dr. Arumugham for good reason (each as defined in the amended and restated employment agreement), Dr. Arumugham is also entitled to (i) a lump sum payment equal to 100% of his target bonus; and (ii) full vesting acceleration of unvested equity awards.

Histogenics Executive Compensation

Summary Compensation Table

The following table sets forth information for the years ended December 31, 2019 and 2018, concerning the compensation awarded to or paid to, or earned by, Histogenics’ principal executive officer and each of Histogenics’ two other most highly compensated executive officers who were serving Histogenics prior to the Merger.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	All Other Compensation ($)		Total Compensation ($)
Adam Gridley (2)	2019	$99,672	191,200	(4)	—	478,065	(5)	$768,937
Former President	2018	478,065	—		186,056	—		664,121
Stephen Kennedy (2)	2019	$81,971	156,750	(6)	—	294,114	(7)	$532,835
Former Executive Vice President and Chief Operating Officer	2018	391,875	—		74,156	—		466,031
Donald Haut, Ph.D. (3)	2019	$33,553	94,354	(8)	—	283,061	(9)	$410,968
Former Chief Business Officer	2018	377,415	—		40,436	—		417,851

(1)	Represents the aggregate grant date fair value of option awards, computed in accordance with ASC Topic 718. See Note 11 to Histogenics’s consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the assumptions made by Histogenics in determining the fair value of equity awards.
(2)	Messrs. Gridley’s and Kennedy’s employment with Histogenics terminated on March 22, 2019 as part of Histogenics’ continuing strategic alternative review process. Messrs. Gridley and Kennedy retained their statutory titles and continued service in consulting capacities until the closing of the Merger. Mr. Gridley also continued service with Histogenics as a director until the closing of the Merger.
(3)	Dr. Haut’s employment with Histogenics terminated on January 23, 2019.
(4)	The amount in this column for Mr. Gridley represents the payment of a retention bonus under the Amended and Restated Executive Officer Retention Bonus Plan implemented in January 2019, pursuant to a separation agreement by and between us and Mr. Gridley.
(5)	The amount in this column for Mr. Gridley represents the payment of a one-time lump sum payment of $478,065, less all applicable withholdings, pursuant to a separation agreement by and between us and Mr. Gridley.
(6)	The amount in this column for Mr. Kennedy represents the payment of a retention bonus under the Amended and Restated Executive Officer Retention Bonus Plan implemented in January 2019, pursuant to a separation agreement by and between us and Mr. Kennedy.
(7)	The amount in this column for Mr. Kennedy represents the payment of (a) a one-time lump sum payment of $293,906, less all applicable withholdings, pursuant to a separation agreement by and between us and Mr. Kennedy; and (b) $208.06, representing the employer portion of the monthly premium under COBRA for March and April 2019.
(8)	The amount in this column for Dr. Haut represents the payment of a retention bonus under the Amended and Restated Executive Officer Retention Bonus Plan implemented in January 2019, pursuant to a separation agreement by and between us and Dr. Haut.
(9)	The amount in this column for Dr. Haut represents the payment of a one-time lump sum payment of $283,061, less all applicable withholdings, pursuant to a separation agreement by and between us and Dr. Haut.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

The compensation paid to Histogenics’ named executive officers during the year ended December 31, 2019 consisted of the following components (in addition to severance benefits described below under “Histogenics Employment Agreements and Severance Benefits”):

•	Base salary;
•	Performance-based cash bonuses; and
•	Long-term incentive compensation in the form of stock options.

Base Salaries

For the year ended December 31, 2019, the annual base salaries for Histogenics’ named executive officers were as follows: Mr. Gridley – $478,065; Mr. Kennedy – $391,875; and Dr. Haut – $377,415. Messrs. Gridley’s and Kennedy’s employment with Histogenics terminated on March 22, 2019 and Dr. Haut’s employment with Histogenics terminated on January 23, 2019. In addition to actions taken with respect to hiring new, or promoting existing, executive officers, Histogenics’ Compensation Committee approved the annual base salaries for Histogenics’ named executive officers for the fiscal year ended December 31, 2019.

Performance-Based Bonuses

Pursuant to employment agreements with Messrs. Gridley and Kennedy and Dr. Haut, each named executive officer was eligible to earn an annual bonus equal to a specified percentage of his base salary (60% with respect to Mr. Gridley, 40% with respect to Mr. Kennedy and 35% with respect to Dr. Haut). The actual amount of bonus earned was determined by Histogenics’ Board based on performance and the officer’s achievement of objectives and goals determined by Histogenics’ Chief Executive Officer (or, with respect to Mr. Gridley, the Histogenics Board). No performance-based bonuses were awarded to Histogenics’ named executive officers for the year ended December 31, 2019.

Long-Term Incentive Compensation

Histogenics historically offered stock options to its employees, including its named executive officers, as the long-term incentive component of Histogenics’ compensation program. Histogenics stock options allowed its employees to purchase shares of Histogenics common stock at a price equal to the fair market value of Histogenics common stock on the date of grant. Histogenics stock options generally vested as to 25% of the total number of option shares on the first anniversary of the award and in equal monthly installments over the following 36 months.

Histogenics Outstanding Equity Awards at Fiscal Year-End for 2019

Prior to the closing of the Merger, each unexpired and unexercised option to purchase Histogenics common stock, whether vested or unvested, was cancelled effective as of immediately prior to the effective time of the Merger. Accordingly, there are no outstanding equity incentive plan awards for Histogenics named executive officers as of December 31, 2019.

Histogenics Employment Agreements and Severance Benefits

Adam Gridley

In April 2014, Histogenics entered into a letter agreement with Adam Gridley, under which Mr. Gridley agreed to become Histogenics’ president and chief executive officer, effective as of May 12, 2014. Under this agreement, Mr. Gridley’s base salary for 2019 was $478,065 per year. Mr. Gridley was eligible to receive an annual cash bonus with a target equal to 60% of his base salary, subject to satisfaction of objective or subjective criteria established by the Histogenics Board.

Pursuant to a reduction in force approved by the Histogenics Board in March 2019, Mr. Gridley’s employment with Histogenics terminated effective March 22, 2019. Mr. Gridley retained his statutory titles of president, treasurer and secretary of Histogenics while he provided consulting services to Histogenics, and remained a director of Histogenics until September 27, 2019. In connection with the execution of the separation agreement entered into between the Histogenics and Mr. Gridley in connection with his termination, Mr. Gridley received (i) $478,065 and (ii) payment of monthly COBRA premiums until the earlier of 12 months, the expiration of COBRA continuation coverage and the date when Mr. Gridley is offered substantially equivalent health insurance in connection with new employment or self-employment. Mr. Gridley also received $191,200 pursuant to the Histogenics’ Amended and Restated Executive Officer Retention Bonus Plan then in effect. Histogenics and Mr. Gridley also entered into a consulting agreement pursuant to which Mr. Gridley provided consulting services to Histogenics through June 30, 2019 for an hourly fee of $250.

In connection with the closing of the Merger, all of Mr. Gridley’s options to purchase Histogenics shares were cancelled.

Stephen Kennedy

In October 2017, Stephen Kennedy was promoted to Chief Operating Officer of Histogenics. In connection with this promotion, Histogenics entered into an amended and restated employment agreement with Mr. Kennedy. Under this amended agreement, Mr. Kennedy’s base salary for 2019 was $391,875. Mr. Kennedy was eligible to receive an annual cash bonus equal to 40% of his base salary, subject to satisfaction of objective or subjective criteria established by the Histogenics Board.

Pursuant to a reduction in force approved by the Histogenics Board in March 2019, Mr. Kennedy’s employment with Histogenics terminated effective March 22, 2019. In connection with the execution of the separation agreement entered into between Histogenics and Mr. Kennedy, Mr. Kennedy received (i) $293,906 and payment of monthly COBRA premiums until the earlier of 12 months, the expiration of COBRA continuation coverage and the date when Mr. Kennedy is offered substantially equivalent health insurance in connection with new employment or self-employment. Mr. Kennedy also received $156,750 pursuant to the Histogenics’ Amended and Restated Executive Officer Retention Bonus Plan then in effect. Histogenics and Mr. Kennedy also entered into a consulting agreement pursuant to which Mr. Kennedy provided consulting services to Histogenics through June 30, 2019 for an hourly fee of $220.

In connection with the closing of the Merger, on September 27, 2019 all of Mr. Kennedy’s outstanding and unexercised options to purchase Histogenics shares were cancelled.

Donald Haut, Ph.D.

In June 2017, Histogenics entered into an employment agreement with Donald Haut, Ph.D. in connection with his appointment as Histogenics’ Chief Business Officer. Under this agreement, Dr. Haut’s base salary for 2019 was $377,415. Dr. Haut was eligible to receive an annual cash bonus with a target amount equal to 35% of his base salary, subject to satisfaction of objective or subjective criteria established by the Histogenics Board.

Dr. Haut was terminated in connection with a reduction in force implemented in January 2019. On January 23, 2019, Histogenics and Dr. Haut entered into a Separation Agreement pursuant to which Dr. Haut received (i) $283,061 and (ii) payment of monthly COBRA premiums until the earliest of 9 months, the expiration of COBRA continuation coverage or the date Dr. Haut is offered substantially equivalent health insurance coverage in connection with new employment or self-employment. Dr. Haut also received $94,354 pursuant to the Histogenics’ Amended and Restated Executive Officer Retention Bonus Plan then in effect and an additional nine months of vesting for all outstanding options at the time of separation.

In connection with the closing of the Merger, on September 27, 2019, all of Dr. Haut’s outstanding and unexercised options to purchase Histogenics shares were cancelled.

Histogenics Change in Control Benefits

Pursuant to the employment agreements in effect prior to the Merger, which, as described above, were each terminated in 2019, in the event that Histogenics experienced a change in control and within twelve months after such change in control, a named executive officer was terminated by Histogenics without cause or such individual resigned for good reason, then such individual’s options would become fully vested and exercisable. For purposes of the stock option agreements, change in control meant an acquisition by any individual, entity or group of 50% or more of Histogenics’ voting stock, certain changes in the composition of the Histogenics Board, Histogenics’ merger, consolidation, liquidation, dissolution or sale of all or substantially all of Histogenics’ assets.

Director Compensation

Introductory Note

On September 27, 2019, Histogenics completed the Merger of Merger Sub with OpCo. At the effective time of the Merger, each Histogenics director resigned and each of the OpCo directors was appointed to our Board. Accordingly, we have provided compensation disclosure with respect to all directors of Histogenics that served during 2019 and for those directors of OpCo that were appointed to our Board in connection with the Merger.

Director Compensation Program

Immediately following the closing of the Merger and up to December 31, 2019, we did not have a formal director compensation policy in place. In connection with the Merger, the Histogenics’ director compensation program was suspended. On January 1, 2020, the Board approved a new cash and equity compensation arrangement for the Company’s non-employee directors. The arrangement has the following features:

•	Initial Equity Grant. Each non-employee director who joins the Board will receive options to purchase 54,000 shares of common stock, which will vest monthly over three years, subject to continued service.
•	Annual Equity Grant. Each non-employee director will, subject to continued service, be granted an annual grant of options to purchase 27,000 shares of common stock. Such options will be granted to each current non-employee director beginning in 2021 on the date of our annual meeting of stockholders, and will vest at the sooner of the one-year anniversary of the grant date or the next annual meeting. The strike price for such options will be the closing price of our common stock on the date of the grant.
•	Cash Retainers. The compensation arrangement provides for annual cash retainers for service on the Board and committees of the Board, or for service as chair of such committees, as follows:

Compensation Category	Amount
Annual Base Cash Retainer	$40,000
Additional Committee Chair Compensation:
Audit Committee:	$17,000
Compensation Committee:	$12,500
Nominating and Corporate Governance Committee:	$8,000
Additional Committee Membership Compensation:
Audit Committee:	$8,500
Compensation Committee:	$6,250
Nominating and Corporate Governance Committee:	$4,000

Summary Ocugen 2019 Director Compensation

Our non-employee directors who were appointed in connection with the Merger did not receive compensation for their service on the board of directors for the period immediately following the closing of the Merger on September 27, 2019 and up to December 31, 2019. Dr. Musunuri served as an employee of Ocugen during 2019, as well as a member of our board of directors, and he did not receive any additional compensation as a member of our board of directors. Dr. Musunuri’s compensation as an employee is described under “—Executive Compensation” above.

The following table sets forth information regarding outstanding option awards held by each of our non-employee directors as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Uday Kompella, Ph.D	7,191	—	1.88	August 25, 2025 (3)
Ramesh Kumar, Ph.D.	—	—
Frank Leo (1)	14,382	—	2.94	June 15, 2026 (3)
Manish Potti	—	—
Suha Taspolatoglu, M.D.	—	—
Junge Zhang, Ph.D.	—	—
Kirsten Castillo (2)	—	—
Prabhavathi Fernandes, Ph.D. (2)	—	—

(1)	Mr. Leo resigned from the Board as of April 3, 2020.
(2)	Ms. Castillo and Dr. Fernandes were appointed to the Board on April 5, 2020.
(3)	Options vested immediately upon date of grant.

Summary Histogenics 2019 Director Compensation

The following table provides summary information regarding 2019 compensation to Histogenics’ non-employee directors. Each of the directors listed below resigned from our Board in connection with the Merger, except for Dr. Kong, Mr. Johnson and Messrs. Lewis and Rakin, who resigned from the Histogenics board of directors on February 22, 2019, February 27, 2019 and June 20, 2019, respectively.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Garheng Kong, M.D., Ph.D.	15,118	—	—	15,118
Joshua Baltzell	64,554	—	—	64,554
David Gill	32,500	—	—	32,500
John Johnson	13,209	—	—	13,209
Michael Lewis	21,875	—	—	21,875
Kevin Rakin	24,375	—	—	24,375
Susan Washer	37,662	—	—	37,662
David C. Hood (2)	15,000	—	—	15,000

(1)	Mr. Gridley was not eligible in 2019 to receive any compensation from Histogenics for his service as a director pursuant to Histogenics’ Amended and Restated Compensation Program for Non-Employee Directors because Mr. Gridley was an employee of Histogenics.
(2)	Mr. Hood was appointed to the Histogenics board of directors on July 19, 2019 and resigned on September 27, 2019.

Prior to the closing of the Merger, each unexpired and unexercised option to purchase Histogenics common stock, whether vested or unvested, was cancelled effective as of immediately prior to the effective time of the Merger. Accordingly, there are no outstanding equity incentive plan awards for Histogenics non-employee directors as of December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock as of April 15, 2020 by (a) each named executive officer identified in the Summary Compensation Table above, (b) each director and (c) all executive officers and directors as a group. As of April 15, 2020, there were no persons known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock.

The percentage of common stock outstanding is based on 52,625,228 shares of our common stock outstanding as of April 15, 2020. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of April 15, 2020 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated, the street address of each beneficial owner is c/o Ocugen, Inc., 5 Great Valley Parkway, Suite 160, Malvern, PA 19355.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Named Executive Officers and Directors
Shankar Musunuri, Ph.D., MBA (1)	1,875,187	3.6%
Daniel Jorgensen, M.D., M.P.H., MBA (2)	34,358	*
Rasappa Arumugham, Ph.D. (3)	33,397	*
Adam Gridley	7,000	*
Stephen Kennedy	—	—
Donald Haut, Ph.D.	—	—
Ramesh Kumar, Ph.D. (4)	7,500	*
Junge Zhang, Ph.D. (5)	1,184,404	2.2%
Uday Kompella, Ph.D. (6)	1,445,135	2.7%
Manish Potti (7)	228,793	*
Kirsten Castillo (8)	3,000	*
Prabhavathi Fernandes, Ph.D. (9)	3,000	*
Suha Taspolatoglu, M.D. (10)	770,248	1.5%
All executive officers and directors as a group (13 persons)	5,654,787	10.7%

* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)	Consists of (i) 406,000 shares of common stock; 7,191 shares of common stock issuable upon exercise of warrants exercisable within 60 days of April 15, 2020; and 86,292 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 15, 2020; and (ii) 1,375,299 shares of common stock and 405 shares of common stock issuable upon exercise of warrants exercisable within 60 days of April 15, 2020, in each case held by KVM Holdings LLC. Dr. Musunuri is a member and officer of KVM Holdings, LLC and has voting and investment power over the shares held by KVM Holdings, LLC.
(2)	Consists of 34,358 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2020.
(3)	Consists of 33,397 shares issuable pursuant to stock options exercisable within 60 days of April, 15 2020.
(4)	Consists of 7,500 shares issuable pursuant to stock options exercisable within 60 days of April, 15 2020.

(5)	Consists of (i) 818,578 shares of common stock and 7,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 15, 2020; and (ii) 212,853 shares of common stock and 145,473 shares of common stock issuable upon exercise of warrants exercisable within 60 days of April 15, 2020, in each case held by Gupiao Trust. Mr. Zhang is the beneficiary of Gupiao Trust has voting and investment power over securities held by Gupiao Trust.
(6)	Consists of (i) 950,674 shares of common stock, 354 shares of common stock issuable upon exercise of warrants exercisable within 60 days of April 15, 2020, and 14,691 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 15, 2020; and (ii) 479,416 shares of common stock held by Kompella LLC. Mr. Kompella has voting and investment power over the shares of common stock held by Kompella LLC.
(7)	Consists of (i) 7,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 15, 2020 and (ii) 123,429 shares of common stock and 97,864 shares of common stock issuable upon exercise of warrants exercisable within 60 days of April 15, 2020, in each case held by Scotland Parkway LLC. Mr. Potti is a managing member of Scotland Parkway LLC and has voting and investment power over securities held by Scotland Parkway LLC.
(8)	Consists of 3,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2020.
(9)	Consists of 3,000 shares issuable pursuant to stock options exercisable within 60 days of April 15, 2020.
(10)	Consists of (i) 7,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 15, 2020 and (ii) 742,905 shares of common stock and 19,843 shares of common stock issuable upon exercise of warrants exercisable within 60 days of April 15, 2020, in each case held by Abdi Ibrahim Uluslararası İlaç Yatırımları Sanayi ve Ticaret A.Ş (“Abdi”). Dr. Taspolatogula is the Chief Executive Officer of Abdi and has voting and investment power over securities held by Abdi.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2019, with respect to our equity compensation plan in effect on that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders (1)	164,500	$0.39	1,897,125
Equity compensation plans not approved by security holders (2)	566,689	$5.81	215,692
Total	731,189	$4.59	2,112,817

(1)	Includes securities issuable under the Ocugen, Inc. 2019 Equity Incentive Plan (the “2019 Plan”).
(2)	Includes securities issuable under the Ocugen, Inc. 2014 Stock Option Plan (the “2014 Plan”). Persons eligible to participate in the 2014 Plan are those employees, officers and directors of, and consultants and advisors to us, as selected from time to time by the Compensation Committee, as administrator. The 2014 Plan permits the grants of (1) options to purchase common stock, including options intended to qualify as incentive stock options under Section 422 of the Code, and (2) shares of common stock directly. The per share option exercise price and term of each option will be determined by the Compensation Committee, but the exercise price may not be less than fair market value of the common stock on the date of grant. The 2014 Plan provides that in connection with a “change in control,” as defined in the 2014 Plan, the Compensation Committee may take whatever action with respect to outstanding options it deems necessary or desirable, including, without limitation, accelerating the vesting, expiration or termination date of such options. No options may be granted under the 2014 Plan after February 10, 2024.
(3)	Consists of (a) 2,061,625 shares initially available for issuance under the 2019 Plan, minus 164,500 shares to be issued upon the exercise of outstanding options, warrants and rights and (b) 782,381 shares initially available for issuance under the 2014 Plan, minus 566,689 shares to be issued upon the exercise of outstanding options. Pursuant to the terms of the 2019 Plan’s “evergreen” provision, an additional 2,105,009 shares of common stock were added to the 2019 Plan, effective January 1, 2020. Pursuant to the “evergreen” provision, as of the first business day of each fiscal year, the aggregate number of shares of Common Stock that may be issued under the 2019 Plan shall automatically increase by a number equal to the lesser of (x) 4.0% of the total number of shares of Common Stock outstanding on December 31 of the prior year, or (y) a number of shares of Common Stock determined by the Company’s board of directors

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related-Party Transactions

Policies and Procedures

Our Board has adopted a written related party transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers any financial transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of (i) $120,000 in any twelve-month period or (ii) 1% of the average of our assets at the end of the last two fiscal years and in which any related person had, has or will have a direct or indirect material interest. Our management is responsible for determining whether a transaction is a related party transaction subject to our policy, and upon subject determination, is responsible for disclosing the material facts concerning the transaction and the related party’s interest in our transaction to our Audit Committee. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all available relevant facts and circumstances with respect to the transaction and shall evaluate all available options, including ratification, revision or termination of the transaction. All of the transactions described as Ocugen transactions under “—Certain Relationships and Related Party Transactions” in this report were either approved or ratified in compliance with the Ocugen related party transaction policy.

Histogenics had adopted a related-party transaction policy under which its directors, executive officers and any person who was known to be the beneficial owner of more than 5% of any class of Histogenics voting securities, including their immediate family members and affiliates, were not permitted to enter into a related-party transaction with Histogenics without the prior consent of Histogenics’ Audit Committee or another independent committee of the Histogenics Board where it was inappropriate for its Audit Committee to review such transaction due to a conflict of interest. Any request for Histogenics to enter into a transaction with an executive officer, director or any of such persons’ immediate family members or affiliates, in which the amount involved exceeded $120,000 must have first been presented to Histogenics’ Audit Committee for review, consideration and approval. All of Histogenics’ directors and executive officers were required to report to its Audit Committee any such related party transaction. In approving or rejecting the proposed agreement, Histogenics’ Audit Committee was to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including costs and benefits to Histogenics, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence. Histogenics’ Audit Committee was to approve only those agreements that, in light of known circumstances, were not inconsistent with Histogenics’ best interests, as Histogenics’ Audit Committee determined in the good faith exercise of its discretion. All of the transactions described as Histogenics transactions under “—Certain Relationships and Related Party Transactions” in this report were either approved or ratified in compliance with the Histogenics related-party transaction policy.

Certain Relationships and Related Party Transactions

Described below are any transactions occurring since January 1, 2018 and any currently proposed transactions to which either we were a party and in which:

•	the lesser of $120,000 or 1% of the average of the total assets at year-end for the last two completed fiscal years; and
•	a director, executive officer, holder of more than 5% of our outstanding capital stock or any member of such person’s immediate family had or will have a direct or indirect material interest, other than the compensation, termination and change of control arrangements that are described under “—Ocugen Executive Compensation” under Item 11 of this report.

The historical share and per share amounts set forth below do not reflect the reverse stock split that occurred in connection with the Merger.

2018 and 2019 Convertible Promissory Note Financing

From January 2018 through February 2019, OpCo issued an aggregate principal amount of $8.75 million of convertible promissory notes that accrued interest at a rate of 5% per annum (the “2018 Notes”). In connection with the April 2019 common stock issuance described below, all of the 2018 Notes, including all principal and accrued interest were converted into 2,195,157 shares of OpCo common stock at a conversion price of $4.165 per share. The table below sets forth the principal amount of the 2018 Notes purchased by related parties as well as the number of shares of OpCo common stock acquired by each such related party upon conversion of the 2018 Notes:

Participants	Principal Amount of Notes Purchased	OpCo Shares of Common Stock Issued Upon Conversion
JSC “Lancaster Group Kazakhstan”	$2,500,000	637,755
Abdi Ibrahim Uluslararasi Ilac Yaturmlari Sanayi ve Ticaret A.S. (1)	$2,500,000	637,755
Bharath R. Potti (2)	$200,000	49,874
Manish Potti	$700,000	174,675
Martin Coyne (3)	$150,000	36,615
Vinayak Potti (4)	$100,000	24,510
Sreekanth Madathil (5)	$50,400	12,353

(1)	Suha Taspolatoglu, M.D., one of our directors, is the chief executive officer of Abdi Ibrahim Ilac Sanayi ve Ticaret A.S.
(2)	Bharath Potti is the brother of Manish Potti, one of our directors.
(3)	Martin Coyne served as a director of OpCo until June 2019.
(4)	Vinayak Potti is the cousin of Manish Potti, one of our directors.
(5)	Sreekanth Madathil is the cousin of Manish Potti, one of our directors.

April 2019 Common Stock Financing

In April 2019, each of JSC “Lancaster Group Kazakhstan” and Abdi Ibrahim Uluslararasi Ilac Yaturmlari Sanayi ve Ticaret A.S. purchased 84,034 shares of OpCo common stock at a per share price of $5.95 for an aggregate purchase price of $1.0 million.

February 2019 Repricing and Exercise of Warrants

In September 2016, Histogenics entered into a securities purchase agreement with certain institutional and accredited investors (the “Securities Purchase Agreement”) for the sale and issuance of 2,596,059 shares of Histogenics common stock (the “Common Shares”) and 24,158.8693 shares of Histogenics Series A Convertible Preferred Stock (the “Preferred Stock,” and such shares, the “Preferred Shares”), which Preferred Shares were convertible into an aggregate of 10,737,275 shares of Histogenics common stock, for total consideration of approximately $30,000,000 (the “Private Placement”).

As part of the Private Placement, Histogenics provided each purchaser 100% warrant coverage based on an as-converted number of shares of Histogenics common stock issued and issuable upon conversion of the Preferred Shares plus the Common Shares and accordingly issued the investors warrants (the “2016 Warrants”). The exercise price of the 2016 Warrants was $2.25 per share. Also as described below, as part of the October 2018 Offering, Histogenics sold and issued the 2018 Warrants. The exercise price of the 2018 Warrants was $0.70 per share, subject to Histogenics’ right pursuant to Section 2(e) of the 2018 Warrants to reduce the exercise price to any amount and for any period of time deemed appropriate by Histogenics Board (the “Voluntary Adjustment Right”).

On February 8, 2019, Histogenics and certain holders of the 2016 Warrants (the “Participating 2016 Holders”) entered into a Warrant Amendment and Exercise Agreement (the “2016 Exercise Agreement”) pursuant to which Histogenics agreed to reduce the exercise price of the 2016 Warrants held by such Participating 2016 Holders from $2.25 to $0.01 per share (the “2016 Reduced Exercise Price”) in consideration for the exercise of the 2016 Warrants held by such Participating 2016 Holders in full at the 2016 Reduced Exercise Price for cash and provided a general release of claims of such Participating 2016 Holders against Histogenics with respect to the 2016 Warrants. Histogenics also agreed to modify the reference to “three (3) Trading Days” in the first sentence of Section 2(d)(i) of the 2016 Warrants held by the Participating 2016 Holders to “two (2) Trading Days.” The Participating 2016 Holders owned, in the aggregate, 2016 Warrants to purchase a total of 12,957,953 shares of Histogenics common stock. After the full exercise of the 2016 Warrants held by the Participating 2016 Holders, 2016 Warrants to purchase approximately 508,714 shares of Histogenics common stock remained outstanding.

On February 8, 2019, pursuant to the Voluntary Adjustment Right, Histogenics determined to reduce the exercise price of the 2018 Warrants from $0.70 to $0.01 per share (the “2018 Reduced Exercise Price”) through the close of business on February 8, 2019. Additionally, on February 8, 2019, Histogenics and all of the holders of the 2018 Warrants (the “Participating 2018 Holders” and, together with the Participating 2016 Holders, the “Holders”) entered into a Warrant Exercise Agreement (the “2018 Exercise Agreement”) pursuant to which in consideration for the 2018 Reduced Exercise Price, the Participating 2018 Holders agreed to exercise the 2018 Warrants held by such Participating 2018 Holders in full at the 2018 Reduced Exercise Price for cash and provided a general release of claims of such Participating 2018 Holders against Histogenics with respect to the 2018 Warrants. The Participating 2018 Holders owned, in the aggregate, 2018 Warrants to purchase a total of 19,616,250 shares of Histogenics’ common stock. After the full exercise of the 2018 Warrants held by the Participating 2018 Holders, no 2018 Warrants remain outstanding.

Wilmslow Estate Limited (“Wilmslow”), which was a greater than 5% holder of Histogenics common stock and an affiliate of Michael Lewis, a former member of the Histogenics Board, exercised their outstanding 2016 Warrants and 2018 Warrants pursuant to a 2016 Exercise Agreement and 2018 Exercise Agreement, respectively. Kevin Rakin, a former member of the Histogenics Board, and certain of his affiliated trusts, exercised their outstanding 2016 Warrants and 2018 Warrants pursuant to a 2016 Exercise Agreement and 2018 Exercise Agreement, respectively.

October 2018 Public Offering

In October 2018, Histogenics closed an underwritten public offering (the “October 2018 Offering”) of 26,155,000 shares of Histogenics common stock and warrants to purchase up to 19,616,250 shares of common stock, at a combined purchase price of $0.65 per share of common stock and accompanying warrant (the “Securities”). The gross proceeds from this offering were $17.0 million, before deducting underwriting discounts and commissions, and offering expenses payable by Histogenics. The warrants (the “2018 Warrants”) were exercisable immediately upon issuance at a price of $0.70 per share of common stock and have a term of five years commencing on the date of issuance.

Wilmslow, which was a greater than 5% holder of Histogenics common stock and an affiliate of Michael Lewis, a former member of the Histogenics Board, purchased securities in the October 2018 Offering. Kevin Rakin, a former member of the Histogenics Board, purchased Securities in the October 2018 Offering.

Collaboration with Advaite, Inc.

In April 2020, the Company entered into an agreement with Advaite, Inc., (“Advaite”) to provide certain support services for Advaite's development of a diagnostic test kit that is designed to detect antibodies to COVID-19. Advaite was co-founded and is being managed by Mr. Karthik Musunuri, the son of the Company's Chief Executive Officer, Chairman of the Board and co-founder, Dr. Shankar Musunuri. Pursuant to the agreement, the Company will be paid on an hourly basis at a rate between $200-$375 for those hours actually worked on Advaite related projects by specific employees, and will receive tiered royalty payments based on cumulative net sales of the test kit. No amount was paid or invoiced for the year ended December 31, 2019.

Employment Agreements

For information on employment arrangements and compensation for service as an Ocugen officer or on the Ocugen Board, see “—Ocugen Executive Compensation” under Item 11 of this report.

Indemnification Agreements

Ocugen’s Certificate of Incorporation and Bylaws require Ocugen to indemnify its directors and officers to the fullest extent permitted by Delaware law. Ocugen has also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that Ocugen will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our Bylaws and Amended and Certificate of Incorporation.

Histogenics had entered into indemnification agreements with its former directors, executive officers and certain key employees. Under these agreements, Histogenics agreed to indemnify its directors, executive officers and certain key employees against any and all expenses incurred by them in connection with proceedings because of their status as one of Histogenics’ directors, executive officers or key employees to the fullest extent permitted by Delaware law, subject to certain limitations. In addition, these indemnification agreements provided that, to the fullest extent permitted by Delaware law, Histogenics would pay for all expenses incurred by its directors, executive officers and certain key employees in connection with a legal proceeding arising out of their service to Histogenics.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, Histogenics’ amended and restated bylaws provided that Histogenics was authorized to enter into indemnification agreements with its directors and executive officers and Histogenics was authorized to purchase directors’ and officers’ liability insurance, which Histogenics maintained to cover its directors and executive officers.

Independence of the Board of Directors

Under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Our Board has determined all of our directors, except for Dr. Musunuri, are “independent” directors, as defined under the rules of Nasdaq. In making such determination, the Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of our common stock by each non-employee director. Our independent directors generally meet in executive session at each regularly scheduled Board meeting.

The Histogenics Board of Directors determined, prior to the completion of the Merger, that in the fiscal year ended December 31, 2019, the following directors were “independent” directors, as defined under the rules of Nasdaq: David Gill; John H. Johnson; Garheng Kong, M.D., Ph.D.; Kevin Rakin; Susan Washer; Michael Lewis and Josh Baltzell. Adam Gridley, Histogenics’ former Chief Executive Officer, served on the Histogenics Board of Directors and was deemed not “independent” by virtue of being an employee of Histogenics.

Item 14.	Principal Accountant Fees and Services.

General

The Audit Committee of the Board has appointed and engaged Ernst & Young LLP to serve as our independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries for the 2020 fiscal year, and to perform audit-related services. Ernst & Young LLP had audited OpCo’s financial statements since 2018. Grant Thornton LLP had served as the Company’s independent registered public accounting firm since 2012.

Change in Certifying Accountant

On September 27, 2019, the Audit Committee approved the termination the Company’s engagement with Grant Thornton LLP. The Company notified Grant Thornton LLP on October 9, 2019 that it would be dismissed as the Company’s independent registered public accounting firm effective immediately.

Grant Thornton LLP’s reports on the Company’s financial statements for the years ended 2017 and 2018 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended 2017 and 2018, and the subsequent interim period through October 9, 2019, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

On September 27, 2019, the Audit Committee approved the appointment of Ernst & Young LLP as the Company’s new independent registered public accounting firm, effective upon the dismissal of Grant Thornton LLP.

Independent Registered Public Accounting Firm Fees

Current Independent Registered Public Accounting Firm Fees

The Audit Committee works with our management in order to negotiate appropriate fees with its independent registered public accounting firm and is ultimately responsible for approving those fees. The following is a summary and description of fees for services provided by the independent registered public accounting firm, Ernst & Young LLP, in fiscal years 2019 and 2018 (including the financial statements of OpCo). Other than as set forth below, no professional services were rendered or fees billed by Ernst & Young LLP during fiscal years 2018 and 2019.

Service	2019	2018
Audit Fees	$827,859	$345,171
Audit-Related Fees	—	—
Tax Fees	—	$37,595
All Other Fees	—	—
Total	$827,859	$382,766

“Audit Fees” means the fees billed or incurred by Ernst & Young LLP for professional services rendered in connection with the annual audit and quarterly reviews of our consolidated financial statements for the years ended December 31, 2019 and 2018, and the fees billed in connection with the filing of registration statements with the SEC.

“Audit-Related Fees” consisted of amounts paid to Ernst & Young LLP for assurance and related services reasonably related to the performance of the audit or review of the financial statements and that are not reported under the Audit Fees category. There were no such fees incurred during the years ended December 31, 2019 or 2018.

“Tax Fees” consisted of amounts paid to Ernst & Young LLP for tax compliance and consulting. There were no such fees incurred during the year ended December 31, 2019.

Other Auditors

The following table presents the fees for professional services earned by Grant Thornton LLP, Histogenics’ independent registered public accounting firm, for services rendered for the years ended December 31, 2019 and 2018, respectively.

Service	2019	2018
Audit Fees	$110,725	$420,548
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$110,725	$420,548

“Audit Fees” means the fees billed or incurred by Grant Thornton LLP for professional services rendered in connection with (i) the quarterly reviews of Histogenics’ consolidated financial statements during 2019, (ii) the annual audit and quarterly reviews of Histogenics’ consolidated financial statements for the year ended December 31, 2018, (iii) consents issued for registration statements filed with the SEC, and (iv) the use of Grant Thornton LLP’s online research tool for 2018.

All fees described above were pre-approved by the Histogenics Audit Committee in accordance with applicable SEC requirements.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm. The Audit Committee’s charter establishes a policy that all audit and permissible non-audit services provided by the independent registered public accounting firm will be pre-approved by the Audit Committee.

The Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, our independent registered public accounting firm. The Audit Committee can pre-approve specified services in defined categories of audit services and audit-related services up to specified amounts as part of the Audit Committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service. Ernst & Young LLP is not currently engaged to perform any non-audit services or tax services.

PART IV

Item 15.	Exhibits, Financial Statements

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

31.3*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: April 29, 2020	/s/ Shankar Musunuri
Shankar Musunuri
Chief Executive Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 on Form 10-K/A has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Shankar Musunuri	Chairman, Chief Executive Officer and Director	April 29, 2020
Shankar Musunuri	(Principal Executive Officer)

/s/ Sanjay Subramanian	Chief Financial Officer	April 29, 2020
Sanjay Subramanian	(Principal Financial and Accounting Officer)

/s/ Ramesh Kumar	Director	April 29, 2020
Ramesh Kumar

/s/ Junge Zhang	Director	April 29, 2020
Junge Zhang

/s/ Manish Potti	Director	April 29, 2020
Manish Potti

/s/ Uday B. Kompella	Director	April 29, 2020
Uday Kompella

/s/ Kirsten Castillo	Director	April 29, 2020
Kirsten Castillo

/s/ Prabhavathi Fernandes	Director	April 29, 2020
Prabhavathi Fernandes

/s/ Suha Taspolatoglu	Director	April 29, 2020
Suha Taspolatoglu