Form 10-Q
period 2020-03-31
Ocugen, Inc.
filed 2020-05-08
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(484) 328-4701
(Registrant’s telephone number, including area code)
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OCGN	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of May 1, 2020, there were 74,549,048 outstanding shares of the registrant’s common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
Unless the context otherwise requires, references to the “Company,” “we,” “our” or “us” in this report refer to Ocugen, Inc. and its subsidiaries, and references to “OpCo” refer to Ocugen OpCo, Inc., the Company’s wholly owned subsidiary.

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
You should read this report and the documents filed by the Company with the SEC completely and with the understanding that our actual future results may be materially different from what we currently expect. Our business and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to:
•the risk that Ocugen continues to incur significant losses from operations and continues to incur net losses;
•the risk that Ocugen may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors;
•the risk that as a result of adjustments to or exercise of the Pre-Merger Financing Warrants, stockholders of the combined company could be substantially and materially diluted;
•the extent to which health epidemics and other outbreaks of communicable diseases, including the recent outbreak of a novel strain of the coronavirus which causes a serious respiratory condition known as COVID-19 could disrupt Ocugen's business and operations;
•the uncertainties associated with the clinical development and regulatory approval of product candidates, including potential delays in the commencement, enrollment and completion of clinical trials;
•risks related to the inability of the Company to obtain sufficient additional capital to continue to advance these product candidates and its preclinical programs;
•uncertainties in obtaining successful clinical results for product candidates and unexpected costs that may result therefrom;
•risks related to the failure to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that products will not achieve broad market acceptance; and
•the other risk factors discussed under the heading “Risk Factors” contained in the Annual Report on Form 10-K filed with the SEC on March 27, 2020 (the "2019 Annual Report"), and in any other documents Ocugen files with the SEC.
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

OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$3,193,188	$7,444,052
Prepaid expenses and other current assets	1,169,297	1,322,167
Asset held for sale	7,000,000	7,000,000
Total current assets	11,362,485	15,766,219
Property and equipment, net	248,997	222,464
Restricted cash	151,100	151,016
Other assets	551,163	667,747
Total assets	$12,313,745	$16,807,446
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,548,309	$1,895,613
Accrued expenses	1,383,658	2,270,045
Operating lease obligation	176,616	172,310
Other current liabilities	206,415	205,991
Total current liabilities	3,314,998	4,543,959
Non-current liabilities
Operating lease obligation, less current portion	117,142	163,198
Long term debt, net	1,580,560	1,072,123
Other non-current liabilities	3,940	9,755
Total non-current liabilities	1,701,642	1,245,076
Total liabilities	5,016,640	5,789,035
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $0.01 par value, 10,000,000 shares authorized, seven issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 200,000,000 authorized, 52,746,728 shares issued and 52,625,228 shares outstanding at March 31, 2020 and December 31, 2019	527,467	527,467
Treasury Stock, at cost, 121,500 shares at March 31, 2020 and December 31, 2019	(47,864)	(47,864)
Additional paid-in capital	62,241,145	62,018,632
Accumulated deficit	(55,423,643)	(51,479,824)
Total stockholders’ equity	7,297,105	11,018,411
Total liabilities and stockholders’ equity	$12,313,745	$16,807,446
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating expenses
Research and development	$1,652,318	$3,793,022
General and administrative	2,276,784	1,048,020
Total operating expenses	3,929,102	4,841,042
Loss from operations	(3,929,102)	(4,841,042)
Other income (expense)
Change in fair value of derivative liabilities	—	(776,273)
Interest income	119	594
Interest expense	(14,749)	(695,469)
Other income (expense)	(87)	(416)
Total other income (expense)	(14,717)	(1,471,564)
Net loss	$(3,943,819)	$(6,312,606)
Net loss per share of common stock — basic and diluted	$(0.07)	$(1.27)
Weighted average common shares outstanding — basic and diluted	52,627,228	4,960,552

Other comprehensive income (loss)
Foreign currency translation adjustment	—	(282)
Comprehensive loss	$(3,943,819)	$(6,312,888)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	52,746,728	$527,467	$(47,864)	$62,018,632	$—	$(51,479,824)	$11,018,411
Stock-based compensation expense	—	—	—	222,513	—	—	222,513
Net loss	—	—	—	—	—	(3,943,819)	(3,943,819)
Balance at March 31, 2020	52,746,728	$527,467	$(47,864)	$62,241,145	$—	$(55,423,643)	$7,297,105

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	4,960,552	$49,606	$—	$18,477,598	$451	$(31,237,194)	$(12,709,539)
Stock-based compensation expense	—	—	—	415,202	—	—	415,202
Foreign currency translation adjustment	—	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	—	(6,312,606)	(6,312,606)
Balance at March 31, 2019	4,960,552	$49,606	$—	$18,892,800	$169	$(37,549,800)	$(18,607,225)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(3,943,819)	$(6,312,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,283	14,604
Non-cash interest expense	14,749	695,469
Non-cash lease expense	47,696	73,273
Change in fair value of derivative liability	—	776,273
Stock-based compensation expense	222,513	415,202
Changes in assets and liabilities:
Prepaid expenses and other assets	227,870	49,555
Accounts payable and accrued expenses	(1,225,853)	1,723,507
Lease obligations	(47,862)	(102,488)
Net cash used in operating activities	(4,686,423)	(2,667,211)
Cash flows from investing activities
Purchase of property and equipment	(52,653)	(10,581)
Net cash used in investing activities	(52,653)	(10,581)
Cash flows from financing activities
Financing lease principal payments	(5,964)	(5,964)
Payment of debt issuance costs	(5,740)	(85,233)
Proceeds from issuance of debt	500,000	1,450,000
Net cash provided by financing activities	488,296	1,358,803
Effect of changes in exchange rate on cash	—	(282)
Net decrease in cash, cash equivalents and restricted cash	(4,250,780)	(1,319,271)
Cash, cash equivalents and restricted cash at beginning of period	7,595,068	1,778,613
Cash, cash equivalents and restricted cash at end of period	$3,344,288	$459,342
Supplemental disclosure of non-cash transactions:
Right-of-use asset related to operating leases (Note 8)	$—	$427,751
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
Ocugen, Inc. (formerly known as Histogenics Corporation), together with its wholly owned subsidiaries (“Ocugen” or the “Company”), is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing transformative therapies to treat the whole eye. The Company is located in Malvern, Pennsylvania, and manages its business as one operating segment.
Ocugen is developing OCU300, which is a small molecule therapeutic currently in Phase 3 development for the treatment of symptoms associated with ocular graft-versus-host disease ("oGVHD"). OCU300 has received orphan drug designation ("ODD") from the U.S. Food and Drug Administration ("FDA"), and it is the first and only product candidate to receive that designation for the treatment of symptoms associated with oGVHD. oGVHD is a severe chronic autoimmune disease that can result in light sensitivity, excessive ocular redness, severe ocular pain and, ultimately, vision impairment. OCU300 is formulated using our proprietary nanoemulsion technology, OcuNanoE—Ocugen’s ONE Platform™.
Ocugen is also developing a modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases. Ocugen's modifier gene therapy platform is based on nuclear hormone receptors ("NHRs"), which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, the Company believes that its gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product. Ocugen's first gene therapy candidate, OCU400, received two ODDs from the FDA, one for the treatment of nuclear receptor subfamily 2 group E member 3 ("NR2E3") mutation-associated retinal diseases and the other for the treatment of centrosomal protein 290 ("CEP290") mutation-associated retinal diseases. Ocugen is planning to initiate a Phase 1/2a clinical trial for OCU400 in 2021. Ocugen's second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry age-related macular degeneration ("AMD"). This candidate is currently in preclinical development.
Ocugen is additionally in preclinical development for a novel biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR") and wet AMD. The Company expects to initiate a Phase 1/2a clinical trial for OCU200 in 2022, and plans to expand the therapeutic applications of OCU200 beyond DME, DR, and wet AMD to potentially include macular edema following retinal vein occlusion and myopic choroidal neovascularization.
Merger with Histogenics
On September 27, 2019, the Company completed its reverse merger with Ocugen OpCo, Inc. (“OpCo”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 5, 2019, by and among Histogenics Corporation ("Histogenics"), OpCo and Restore Merger Sub, Inc., a wholly owned subsidiary of Histogenics (“Merger Sub”), as amended (the “Merger Agreement”), pursuant to which Merger Sub merged with and into OpCo, with OpCo surviving as a wholly owned subsidiary of Histogenics (the “Merger”). Immediately after completion of the Merger, Histogenics changed its name to Ocugen, Inc. and the business conducted by Ocugen, Inc. became the business conducted by OpCo. OpCo is deemed to be the accounting acquirer. Accordingly, the historical financial statements of OpCo became the Company’s historical financial statements, including the comparative prior periods. See Note 3 for additional information.
Reverse Stock Split
In connection with, and immediately prior to the completion of the Merger, Histogenics effected a reverse stock split of the common stock, at a ratio of 1-for-60 (the ‘‘Reverse Stock Split’’). Under the terms of the Merger Agreement, the Company issued common stock to OpCo’s stockholders at an exchange rate of 0.4794 shares of common stock, after taking into account the Reverse Stock Split, for each share of OpCo’s common stock outstanding immediately prior to the Merger.
The capital structure, including the number of shares of common stock issued appearing in the condensed consolidated balance sheets for the periods presented, reflects that of Ocugen. All references in the condensed consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the exchange rate.

Going Concern
The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, and debt. The Company incurred net losses of approximately $3.9 million and $6.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had an accumulated deficit of $55.4 million and cash, cash equivalents and restricted cash totaling $3.3 million.
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
As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to develop the Company’s products, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report").
The condensed consolidated financial statements include the accounts of Ocugen, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.
Use of Estimates
In preparing the condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include those used in the estimation of clinical trial accruals and the valuation of share-based payment arrangements and embedded conversion features on the convertible notes.
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
As of March 31, 2020, Ocugen had an intangible asset held for sale acquired from Histogenics. The intangible asset qualified as held for sale as of the date of the reverse asset acquisition and is carried at its original fair value less cost to sell of $7.0 million. See Note 3 for additional information.
Fair Value Measurements
The company follows the provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair measurements.
The carrying value of certain financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of these instruments.
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

The company had derivative instruments that were fair valued on a recurring basis using Level 3 inputs during the three months ended March 31, 2019. There were no derivative instruments fair valued on a recurring basis using Level 3 inputs at March 31, 2020 or December 31, 2019. As of March 31, 2020, the Company estimates the fair value of the note issued to EB5 Life Sciences, L.P. under a loan agreement with the Company was $1.0 million. See Note 6 for more information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2020	2019
Cash, cash equivalents and restricted cash reconciliation:
Cash and cash equivalents	$3,193,188	$308,717
Restricted cash	151,100	150,625
Total cash, cash equivalents and restricted cash	$3,344,288	$459,342

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
Operating leases are included in other assets and lease obligations on the Company’s condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases real estate which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.
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
Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments include the Company's proportionate share of utilities and other operating expenses and are presented as operating expenses in the Company’s statements of operations in the same line item as expense arising from fixed lease payments.
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
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements and was effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company's disclosures.

Recent Accounting Pronouncements
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard will have an effective date and transition date of January 1, 2021. This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations and calculating income taxes in interim periods. This standard also adds guidance to reduce complexity in certain areas, including recognizing franchise tax, recognizing deferred taxes for tax goodwill, allocating taxes to the members of a consolidated group and recognizing the effect of enacted changes in tax laws or rates during an interim period. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
3. Merger and Financing
Pre-Merger Financing
In June 2019, OpCo and Histogenics entered into a Securities Purchase Agreement (as amended, the "Financing SPA") with certain accredited investors (the "Investors"). Pursuant to the Financing SPA, among other things, (i) immediately prior to the Merger, OpCo issued 2.2 million shares of common stock to the Investors, (ii) on October 4, 2019, the Company issued 2.2 million shares of the Company's common stock to the Investors and (iii) on October 4, 2019, the Company issued three series of warrants to purchase shares of the Company’s common stock (the “Series A Warrants,” the “Series B Warrants” and the “Series C Warrants” and collectively, the “Pre-Merger Financing Warrants”) in exchange for an aggregate purchase price of $25.0 million.
Merger with Histogenics
On September 27, 2019, the Company completed the Merger in accordance with the terms of the Merger Agreement. The Merger was structured as a stock-for-stock transaction whereby all of OpCo’s outstanding shares of common stock and securities convertible into or exercisable for OpCo’s common stock were converted into the right to receive Histogenics’ common stock and securities convertible into or exercisable for Histogenics’ common stock.
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Company concluded that, while Histogenics is the legal acquirer, OpCo is the accounting acquirer due to the fact that (i) OpCo’s shareholders have the majority of the voting rights in Ocugen, (ii) OpCo holds all of the board seats of the combined company and (iii) OpCo management holds all key positions in the management of the combined company. The Company has further concluded that Histogenics did not meet the definition of a business under ASC 805 due to the fact that substantially all of the fair value of the gross assets disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets. Therefore, the Merger was accounted for as a reverse asset acquisition.
In connection with the Merger, on May 8, 2019, Histogenics entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Medavate Corp., a Colorado corporation (“Medavate”), pursuant to which Histogenics agreed to sell substantially all of its assets relating to its NeoCart® program, including, without limitation, intellectual property, business and license agreements and clinical trial data in return for a cash payment of $6.5 million. On September 26, 2019, the parties entered into an amendment to the Asset Purchase Agreement whereby the closing date was amended to October 4, 2019. On October 4, 2019, the parties entered into a second amendment (the “Second Amendment”) to the Asset Purchase Agreement whereby the purchase price was increased to $7.0 million under the Asset Purchase Agreement and the closing date of the Asset Purchase Agreement was revised from October 4, 2019 to two business days after Medavate obtains financing in an amount no less than the purchase price (the “Closing Date”). The Second Amendment further provides that if the Closing Date does not occur on or prior to October 31, 2019, Ocugen may choose to terminate the Asset Purchase Agreement without recourse and, if Ocugen does not terminate the Asset Purchase Agreement, the purchase price shall increase 10% per month (or any portion thereof) between October 31, 2019 and the Closing Date. The Closing Date did not occur as of March 31, 2020. Ocugen has not terminated the Asset Purchase Agreement as of March 31, 2020.
The NeoCart® asset qualified as held for sale as of the date of the reverse asset acquisition and is carried at its original fair value less cost to sell on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. The NeoCart® asset held for sale was valued at the acquisition date based on a quoted price of $7.0 million, which is an observable Level 2 fair value input. Any subsequent increases in fair value, if applicable, are not recognized beyond the initial value at the time the asset was classified as held for sale.
4. Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Net loss—basic and diluted	$(3,943,819)	$(6,312,606)
Shares used in calculating net loss per common share—basic and diluted	52,627,228	4,960,552
Net loss per common share—basic and diluted	$(0.07)	$(1.27)
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended March 31,
	2020	2019
Options to purchase common stock	2,496,771	524,789
Warrants	870,020	870,020
Series A Warrants	8,771,928	—
Series B Warrants	1,000	—
Series C Warrants	1,000	—
Total	12,140,719	1,394,809

5. Accrued Expenses
Accrued Expenses are as follows:

	March 31, 2020	December 31, 2019
Accrued expenses:
Research and development	$120,092	$271,322
Clinical	406,213	421,788
Professional fees	486,395	917,568
Employee-related	369,499	624,420
Other	1,459	34,947
Total accrued expenses	$1,383,658	$2,270,045

6. Debt
EB-5 Loan
In September 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), the Company entered into an arrangement (the “EB-5 Loan Agreement”) to borrow up to $10.0 million from EB5 Life Sciences, L.P. (the “Lender”) in $0.5 million increments. Borrowing may be limited by the amount of funds raised by the Lender and are subject to certain job creation requirements by the Company. Borrowings are at a fixed interest rate of 4.0% per annum and are to be utilized in the clinical development, manufacturing, and commercialization of the Company’s products and for the general working capital needs of the Company. Outstanding borrowings pursuant to the EB-5 Program, including accrued interest, become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. The EB-5 Program borrowings are secured by substantially all assets of the Company, except for any patents, patent applications, pending patents, patent license, patent sublicense, trademarks, and other intellectual property rights.
Under the terms and conditions of the EB-5 Loan Agreement, the Company borrowed $1.0 million in 2016 and an additional $0.5 million on March 26, 2020. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of the loan.

	March 31, 2020	December 31, 2019
Principal outstanding	$1,500,000	$1,000,000
Plus: accrued interest	138,222	127,777
Less: unamortized debt issuance costs	(57,662)	(55,654)
Carrying value of debt	$1,580,560	$1,072,123
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
The Company bifurcated the conversion feature for the January 2018, June 2018, January 2019, and February 2019 notes and classified it as a derivative liability because the conversion feature did not have a fixed conversion price and conversion would be settled in a variable number of shares of common stock. There was no bifurcated conversion feature for the November 2018 and December 2018 notes as there is no discount to the lowest equity price triggering conversion. The Company also bifurcated the Change in Control Feature for all of the Notes because it was determined to be a redemption feature not clearly and closely related to the debt host.
The fair value of both of the embedded features was accounted for as a derivative liability and was recorded as a discount on the Notes. Inputs used in valuation were unobservable and therefore considered Level 3 in the fair value hierarchy. The debt discount is accreted into interest expense over the expected time until conversion of the Notes. The accretion amounted to $0.5 million for the three months ended March 31, 2019. There was no accretion during the three months ended March 31, 2020 as all Notes had been converted and were no longer outstanding as of December 31, 2019.
The fair value of the embedded features was classified as a liability in the Company’s condensed consolidated balance sheets at issuance, with subsequent changes in fair value recorded on the Company’s condensed consolidated statements of operations and comprehensive loss as a change in fair value of derivative liabilities.
On April 5, 2019, OpCo entered into a Stock Subscription Agreement with existing investors for the sale of 0.1 million shares of common stock for $1.0 million, or $12.41 per share including the sale of 40,286 shares of common stock for $0.5 million to a member of the Board of Directors. This capital raise triggered the conversion features on the convertible debt described above. The Notes were modified to change the discount percentage from the 0% discount per the terms of the November 2018 and December 2018 Notes and the 15% discount per the terms of the January 2019 and February 2019 Notes to 30% at the time of conversion. The Company issued 1.1 million shares of common stock at $8.69 per share on the date of conversion to extinguish the debt, which resulted in a loss of $0.3 million. This non-cash conversion also resulted in an increase of $13.0 million in additional paid-in capital, which was based on the principal balance outstanding and the unpaid interest upon conversion.
Subsequent to March 31, 2020, the Company issued promissory notes in connection with the Warrant Exchange (as defined in Note 10). See Note 10 for additional information.
7. Stock-based Compensation
Stock-based compensation expense for options granted is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended March 31,
	2020	2019
General and administrative	$103,477	$271,268
Research and development	119,036	143,934
Total	$222,513	$415,202
As of March 31, 2020, the Company had $1.4 million of unrecognized compensation expense related to options outstanding under its equity plans. This expense is expected to be recognized over a weighted average period of 2.1 years as of March 31, 2020.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the “2014 Plan”) and the Ocugen, Inc. 2019 Equity Incentive Plan (the “2019 Plan”, collectively with the 2014 Plan, the "Plans"), which replaced the Histogenics Corporation 2013 Equity Incentive Plan (the "2013 Plan").
In 2019, Ocugen’s stockholders approved the adoption of the 2019 Plan and the 2013 Plan was frozen. No additional awards have been or will be made under the 2013 Plan and any remaining authorized shares under the 2013 Plan were recycled into the 2019 Plan. On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of Company common stock outstanding on December 31st of the prior year, or a number of shares of Company common stock determined by the Board.
As of March 31, 2020, the 2014 Plan provides for the granting of up to 0.8 million equity awards in respect to Ocugen's common stock. As of March 31, 2020, the 2019 Plan provides for the granting of up to 4.2 million equity awards in respect of

Ocugen's common stock, inclusive of equity awards that were previously available for issuance under the 2013 Plan and the additional shares authorized for issuance pursuant to the 2019 Plan's "Evergreen" provision on January 1, 2020.
As of March 31, 2020, an aggregate of 0.6 million and 1.9 million shares of Company common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan and 2019 Plan, respectively.
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	731,189	$4.59	8.0	$24,028
Granted	1,766,381	$0.51
Forfeited	(799)	$7.56
Options outstanding at March 31, 2020	2,496,771	$1.70	9.2	$23
Options exercisable at March 31, 2020	416,464	$5.00	6.7	$—
The weighted average grant date fair value of stock options granted during the three months ended March 31, 2020 was $0.42 per share.
8. Commitments
Operating Leases
The Company has commitments under operating leases for certain facilities used in its operations. The Company’s leases have initial lease terms ranging from one to five years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three months ended March 31,
	2020	2019
Operating lease cost	$47,696	$73,273
Variable lease cost	21,169	15,848
Total lease cost	$68,865	$89,121
Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Right-of-use assets, net	$302,990	$344,574

Current lease obligations	$176,616	$172,310
Non-current lease obligations	117,142	163,198
Total lease liabilities	$293,758	$335,508
Supplemental information related to leases was as follows:

	Three months ended March 31,
	2020	2019
Weighted-average remaining lease terms—operating leases (years)	1.8	2.3
Weighted-average discount rate—operating leases	7.6%	7.6%

Future minimum operating minimum lease payments for all leases, exclusive of taxes and other carrying charges, are approximately as follows:

For the Years Ending December 31,	Amount
Remainder of 2020	$144,169
2021	160,909
2022	11,354
Total	$316,432
Less: present value adjustment	(22,674)
Present value of minimum lease payments	$293,758
Financing Leases
In June 2018, the Company leased specialized research equipment under a lease classified as a financing lease. The leased equipment is included in property and equipment, net and is amortized on a straight-line basis over five years. Financing lease liabilities are included in other liabilities on the Company's condensed consolidated balance sheets. The interest rate related to the lease obligation is 7.6% and the maturity date is July 2021.
Future minimum lease payments for all financing leases, exclusive of taxes and other carrying charges, are approximately as follows:

For the Years Ending December 31,	Amount
Remainder of 2020	$23,856
2021	3,977
Total	$27,833
Less: present value adjustment	(1,278)
Present value of minimum lease payments	$26,555
The Company does not have any leases that have not yet commenced which are significant.
9. Warrants
On September 27, 2019, Ocugen completed the Merger with OpCo. Immediately prior to the Merger, Ocugen and OpCo completed a previously announced private placement transaction with certain Investors pursuant to the Financing SPA, whereby, among other things, the Company agreed to issue Series A Warrants, Series B Warrants, and Series C Warrants.
The Pre-Merger Financing Warrants include a blocker that restricts the exercise of the Pre-Merger Financing Warrants if, as a result of such exercise, the holder, together with its affiliates would beneficially own in excess of 4.99% or 9.99% of the outstanding common stock, including the common shares issuable upon such exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Merger Financing Warrants.
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
On November 5, 2019, the Company entered into an agreement with each Investor that amends the terms of each of the Pre-Merger Financing Warrants held by each such Investor (collectively, the “Warrant Amendments”). The terms of the Pre-Merger Financing Warrants and the Warrant Amendments are discussed below. Subsequent to March 31, 2020, the Pre-Merger Financing Warrants were exchanged pursuant to an Amendment and Exchange Agreement. Following the consummation of the transactions described in Note 10, there were no Pre-Merger Financing Warrants outstanding. See Note 10 for additional information.
Series A Warrants
The Series A Warrants had an initial exercise price per share of $7.13, were exercisable upon issuance and have a term of 60 months from the date of issuance. The Series A Warrants are exercisable for up to 8.8 million shares of Ocugen common stock.
The Series A Warrants had an anti-dilution adjustment whereby if Ocugen issues or sells, enters into a definitive, binding agreement pursuant to which Ocugen is required to issue or sell or is deemed, pursuant to the provisions of the Series A Warrants, to have issued or sold, any common stock for a price per share lower than the exercise price then in effect (a “Dilutive Issuance”), subject to certain limited exceptions, then (i) the exercise price of the Series A Warrants shall be reduced to such lower price per share and (ii) the number of shares issuable upon exercise of the Series A Warrants shall be increased to the number of shares of common stock determined by multiplying (a) the exercise price in effect immediately prior to such Dilutive Issuance by (b) the number of shares of common stock issuable upon exercise of the Series A Warrants immediately prior to such Dilutive Issuance (without giving effect to any limitation on exercise contained therein), and dividing the product thereof by the exercise price resulting from such Dilutive Issuance.
Each Series A Warrant was amended pursuant to the Warrant Amendments such that an equity financing involving a research or non-profit foundation or organization qualified under Section 501(c) of the Internal Revenue Code of 1986, as amended, in an amount of gross proceeds not to exceed $10.0 million and closing on or prior to May 31, 2020, will be excluded from the anti-dilution adjustment, as set forth in the Series A Warrant. All of the Series A Warrants were outstanding and exercisable as of March 31, 2020 and December 31, 2019.
Series B Warrants
The Series B Warrants had an exercise price of $0.01, were exercisable after the completion of a 10 trading-day period following the effectiveness of a registration statement covering the resale of common stock into which such warrants were exercisable and were to expire on the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants were initially exercisable by a holder for 8.0 million shares of common stock.
Additionally, each Series B Warrant included a Reset Period pursuant to which the number of shares issuable upon exercise of the Series B Warrants shall be increased during certain Reset Periods (as defined in the Series B Warrants) pursuant to a formula based on the greater of (i) 80% of the arithmetic average of the two lowest dollar volume-weighted average prices of a share of Ocugen common stock on the NASDAQ Capital Market ("Nasdaq") during the applicable Reset Period immediately preceding the applicable Reset Date to date and (ii) $1.00 (the “Reset Price”). The Reset Period commenced on November 20, 2019. As the dollar volume-weighted average prices of Ocugen’s common stock on Nasdaq was under $1.00 for the first two trading days of the Reset Period, the Investors elected to advance the end of the Reset Period to November 21, 2019 and the number of shares issuable upon exercise of the Series B Warrants was increased based on a Reset Price of $1.00. This reset resulted in an aggregate of 12.6 million additional shares of common stock becoming issuable upon exercise of the Series B Warrants. There were 1,000 Series B Warrants outstanding at March 31, 2020 and December 31, 2019.
Series C Warrants
The Series C Warrants were exercisable upon issuance for up to 50.0 million shares of common stock at an initial exercise price of $7.13 per share. Each of the Series C Warrants was amended pursuant to the Warrant Amendments to permit the Investors, in lieu of making any cash payment otherwise contemplated to be made to the Company upon the exercise of the Series C Warrant, to elect instead to receive upon such exercise up to 20.0 million shares of common stock. Prior to the Warrant Amendments, the Series C Warrants had permitted the exercise without any cash payment of up to 50.0 million shares of common stock in the event that the volume weighted-average price of the common stock on Nasdaq was less than or equal to $1.20 per share on any five trading days following the issuance of the Series C Warrants. There were 1,000 Series C Warrants outstanding at March 31, 2020 and December 31, 2019.
OpCo Warrants
Prior to 2018, OpCo issued warrants to investors of the Company pursuant to a stockholders' agreement and to two employees of the Company pursuant to their respective employment agreements. As of March 31, 2020 and December 31, 2019,

0.9 million warrants to purchase common stock were outstanding and exercisable and had a weighted average exercise price of $5.67 per share. The warrants expire between 2025 and 2027.
10. Subsequent Events
Warrant Exchange
On April 22, 2020, the Company effected a private placement of common stock pursuant to Regulation D under the Securities Act of 1933 at a price per share of $0.395 (the "Private Placement"). The Private Placement constituted a Dilutive Issuance (as defined within Note 9) and resulted in adjustments to the number of issuable Series A Warrants and the exercise price under the Series A Warrants.
Contemporaneously with the Private Placement, the Company and OpCo entered into an Amendment and Exchange Agreement (each an "Exchange Agreement" and collectively, the "Exchange Agreements") with the Investors (as defined within Note 3). Pursuant to the Exchange Agreements, the Company, OpCo and the Investors agreed, among other things, that after giving effect to the Dilutive Issuance and an adjustment to the number of common stock issuable upon the exercise of the Series A Warrants, the outstanding Series A Warrants became exercisable for an aggregate of 48.1 million shares of common stock at an exercise price of $0.395 per share. The Investors exchanged the Series A Warrants for (i) an aggregate of 21.9 million shares of common stock and (ii) the April 2020 Notes as defined below (collectively the "Warrant Exchange"). Concurrently with the Warrant Exchange, an investor holding the remaining Series B Warrants and Series C Warrants exercised such warrants in full.
In connection with the Warrant Exchange, on April 22, 2020, the Company issued promissory notes (the "April 2020 Notes") with an aggregate principal amount of $5.6 million to existing investors. The April 2020 Notes have a maturity date of April 21, 2021 and do not bear interest. The Company may prepay the April 2020 Notes in whole or in part at any time without penalty or premium. In the event that the Company consummates a financing transaction that generates cash to the Company, the Company is required to use 20% of the net proceeds of such transaction to redeem the outstanding amount under each April 2020 Note if the transaction occurs on or prior to August 22, 2020, and 30% of the net proceeds if that transaction occurs after August 22, 2020.
PPP Loan
On April 30, 2020, the Company was granted a loan (the “Loan”) from Silicon Valley Bank (the "Lender"), in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”).
The Loan was in the form of a promissory note dated April 30, 2020 in favor of the Lender (the "Note"). The Note matures on April 30, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 30, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company did not provide any collateral or guarantees for the Loan, nor did the Company pay any facility charge to obtain the Loan. The Note provides for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations and material adverse events. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 27, 2020 (the "2019 Annual Report"). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our Annual Report and the “Disclosure Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing transformative therapies to treat the whole eye.
We are focused on the development of three waves of technological innovations that target the front and back of the eye:
Potential therapy that targets the front of the eye:
•Small Molecule Phase 3 Rare Disease Asset—Our OCU300 product candidate is in Phase 3 clinical development for the treatment of symptoms associated with ocular graft-versus-host disease (“oGVHD”).
Potential therapies that target the back of the eye:
•Modifier Gene Therapy Platform—Based on nuclear hormone receptors ("NHRs"), we believe our gene therapy platform has the potential to address many retinal diseases including retinitis pigmentosa with one product.
•Novel Biologic Therapy for Retinal Diseases—We are developing OCU200, which is being developed to treat diabetic macular edema (“DME”), diabetic retinopathy (“DR”) and wet age-related macular degeneration (“AMD”).
We are developing OCU300, which is a small molecule therapeutic currently in Phase 3 development for the treatment of symptoms associated with oGVHD. In May 2020, we completed 100% of our planned enrollment of our Phase 3 clinical trial for OCU300. OCU300 has received orphan drug designation ("ODD") from the U.S. Food and Drug Administration ("FDA"), and it is the first and only product candidate to receive that designation for the treatment of symptoms associated with oGVHD. oGVHD, a severe chronic autoimmune disease that occurs in up to 60% of patients receiving hematopoietic stem cell transplantation (“HSCT”) from donors, referred to as allogeneic HSCT, can result in light sensitivity, excessive ocular redness, severe ocular pain and, ultimately, vision impairment. We estimate the current prevalence of patients suffering from oGVHD in the United States to be approximately 63,000. OCU300 is formulated using our proprietary nanoemulsion technology, OcuNanoE—Ocugen’s ONE Platform™ (“OcuNanoE™”), which we believe represents an effective drug delivery mechanism to treat ocular surface disorders. We believe that OcuNanoE™ provides additional protection to the ocular surface and the potential for enhanced efficacy compared to traditional formulations. OcuNanoE™ nanoemulsion was developed to decrease the drainage rate, prolong precorneal residence time and increase the drug concentration in the lacrimal gland, which is critical for tear film production. We are the first and only company to use nanoemulsion technology in the ophthalmology space.
We are also developing a modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases. Our modifier gene therapy platform is based on NHRs, which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product. Our first gene therapy candidate, OCU400, received two ODDs from the FDA, one for the treatment of nuclear receptor subfamily 2 group E member 3 ("NR2E3") mutation-associated retinal diseases and the other for the treatment of centrosomal protein 290 ("CEP290") mutation-associated retinal diseases. We are planning to initiate a Phase 1/2a clinical trial for OCU400 in 2021. Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. This candidate is currently in preclinical development.

We are additionally in preclinical development for a novel biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat DME, DR and wet AMD. We expect to initiate a Phase 1/2a clinical trial for OCU200 in 2022. We plan to expand the therapeutic applications of OCU200 beyond DME, DR and wet AMD to potentially include macular edema following retinal vein occlusion and myopic choroidal neovascularization.
We were developing OCU310 for patients with dry eye disease, which is also formulated using OcuNanoE™. We have completed a Phase 3 clinical trial for OCU310 that was initiated in September 2018. Although the trial showed that OCU310 is safe and well-tolerated, it did not meet its co-primary endpoints for symptom and sign. We are no longer pursuing the development of this product candidate.
The COVID-19 pandemic continues to evolve and we are closely monitoring the situation, including its potential impact on our clinical development plans and timelines. In response to the COVID-19 pandemic, we have implemented certain steps recommended by the FDA for the conduct of clinical trials during the pandemic, including providing for virtual visits and phone interviews, the self-administration of study medication and remote monitoring of our clinical trial subjects. We have additionally arranged for each patient's monthly supply of study medication to be delivered directly to patients. Each of our clinical trial sites participating in our OCU300 Phase 3 clinical trial have suspended the screening of new patients into the trial. At this time, our timelines for delivery of top-line results from our Phase 3 trial remain unchanged.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We incurred net losses of approximately $3.9 million and $6.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $55.4 million and a cash, cash equivalents and restricted cash balance of $3.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
To date, we have viewed our operations and manage our business as one operating segment. As of March 31, 2020, all of our assets were located in the United States. Our headquarters and operations are located in Malvern, Pennsylvania.
Financial Operations Overview
Research and development expense
Research and development costs are expensed as incurred. These costs consist of internal and external expenses. Internal expenses include the cost of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our research and development functions, as well as allocated rent and utilities expenses. External expenses include development, clinical trials, patent costs and regulatory compliance costs incurred with research organizations and other third-party vendors. License fees paid to acquire access to proprietary technology are expensed to research and development unless it is determined that the technology is expected to have an alternative future use. All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred to research and development expense due to the uncertainty about the recovery of the expenditure. We record costs for certain development activities, such as clinical trials, based on our evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued research and development expense, as the case may be.
We anticipate that our research and development expenses will increase as compared to prior periods, particularly as we complete our Phase 3 trial with respect to OCU300 and prepare to commence Phase 1/2a trials with respect to OCU400, OCU410, and OCU200.
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
We anticipate that our general and administrative expenses will increase as a result of higher corporate infrastructure costs including, but not limited to accounting, legal, human resources, consulting, and investor relations fees, as well as increased director and officer insurance premiums, associated with operating as a public company.

Change in fair value of derivative liabilities
Change in fair value of derivative liabilities includes the change in fair value each reporting period of the conversion and change in control features embedded in certain convertible notes, which were required to be bifurcated and recognized at fair value.
Interest Expense
Interest expense primarily includes debt coupon interest, the amortization of debt issuance costs, and the accretion of the discount created by the bifurcation of embedded derivatives from convertible debt.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates. There were no material changes to our critical accounting policies and estimates as reported in our 2019 Annual Report.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes the results of Ocugen’s operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$1,652	$3,793	$(2,141)
General and administrative	2,277	1,048	1,229
Total operating expenses	3,929	4,841	(912)
Loss from operations	(3,929)	(4,841)	912
Other income (expense):
Change in fair value of derivative liability	—	(776)	776
Interest income	—	1	(1)
Interest expense	(15)	(696)	681
Other expense	—	(1)	1
Total other income (expense)	(15)	(1,472)	1,457
Net loss	$(3,944)	$(6,313)	$2,369
Research and development expense
Research and development expense decreased by $2.1 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 primarily as a result of a decrease in program development and clinical trial activities of $2.2 million, partially offset by an increase of $0.1 million in other costs primarily related to an increase in intellectual property professional fees.
The $2.2 million decrease in program development and clinical trial activities is primarily due to a $2.5 million decrease in OCU310 clinical and manufacturing activities, which is no longer in development. This decrease was offset by a $0.4 million increase in clinical activities related to our Phase 3 clinical trial of OCU300.

General and administrative expense
General and administrative expenses increased by $1.2 million, for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. The increase was primarily due to a $0.8 million increase in professional fees and a $0.3 million increase in insurance costs related to operating as a public company.
Change in fair value of derivative liability
The change in fair value of derivative liability was zero for the three months ended March 31, 2020 compared to a loss of $0.8 million due to a change in fair value of derivatives related to convertible debt instruments during the three months ended March 31, 2019.
Interest expense
Interest expense was a de minimis amount for the three months ended March 31, 2020 and $0.7 million for the three months ended March 31, 2019. The decrease in interest expense was primarily due to the April 2019 conversions of all previously-issued convertible debt.
Liquidity and Capital Resources
As of March 31, 2020, we had $3.3 million in cash, cash equivalents and restricted cash. We have not generated any revenue to date and have primarily funded our operations to date through the sale and issuance of common stock and warrants to purchase common stock, proceeds from convertible notes payable, and debt. Specifically, since our inception and through March 31, 2020, we have raised an aggregate of $51.6 million to fund our operations, of which $39.5 million was from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $1.6 million was from borrowings under the EB-5 Program (defined below) inclusive of principal and accrued interest, and $0.2 million from grant proceeds.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. On April 30, 2020, we were granted a loan (the “Loan”) from Silicon Valley Bank, in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (the "PPP") of the CARES Act. The Loan was in the form of a promissory note which matures on April 30, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 30, 2020.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $3.9 million and $6.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $55.4 million. In addition, as of March 31, 2020, we had accounts payable and accrued expenses of $2.9 million and indebtedness of $1.6 million.
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(4,686)	$(2,667)
Net cash used in investing activities	(53)	(11)
Net cash provided by financing activities	488	1,359
Net decrease in cash, cash equivalents and restricted cash	$(4,251)	$(1,319)
Operating activities
Cash used in operating activities was $4.7 million for the three months ended March 31, 2020 compared with $2.7 million for the three months ended March 31, 2019. The increase in cash used in operating activities was primarily driven by a decrease in accounts payable and accrued expenses and a decrease in research and development expenses during 2020 as compared to 2019.

Investing activities
Cash used in investing activities was $0.1 million for the three months ended March 31, 2020 compared with a de minimis amount for the three months ended March 31, 2019.
Financing activities
Cash provided by financing activities was $0.5 million for the three months ended March 31, 2020 compared to $1.4 million for the three months ended March 31, 2019. Cash provided by financing activities for the three months ended March 31, 2020 primarily relates to an additional borrowing under the EB-5 Program (defined below) on March 26, 2020. Cash provided by financing activities for the three months ended March 31, 2019 primarily relates to the issuance of convertible notes.
Indebtedness
In September 2016, pursuant to the U.S. Government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), we entered into an arrangement (the “EB-5 Loan Agreement”) to borrow up to $10.0 million from EB5 Life Sciences, L.P. (the "Lender") in $0.5 million increments. Borrowings are at a fixed interest rate of 4.0% and are to be utilized in the clinical development, manufacturing, and commercialization of our products and for our general working capital needs. Outstanding borrowings pursuant to the EB-5 Program become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. Under the terms and conditions of the EB-5 Loan Agreement, the Company borrowed $0.5 million on March 26, 2020. At March 31, 2020, there was $1.5 million of principal outstanding under the EB-5 program.
On April 22, 2020, we issued promissory notes (the "April 2020 Notes") with an aggregate principal amount of $5.6 million to existing investors in connection with an exchange of our Series A Warrants. The April 2020 Notes have a maturity date of April 21, 2021 and do not bear interest. We may prepay the April 2020 Notes in whole or in part at any time without penalty or premium. In the event that we consummate a financing transaction that generates cash to us, we are required to use 20% of the net proceeds of such transaction to redeem the outstanding under each April 2020 Note if the transaction occurs on or prior to August 22, 2020, and 30% of the net proceeds if the transaction occurs after August 22, 2020. As of May 1, 2020, there was $5.6 million of principal outstanding under the April 2020 Notes. For more information regarding the April 2020 Notes, see Note 10 to our condensed consolidated financial statements included in this report.
Funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we continue research and development, including clinical development activities of our product candidates, increase our headcount and add operational, financial and information systems to execute our business plan, maintain, expand and protect our patent portfolio, contract to manufacture our product candidates and operate as a public company.
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
•the costs of expanding infrastructure and increasing headcount, as well as the higher corporate infrastructure costs associated with operating as a public company; and
•the extent to which we in-license or acquire other products, product candidates or technologies.
As of March 31, 2020, we had $3.3 million in cash, cash equivalents and restricted cash. This amount is unlikely to meet our near-term capital requirements and will not meet our capital requirements over the next 12 months. Our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development, sale of assets, and licensing and/or collaboration arrangements with pharmaceutical companies or other institutions. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.
As previously disclosed, on December 27, 2020, we received a deficiency letter from the NASDAQ Capital Market ("Nasdaq") due to the bid price of our common stock falling below the minimum bid price for continued listing under Nasdaq listing rules for 30 consecutive days. In response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq has tolled the compliance period for non-compliance with the minimum bid price listing requirement, effective April 16, 2020, until June 30, 2020 (the "Tolling Period"). Following the Tolling Period, we will have until September 8, 2020 to regain compliance with the applicable minimum bid price. We may regain compliance during or after the Tolling Period by maintaining a bid price of our common stock above $1.00 for ten consecutive business days. If we are unable to regain compliance with Nasdaq listing rules regarding the price of our common stock in a timely manner, our common stock may become subject to delisting and we may find it difficult or impracticable to raise additional funds through public equity offerings.
As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to develop our products, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in this report are issued. See Note 1 to our condensed consolidated financial statements included in this report for additional information.
Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 to our condensed consolidated financial statements included in this report.
Other Company Information
None.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of March 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are subject to claims in legal proceedings arising in the normal course of business. To our knowledge, there are no threatened or pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2019 Annual Report. The risks described in our 2019 Annual Report and this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Additional Risks Related to Our Financial Position and Capital Requirements
We have certain promissory notes outstanding, in the aggregate principal amount of approximately $5.6 million. If we are unable to pay the senior promissory notes when due, we will be in default.
On April 22, 2020, we issued promissory notes in the aggregate principal amount of approximately $5.6 million. The April 2020 Notes are due on April 21, 2021. In the event we do not have the cash resources to pay the April 2020 Notes when due, such notes will be in default. Upon an event of default, interest shall accrue under each April 2020 Note at a rate of 18% per annum and each holder may require us to redeem all or any portion of the applicable April 2020 Note. Our ability to repay the April 2020 Notes upon maturity depends on our future performance and ability to raise additional sources of cash, which are subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to repay the April 2020 Notes upon maturity, we may be required to adopt one or more alternatives, such as restructuring our debt, selling assets or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we desire to refinance the April 2020 Notes, our ability to do so will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the April 2020 Notes. As a result, our business, results of operations, financial condition and prospects could be negatively impacted.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.
As of May 1, 2020, we had incurred indebtedness consisting of (i) April 2020 Notes in the aggregate principal amount of approximately $5.6 million, (ii) $0.4 million of outstanding principal borrowings from Silicon Valley Bank under the PPP of the CARES Act, which matures on April 30, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 30, 2020 and (iii) $1.5 million of outstanding principal borrowings under the EB-5 Loan Agreement, which we are required to repay on the seventh anniversary of the date of the last disbursement under the EB-5 Loan Agreement (unless terminated earlier pursuant to the terms of the EB-5 Loan Agreement). Our obligations under the EB-5 Loan Agreement are secured by substantially all of our assets other than our intellectual property. We could in the future incur additional indebtedness beyond the April 2020 Notes, the PPP Loan, and our borrowings under the EB-5 Loan Agreement.
Our existing or future debt could have significant adverse consequences, including:
•requiring us to dedicate a substantial portion of cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt;
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
Pursuant to the terms of our outstanding April 2020 Notes, we are required to use a specified percentage of the net proceeds we receive from this offering and from other financing transactions we may enter into, subject to limited exceptions, to redeem the outstanding amount under the April 2020 Notes, until such notes are paid in full. The required percentage is 20% with respect to any financing transaction occurring on or prior to August 22, 2020, and after such date, the required percentage is 30%. Our failure to use the applicable percentage of net proceeds from any financing transaction would result in a default under the April 2020 Notes, which would result in default interest becoming payable and would entitle the holders of the April 2020 Notes to require us to redeem the April 2020 Notes in full. The requirement that we apply a percentage of the net proceeds from any financing transaction will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes.
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
All or a portion of the PPP Loan may be forgiven by the Small Business Administration (the "SBA") upon application by us beginning 60 days, but not later than 120 days, after loan approval and upon documentation of expenditures in accordance with the SBA’s requirements. No more than 25% of the amount forgiven can be attributable to non-payroll costs. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA. If we are unable to obtain forgiveness of all or any portion of the PPP Loan, our liquidity could be reduced and our business, financial condition and results of operations may be adversely affected.
In order to satisfy our current and future debt service obligations, we will be required to raise funds from external sources. We may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. Our failure to satisfy our current and future debt obligations could adversely affect our financial condition and results of operations.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
Our April 2020 Notes and the EB-5 Loan Agreement impose on us certain operating and financial restrictions. These covenants limit our ability and the ability of our subsidiaries, under certain circumstances, to, among other things:
•incur or guarantee additional indebtedness;
•create or incur any mortgage, lien, pledge, security interest or other encumbrance upon our property or assets;
•redeem, repurchase, repay or make any payment in respect of other indebtedness, other than regularly scheduled interest payments;
•redeem or repurchase any equity interests of the Company;
•pay dividends and distributions;
•abandon any material intellectual property rights;
•sell or transfer assets; and
Our April 2020 Notes and the EB-5 Loan Agreement also contain certain customary affirmative covenants and events of default.
As a result of the covenants and restrictions contained in our existing debt agreements, we are limited in how we conduct our business, and we may be unable to raise additional debt to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from our debt holders and/or amend the covenants.
Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their maturity dates. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. If we are unable to repay, refinance or restructure our indebtedness, the holders of such debt could proceed against that indebtedness and trigger a default. If we are forced to refinance these borrowings on less favorable terms or if we are unable to repay, refinance or restructure such indebtedness, our financial condition and results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Executive Officer Equity Awards
On May 5, 2020, the Company approved a grant of stock options to each of its executive officers, other than its Chief Executive Officer, under the 2019 Plan. The awards are intended to more closely align the level of executive ownership in the Company with that of peer companies.
The Company additionally approved an equity award of options to purchase 261,080 shares of common stock to Sanjay Subramanian, the Company’s Chief Financial Officer, in recognition of his outstanding efforts.
The exercise price of the options is $0.34, which is equal to the closing price of the Company’s common stock on the grant date. The options vest annually over a three year requisite service period, subject to each executive officer’s continued employment with the Company on the applicable vesting dates. The table below sets forth the aggregate number of options granted to each officer:

Executive Officer	Position	Stock Options Granted
Sanjay Subramanian	Chief Financial Officer	369,256
Daniel Jorgensen	Chief Medical Officer	109,913
Rasappa Arumugham	Chief Scientific Officer	144,766
Kelly Beck	Vice President, Investor Relations & Administration	31,916
Vijay Tammara	Senior Vice President, Regulatory and Quality	20,573
On May 7, 2020, the Company awarded Shankar Musunuri, its Chief Executive Officer, a stock option grant to purchase 1,357,145 shares of common stock under the 2019 Plan. The exercise price of the options is $0.33, which is equal to the closing price of the Company’s common stock on the grant date. The options vest annually over a three year requisite service period, subject to Dr. Musunuri’s continued employment with the Company on the applicable vesting date.

Item 6. Exhibits.

Exhibit	Description

10.1+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference).

10.2+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Daniel Jorgensen (filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference).

10.3+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Rasappa Arumugham (filed as exhibit 10.3 to the Registrant's Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference).

10.4*+	Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Vijay Tammara.

10.5*+	Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Kelly Beck.

10.6*+	Amendment to Executive Employment Agreement, dated as of January 1, 2020, by and between Registrant and Sanjay Subramanian.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
_______________________
* Filed herewith.
** Furnished herewith.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: May 8, 2020	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 8, 2020	/s/ Sanjay Subramanian
Sanjay Subramanian Chief Financial Officer (Principal Financial Officer and Accounting Officer)