Form 10-Q
period 2020-06-30
Ocugen, Inc.
filed 2020-08-14
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
(484) 328-4701
(Registrant’s telephone number, including area code)
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OCGN	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of August 7, 2020, there were 135,006,644 outstanding shares of the registrant’s common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
•the risk that we may be unable to pay our senior promissory notes or other indebtedness when due;
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
•risks related to the failure to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that products will not achieve broad market acceptance; and
•the other risk factors discussed under the heading “Risk Factors” contained in the Annual Report on Form 10-K filed with the SEC on March 27, 2020 (the "2019 Annual Report"), in the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020, and in any other documents Ocugen files with the SEC.
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

OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$14,968,161	$7,444,052
Prepaid expenses and other current assets	924,500	1,322,167
Asset held for sale	7,000,000	7,000,000
Total current assets	22,892,661	15,766,219
Property and equipment, net	232,354	222,464
Restricted cash	151,157	151,016
Other assets	482,711	667,747
Total assets	$23,758,883	$16,807,446
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$507,864	$1,895,613
Accrued expenses	2,084,915	2,270,045
Short-term debt, net	4,068,176	—
Operating lease obligation	175,538	172,310
Other current liabilities	204,860	205,991
Total current liabilities	7,041,353	4,543,959
Non-current liabilities
Operating lease obligation, less current portion	75,577	163,198
Long term debt, net	2,018,926	1,072,123
Other non-current liabilities	—	9,755
Total non-current liabilities	2,094,503	1,245,076
Total liabilities	9,135,856	5,789,035
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized; seven issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock; $0.01 par value; 200,000,000 authorized; 135,128,144 and 52,746,728 shares issued at June 30, 2020 and December 31, 2019, respectively; 135,006,644 and 52,625,228 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1,351,281	527,467
Treasury Stock, at cost, 121,500 shares at June 30, 2020 and December 31, 2019	(47,864)	(47,864)
Additional paid-in capital	72,357,228	62,018,632
Accumulated deficit	(59,037,618)	(51,479,824)
Total stockholders’ equity	14,623,027	11,018,411
Total liabilities and stockholders’ equity	$23,758,883	$16,807,446
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Collaboration revenue	$42,620	$—	$42,620	$—
Total revenues	42,620	—	42,620	—
Operating expenses
Research and development	1,629,869	1,240,047	3,282,187	5,033,069
General and administrative	1,779,016	1,088,477	4,055,800	2,136,497
Total operating expenses	3,408,885	2,328,524	7,337,987	7,169,566
Loss from operations	(3,366,265)	(2,328,524)	(7,295,367)	(7,169,566)
Other income (expense)
Change in fair value of derivative liabilities	—	(608,149)	—	(1,384,422)
Loss on debt conversion	—	(341,136)	—	(341,136)
Interest income	433	377	552	971
Interest expense	(248,143)	(261,562)	(262,892)	(957,031)
Other income (expense)	—	184	(87)	(232)
Total other income (expense)	(247,710)	(1,210,286)	(262,427)	(2,681,850)
Net loss	$(3,613,975)	$(3,538,810)	$(7,557,794)	$(9,851,416)
Deemed dividend related to Warrant Exchange	(12,546,340)	—	(12,546,340)	—
Net loss to common stockholders	$(16,160,315)	$(3,538,810)	$(20,104,134)	$(9,851,416)

Shares used in calculating net loss per common share — basic and diluted	83,537,463	6,067,401	68,082,346	5,461,576
Net loss per share of common stock — basic and diluted	$(0.19)	$(0.58)	$(0.30)	$(1.80)

Net loss	$(3,613,975)	$(3,538,810)	$(7,557,794)	$(9,851,416)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	(169)	—	(451)
Comprehensive loss	$(3,613,975)	$(3,538,979)	$(7,557,794)	$(9,851,867)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	52,746,728	$527,467	$(47,864)	$62,018,632	$—	$(51,479,824)	$11,018,411
Stock-based compensation expense	—	—	—	222,513	—	—	222,513
Net loss	—	—	—	—	—	(3,943,819)	(3,943,819)
Balance at March 31, 2020	52,746,728	$527,467	$(47,864)	$62,241,145	$—	$(55,423,643)	$7,297,105
Stock-based compensation expense	—	—	—	149,209	—	—	149,209
Warrant Exchange	21,920,820	219,208	—	(5,197,084)	—	—	(4,977,876)
Issuance of common stock for subscription agreements and warrant exercises	1,328,405	13,284	—	318,472	—	—	331,756
At-the-market common stock issuance, net of $0.7 million of commissions and equity issuance costs	59,132,191	591,322	—	14,845,486	—	—	15,436,808
Net loss	—	—	—	—	—	(3,613,975)	(3,613,975)
Balance at June 30, 2020	135,128,144	$1,351,281	$(47,864)	$72,357,228	$—	$(59,037,618)	$14,623,027

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	4,960,552	$49,606	$—	$18,477,598	$451	$(31,237,194)	$(12,709,539)
Stock-based compensation expense	—	—	—	415,202	—	—	415,202
Foreign currency translation adjustment	—	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	—	(6,312,606)	(6,312,606)
Balance at March 31, 2019	4,960,552	$49,606	$—	$18,892,800	$169	$(37,549,800)	$(18,607,225)
Stock-based compensation expense	—	—	—	111,807	—	—	111,807
Foreign currency translation adjustment	—	—	—	—	(169)	—	(169)
Conversion of debt	1,125,673	11,257	—	13,968,532	—	—	13,979,789
Equity transactions	157,743	1,577	—	1,947,308	—	—	1,948,885
Net loss	—	—	—	—	—	(3,538,810)	(3,538,810)
Balance at June 30, 2019	6,243,968	$62,440	$—	$34,920,447	$—	$(41,088,610)	$(6,105,723)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(7,557,794)	$(9,851,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	37,760	19,259
Non-cash interest expense	262,892	937,772
Non-cash lease expense	95,392	154,969
Change in fair value of derivative liability	—	1,384,422
Stock-based compensation expense	371,722	527,009
Loss on debt conversion	—	341,136
Other non-cash	(165,609)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	498,836	(32,986)
Other assets	—	(25,000)
Accounts payable and accrued expenses	(1,219,887)	653,767
Lease obligations	(95,918)	(139,857)
Net cash used in operating activities	(7,772,606)	(6,030,925)
Cash flows from investing activities
Purchase of property and equipment	(34,458)	(2,067)
Payment of reverse asset acquisition costs	—	(130,000)
Net cash used in investing activities	(34,458)	(132,067)
Cash flows from financing activities
Financing lease principal payments	(11,928)	(1,021)
Proceeds from issuance of common stock	16,160,239	1,000,000
Payment of equity issuance costs	(592,952)	—
Proceeds from issuance of debt	921,415	4,300,000
Payments of debt issuance costs	(5,740)	(85,233)
Repayments of debt	(1,139,720)	—
Net cash provided by financing activities	15,331,314	5,213,746
Effect of changes in exchange rate on cash	—	(99)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,524,250	(949,345)
Cash, cash equivalents and restricted cash at beginning of period	7,595,068	1,778,613
Cash, cash equivalents and restricted cash at end of period	$15,119,318	$829,268
Supplemental disclosure of non-cash transactions:
Issuance of Warrant Exchange Promissory Notes	$5,625,000	$—
Obligation settled with common stock	$331,218	$—
Conversion of convertible notes	$—	$13,979,788
Deferred transaction costs	$—	$1,937,100
Right-of-use asset related to operating leases	$—	$470,356
Deferred equity issuance costs	$130,074	$152,157
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
Ocugen, Inc. (formerly known as Histogenics Corporation), together with its wholly owned subsidiaries (“Ocugen” or the “Company”), is a biopharmaceutical company focused on discovering, developing and commercializing transformative therapies to cure blindness diseases. The Company is located in Malvern, Pennsylvania, and manages its business as one operating segment.
Ocugen is developing a modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases ("IRDs") and dry age-related macular degeneration ("AMD"). Ocugen's modifier gene therapy platform is based on nuclear hormone receptors ("NHRs") which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, Ocugen believes that its gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product.
Ocugen's first gene therapy candidate, OCU400, is being developed to treat retinitis pigmentosa ("RP"), a group of rare genetic disorders that involves a breakdown and loss of cells in the retina and can lead to visual impairment and blindness. Ocugen has received four Orphan Drug Designations ("ODDs") from the Food and Drug Administration ("FDA") for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6B") mutation-associated RP. The third ODD, for the RHO mutation, was received in late July 2020. The fourth ODD, for the PDE6B mutation, was received in early August 2020. Ocugen is planning to initiate two Phase 1/2a clinical trials for OCU400 in the second half of 2021. Ocugen's second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. This candidate is currently in preclinical development.
Ocugen is also conducting preclinical development for a novel biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR") and wet AMD. Ocugen expects to initiate a Phase 1/2a clinical trial for OCU200 in the first half of 2022 and plans to expand the therapeutic applications of OCU200 beyond DME, DR and wet AMD to potentially include macular edema following retinal vein occlusion and myopic choroidal neovascularization.
Ocugen was developing OCU300, a small molecule therapeutic for the treatment of symptoms associated with ocular graft versus-host disease. On June 1, 2020, Ocugen announced that it had discontinued the Phase 3 trial of OCU300 based on results of a pre-planned interim sample size analysis conducted by an independent Data Monitoring Committee, which indicated the trial was unlikely to meet its co-primary endpoints upon completion. The trial was not stopped based on safety concerns. Ocugen is no longer pursuing the development of this product candidate.
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
Going Concern
The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. The Company incurred net losses of approximately $7.6 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had an accumulated deficit of $59.0 million and cash, cash equivalents and restricted cash totaling $15.1 million.
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
As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to develop the Company’s product candidates, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.
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
Use of Estimates
In preparing the condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions primarily include those used in the accounting for clinical trial accruals, warrant transactions, asset held for sale, and the valuation of debt and equity instruments, including embedded derivatives and stock-based compensation.

Collaboration Arrangements
The Company assesses whether collaboration agreements are subject to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”), based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner represent consideration from a customer, the Company accounts for those payments within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). However, if the Company concludes that its collaboration partner is not a customer, the Company will determine if analogy to other authoritative literature is appropriate.
During the three months ended June 30, 2020, the Company entered into a collaboration agreement subject to ASC 808. Under this arrangement, the Company records cost reimbursements received as a reduction of research and development expense in the period incurred and royalty payments received as collaboration revenue in the period in which the underlying sale occurs. See Note 5 for additional information.
Exit and Disposal Activities
The Company records liabilities for one-time termination benefits in accordance with ASC Topic 420, Exit and Disposal Cost Obligations ("ASC 420"). In accordance with ASC 420, an arrangement for one-time termination benefits exists at the date the plan of the termination meets the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the impacted employees and expected completion date, (iii) the plan identifies the terms of the benefits arrangement, (iv) it is unlikely significant changes to the plan will be made or the plan will be withdrawn and (v) the plan has been communicated to employees. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits, are recognized ratably over the future service period.
The Company records liabilities for employee termination benefits covered by ongoing benefit arrangements in accordance with ASC Topic 712, Compensation—Nonretirement Postemployment Benefits ("ASC 712"). In accordance with ASC 712, costs for termination benefits under ongoing benefits arrangements are recognized when management has committed to a plan of termination and the costs are probable and estimable.
Severance-related charges, once incurred, are recognized as either research and development expense or general and administrative expense within the condensed consolidated statements of operations and comprehensive loss depending on the job function of the employee.
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
As of June 30, 2020 and December 31, 2019, Ocugen had an intangible asset held for sale acquired from Histogenics. The intangible asset qualified as held for sale as of the date of the reverse asset acquisition and is carried at its original fair value less cost to sell of $7.0 million. See Note 3 for additional information.
Fair Value Measurements
The company follows the provisions of the ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair measurements.

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

The Company had derivative instruments that were fair valued on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2019. There were no derivative instruments fair valued on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2020. As of June 30, 2020, the Company estimates the fair value of the note with EB5 Life Sciences, L.P. was $1.0 million using Level 2 inputs. As of June 30, 2020, the Company believes the fair values using Level 2 inputs of both the Warrant Exchange Promissory Notes (as defined in Note 9) and the loan received under the PPP of the CARES Act (as defined in Note 9) approximate their carrying values. See Note 9 for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2020	2019
Cash and cash equivalents	$14,968,161	$678,492
Restricted cash	151,157	150,776
Total cash, cash equivalents and restricted cash	$15,119,318	$829,268
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
Operating leases are included in other assets and lease obligations on the Company’s condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases real estate, and leases for real estate are classified as operating leases. ASC Topic 842, Leases ("ASC 842") requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

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
Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments include the Company's proportionate share of utilities and other operating expenses and are presented as operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss in the same line item as expense arising from fixed lease payments.
Stock-based compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units and modifications to existing agreements, to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. The Company recognizes forfeitures as they occur.
The Company’s stock-based awards are subject to service-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based awards generally vest over a one to three year requisite service period and have a contractual term of 10 years.
Estimating the fair value of options requires the input of subjective assumptions, including expected life of the option, stock price volatility, the risk-free interest rate and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, the Company’s stock-based compensation expense could be materially different in the future.
Recently Adopted Accounting Standards
In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements and was effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company's disclosures.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, ASC 606 guidance should be applied, including recognition, measurement, presentation and disclosure requirements. The standard adds unit-of-account guidance to ASC 808 to align with the guidance in ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the collaborative arrangement is within the scope of ASC 606. The standard also precludes a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties with revenue from contracts with customers recognized under ASC 606 if the collaborative arrangement participant is not a customer. This standard was effective for the Company on January 1, 2020. Consistent with the guidance in this standard, the Company assesses whether collaboration arrangements are within the scope of ASC 606. For collaboration arrangements that are not within the scope of ASC 606, applicable transactions with collaborative arrangement participants are presented as collaboration revenue rather than revenue from contracts with customers. See above and Note 5 for additional information.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of January 1, 2023. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company does not currently expect the adoption of these standards to have a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard will have an effective date and transition date of January 1, 2021. This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations and calculating income taxes in interim periods. This standard also adds guidance to reduce complexity in certain areas, including recognizing franchise tax, recognizing deferred taxes for tax goodwill, allocating taxes to the members of a consolidated group and recognizing the effect of enacted changes in tax laws or rates during an interim period. The Company does not currently expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). This standard will have an effective and transition date of January 1, 2024. Early adoption is permitted beginning January 1, 2021. This standard simplifies an issuer's accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features as well as simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. This standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The standard requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of a public business entity's convertible debt at the instrument level, among other things. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.
3. Merger and Financing
Pre-Merger Financing
In June 2019, OpCo and Histogenics entered into a Securities Purchase Agreement (as amended, the "Financing SPA") with certain accredited investors (the "Investors"). Pursuant to the Financing SPA, among other things, (i) immediately prior to the Merger, OpCo issued 2.2 million shares of common stock to the Investors, (ii) on October 4, 2019, the Company issued 2.2 million shares of the Company's common stock to the Investors and (iii) on October 4, 2019, the Company issued three series of warrants to purchase shares of the Company’s common stock (the “Series A Warrants,” the “Series B Warrants” and the “Series C Warrants” and collectively, the “Pre-Merger Financing Warrants”) in exchange for an aggregate purchase price of $25.0 million. See Note 12 for additional information.
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
In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the Company concluded that, while Histogenics was the legal acquirer, OpCo was the accounting acquirer due to the fact that (i) OpCo’s shareholders had the majority of the voting rights in Ocugen, (ii) OpCo held all of the board seats of the combined company and (iii) OpCo management held all key positions in the management of the combined company. The Company further concluded that Histogenics did not meet the definition of a business under ASC 805 due to the fact that substantially all of the fair value of the gross assets disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets. Therefore, the Merger was accounted for as a reverse asset acquisition.
In connection with the Merger, on May 8, 2019, Histogenics entered into an asset purchase agreement (the "Asset Purchase Agreement") with Medavate Corp. ("Medavate"), pursuant to which Histogenics agreed to sell substantially all of its assets relating to its NeoCart® program for $6.5 million. The parties subsequently amended the Asset Purchase Agreement to increase the purchase price to $7.0 million with the purchase price increasing 10% per month (or any portion thereof) starting October 31, 2019 if the closing date of the Asset Purchase Agreement did not occur prior to October 31, 2019. The Company may terminate the Asset Purchase Agreement at any time without recourse. The Asset Purchase Agreement closing date did not occur as of June 30, 2020 and the Company has not terminated the Asset Purchase Agreement as of June 30, 2020.
The NeoCart® asset qualified as held for sale as of the date of the reverse asset acquisition and is carried at its original fair value less cost to sell on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The NeoCart® asset held for sale was valued at the acquisition date based on a quoted price of $7.0 million, which is an observable Level 2 fair value input. Any subsequent increases in fair value, if applicable, are not recognized beyond the initial value at the time the asset was classified as held for sale.
4. Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss—basic and diluted	$(3,613,975)	$(3,538,810)	$(7,557,794)	$(9,851,416)
Deemed dividend related to Warrant Exchange (Note 12)	(12,546,340)	—	(12,546,340)	—
Net loss to common stockholders	$(16,160,315)	$(3,538,810)	$(20,104,134)	$(9,851,416)
Shares used in calculating net loss per common share—basic and diluted	83,537,463	6,067,401	68,082,346	5,461,576
Net loss per common share—basic and diluted	$(0.19)	$(0.58)	$(0.30)	$(1.80)
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	4,503,961	502,863	4,503,961	502,863
Warrants	870,020	870,020	870,020	870,020
Total	5,373,981	1,372,883	5,373,981	1,372,883

5. Collaboration Agreements
In April 2020, the Company entered into a collaboration agreement (the “Advaite Agreement”) with Advaite, Inc. (“Advaite”) with respect to the development of Advaite’s RapCov COVID-19 Testing Kit (the “COVID-19 Test”). Advaite was co-founded and is being managed by Mr. Karthik Musunuri, the son of the Company's Chief Executive Officer, Chairman of the Board and co-founder, Dr. Shankar Musunuri. Pursuant to the Advaite Agreement, the Company will provide certain production, research and development, technical, regulatory and quality support services to Advaite in connection with the development and commercialization of the COVID-19 Test (the “Ocugen Services”). Advaite will research, develop, and seek to obtain regulatory approval of the COVID-19 Test, and where regulatory approval is obtained, commercialize the COVID-19 Test.
Advaite will solely own all data and materials, including the COVID-19 Test, generated by the Company and its representatives solely in the course of the performance of the Ocugen Services. Advaite is responsible for all preparation and submission of regulatory materials for the COVID-19 Test to regulatory authorities, and Advaite will hold all regulatory approvals of the COVID-19 Test in its name and own all related submissions.
The Company is entitled to receive cost reimbursements from Advaite, beginning as of April 1, 2020, for (a) costs incurred by the Company related to its personnel who are subject matter experts involved in providing the Ocugen Services ("SME Costs") and (b) Advaite's pro-rata share of all costs (other than SME Costs) incurred by the Company in providing the Ocugen Services. As partial consideration for the Company's performance of the Ocugen Services, Advaite will pay to the Company a quarterly royalty in the range of mid to high single digits based on net sales of the COVID-19 Tests.

The Advaite Agreement expires on April 29, 2021, unless extended upon mutual agreement of both the Company and Advaite. Except as otherwise specified in the terms of the Advaite Agreement, Advaite’s obligation to make royalty payments to the Company will survive expiration of the Advaite Agreement.
The Advaite Agreement is considered to be within the scope of ASC 808 as the Advaite Agreement represents a joint operating activity and both Advaite and the Company are active participants and exposed to the risks and rewards. The Company has evaluated the Advaite Agreement and determined it is not within the scope of ASC 606 as Advaite does not meet the definition of a customer.
Cost reimbursements are recorded as a reduction in research and development expense in the period incurred. Royalty payments are recorded as collaboration revenue in the period in which the underlying sale occurs. For the three and six months ended June 30, 2020, the Company recorded $0.2 million as a reduction of research and development expense and $42,620 as collaboration revenue in connection with the Advaite Agreement.
6. Accrued Expenses
Accrued Expenses are as follows:

	June 30, 2020	December 31, 2019
Accrued expenses:
Research and development	$60,458	$271,322
Clinical	435,281	421,788
Professional fees	376,031	917,568
Employee-related	508,474	624,420
Severance-related (1)	693,585	—
Other	11,086	34,947
Total accrued expenses	$2,084,915	$2,270,045
_______________________
(1) See Note 7 for additional information regarding severance-related accrued expenses.
7. Exit and Disposal Activities
On June 15, 2020, the Company, as part of its recent shift in focus toward its gene therapy platform and novel biologics program aimed at curing blindness diseases, communicated notice to five employees of termination of their employment. This reduction represents one-third of the Company’s workforce. All terminations were “without cause” and each employee is entitled to receive termination benefits upon departure. The termination dates vary for each employee and range from June 30, 2020 to December 31, 2020.
As a result of the workforce reduction, the Company recognized severance-related charges of $0.7 million during the three and six months ended June 30, 2020. The Company expects to pay severance benefits of $0.4 million during 2020 and $0.3 million during 2021. For the three and six months ended June 30, 2020, the Company recognized severance-related charges of $0.2 million within general and administrative expense and $0.5 million within research and development expense.
The following table outlines the components of the severance-related charges:

Amount
Accrued Severance at December 31, 2019	$—
Severance-related charges	693,585
Accrued Severance at June 30, 2020	$693,585

8. Equity Transactions
At-the-Market Offerings
During the three months ended June 30, 2020, the Company sold an aggregate of 59.1 million shares of common stock in separate at-the-market offerings (“ATMs”) commenced in May 2020 and June 2020. The Company received net proceeds of $15.4 million, after deducting commissions, fees and expenses of $0.7 million. The offerings were made pursuant to the Company's effective "shelf" registration statement on Form S-3 filed with the Securities and Exchange Commission on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplements related to the offerings dated May 8, 2020 and June 12, 2020. As of June 30, 2020, the Company had sold all of the shares of common stock available for issuance under the prospectus supplements filed in connection with the ATMs.
Subscription Agreements
On April 22, 2020, the Company entered into a subscription agreement with an accredited investor for the sale of 1,000 shares of the Company's common stock in a private placement for an aggregate offering price of $395. This private placement constituted a Dilutive Issuance (as defined in Note 12) and resulted in adjustments to the Series A Warrants.
On June 6, 2020, the Company entered into a subscription agreement with an accredited investor for the issuance of 1.3 million shares of the Company's common stock in a private placement. The shares of common stock were issued as part of a transaction in settlement of an outstanding obligation of the Company to the accredited investor, in which (i) the Company agreed to make certain cash payments, (ii) the Company issued the 1.3 million shares of common stock in exchange for the accredited investor's agreement to cancel $0.3 million of the outstanding obligation and (iii) the accredited investor agreed to cancel an additional portion of the amount owed by the Company representing a discount of $0.2 million.
On April 5, 2019, OpCo entered into a subscription agreement (the "April 2019 Subscription Agreement") with existing investors for the sale of 0.1 million shares of common stock for $1.0 million. This capital raise triggered the conversion features on the convertible debt described in Note 9 below.
9. Debt
The following table provides a summary of the carrying values for the components of debt as reflected on the condensed consolidated balance sheets:

	June 30, 2020	December 31, 2019
PPP Note	$421,415	$—
Warrant Exchange Promissory Notes	4,068,176	—
EB-5 Loan Agreement borrowings	1,597,511	1,072,123
Total carrying value of debt, net	$6,087,102	$1,072,123
PPP Note
On April 30, 2020, the Company was granted a loan from Silicon Valley Bank ("SVB"), in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On June 5, 2020, the PPP Flexibility Act of 2020 (the "PPPFA") was signed into law amending the original terms of the PPP. Among other things, the PPPFA extends the deferral period for monthly principal and interest payments from six months to the time when the Small Business Administration (the "SBA") compensates the lender for amounts forgiven as well as extending the covered period for qualifying expenses from eight weeks to the earlier of 24 weeks or December 31, 2020. Certain amounts of the loan may be forgiven if they are used for qualifying expenses as described by the CARES Act.

The loan was in the form of a promissory note dated April 30, 2020 in favor of SVB (the "PPP Note"). The PPP Note matures on April 30, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest payments are payable monthly commencing on the date the SBA compensates SVB for forgiven amounts or within 10 months following the expiration of the covered period if the Company has not applied for forgiveness. The Company did not provide any collateral or guarantees for the loan, nor did the Company pay any facility charge to obtain the loan. The PPP Note provides for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations and material adverse events.
At June 30, 2020, the carrying value of the PPP Loan was $0.4 million.
Warrant Exchange Promissory Notes
On April 22, 2020, in connection with the Warrant Exchange as defined in Note 12, the Company issued to Investors certain promissory notes (the "Warrant Exchange Promissory Notes") with an aggregate principal amount of $5.6 million. The Warrant Exchange Promissory Notes have a maturity date of April 21, 2021 and do not bear interest. The Company may prepay the Warrant Exchange Promissory Notes in whole or in part at any time without penalty or premium. In the event that the Company consummates a financing transaction that generates cash to the Company, the Company is required to use 20% of the net proceeds of such transaction to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if the transaction occurs on or prior to August 22, 2020, and 30% of the net proceeds to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if that transaction occurs after August 22, 2020.
On April 22, 2020, the Warrant Exchange Promissory Notes were recorded at a fair value of $5.0 million. The difference of $0.6 million between the fair value and the aggregate principal amount of $5.6 million was recorded as a debt discount to be accreted to interest expense over the life of the Warrant Exchange Promissory Notes. The accretion amounted to $0.2 million for the three and six months ended June 30, 2020.
The Company is required to use 20% of the net proceeds of the ATMs discussed in Note 8 to redeem the outstanding amount under the Warrant Exchange Promissory Notes. During the three and six months ended June 30, 2020, the Company made payments to the Warrant Exchange Promissory Note holders of $1.1 million. On July 1, 2020, the Company made additional payments of $1.9 million, further reducing the principal amount outstanding.
The carrying values of the Warrant Exchange Promissory Notes at June 30, 2020 and December 31, 2019 are summarized below:

	June 30, 2020	December 31, 2019
Principal outstanding	$4,485,280	$—
Less: unamortized debt discount	(417,104)	—
Carrying value	$4,068,176	$—

EB-5 Loan Agreement Borrowings
In September 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), the Company entered into an arrangement (the “EB-5 Loan Agreement”) to borrow up to $10.0 million from EB5 Life Sciences, L.P. (“EB-5 Life Sciences”) in $0.5 million increments. Borrowing may be limited by the amount of funds raised by the EB-5 Life Sciences and are subject to certain job creation requirements by the Company. Borrowings are at a fixed interest rate of 4.0% per annum and are to be utilized in the clinical development, manufacturing, and commercialization of the Company’s products and for the general working capital needs of the Company. Outstanding borrowings pursuant to the EB-5 Program, including accrued interest, become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. The EB-5 Program borrowings are secured by substantially all assets of the Company, except for any patents, patent applications, pending patents, patent license, patent sublicense, trademarks, and other intellectual property rights.
Under the terms and conditions of the EB-5 Loan Agreement, the Company borrowed $1.0 million in 2016 and an additional $0.5 million on March 26, 2020. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of the loan.
The carrying values of the EB-5 Loan Agreement borrowings as of June 30, 2020 and December 31, 2019 are summarized below:

	June 30, 2020	December 31, 2019
Principal outstanding	$1,500,000	$1,000,000
Plus: accrued interest	151,054	127,777
Less: unamortized debt issuance costs	(53,543)	(55,654)
Carrying value	$1,597,511	$1,072,123
Senior Secured Convertible Notes
On May 21, 2019, the Company issued senior secured convertible notes to certain investors for $2.4 million at an original issue discount of $0.5 million, and on June 28, 2019, the Company entered into an agreement to issue additional senior secured convertible notes to the investors for $2.9 million with an original issue discount of $0.4 million (together the "Senior Secured Convertible Notes"). The amounts borrowed under the June 28, 2019 agreement were received subsequent to June 30, 2019, and were therefore recognized in July 2019. Immediately prior to the Merger completed on September 27, 2019, the Investors offset $5.3 million from the amount to be received under the Pre-Merger Financing and the Senior Secured Convertible Notes were deemed to have been repaid and cancelled. The accretion of the original issue discount to interest expense amounted to $0.2 million during three and six months ended June 30, 2019.
Convertible Promissory Note
On April 4, 2019, the Company issued a convertible promissory note (the "Convertible Promissory Note") to an existing stockholder for $0.9 million at an interest rate of 5% per annum. On May 16, 2019, the Convertible Promissory Note was converted into equity. OpCo issued 0.1 million shares of common stock at the conversion date to extinguish the debt at $12.41 per share. This non-cash transaction resulted in an increase of $0.9 million in additional paid-in capital, which was based on the principal balance outstanding and the unpaid interest upon conversion.
Convertible Notes
During the years ended December 31, 2019 and 2018, the Company issued convertible notes (the “Convertible Notes”) to new and existing stockholders in the Company, including Convertible Notes in the aggregate principal amount of $3.5 million to members of the Board of Directors. As of December 31, 2019, all Notes had been converted and were no longer outstanding.
At issuance, the following amounts were recorded:

Convertible Note Issuance Date	Convertible Note Principal Amount	Fair Value of Embedded Derivatives	Debt Issuance Costs	Carrying Value upon Issuance
January 2018	$5,000,000	$(2,657,711)	$(35,969)	$2,306,320
June 2018	1,000,000	(724,216)	(3,000)	272,784
November 2018	1,150,400	(21,127)	(50,646)	1,078,627
December 2018	150,000	(2,857)	(14,310)	132,833
January 2019	450,000	(182,882)	(29,358)	237,760
February 2019	1,000,000	(302,379)	(55,875)	641,746
Total	$8,750,400	$(3,891,172)	$(189,158)	$4,670,070
All Convertible Notes accrued interest at a rate of 5% per annum and had scheduled maturity dates on the eighteen month anniversary of the date of the issuance of the Convertible Notes (the “Maturity Date”). If prior to the Maturity Date, there was a consummation of the sale of all or substantially all of the assets of the Company, change in control or event of default, the Convertible Notes would become due and payable at an amount equal to 1.5 times the principal amount of the Convertible Notes together with all accrued interest (the “Change in Control Feature”).
If the Company received equity financing from the issuance of stock of the Company from an investor or group of investors in a transaction or series of related transactions above a certain amount of gross proceeds, the principal amount and all interest accrued but not paid through the closing date of the qualified equity financing was to automatically convert into the same class of equity securities as those issued in the qualified equity financing ("Conversion Feature"). The price per share varied among the Convertible Notes ranging from a 0% to 30% discount to the lowest price per share being paid by investors in the qualified equity financing.
The Company bifurcated the Conversion Feature for the January 2018, June 2018, January 2019, and February 2019 Convertible Notes and classified it as a derivative liability because the conversion feature did not have a fixed conversion price and conversion would be settled in a variable number of shares of common stock. There was no bifurcated conversion feature for the November 2018 and December 2018 Convertible Notes as there is no discount to the lowest equity price triggering conversion. The Company also bifurcated the Change in Control Feature for all of the Convertible Notes because it was determined to be a redemption feature not clearly and closely related to the debt host.
The fair value of both of the embedded features was accounted for as a derivative liability and was recorded as a discount on the Convertible Notes. Inputs used in valuation were unobservable and therefore considered Level 3 in the fair value hierarchy. The debt discount was accreted into interest expense over the expected time until conversion of the Convertible Notes. The accretion amounted to $36,827 and $0.5 million for the three and six months ended June 30, 2019, respectively. There was no accretion during the three and six months ended June 30, 2020 as all Convertible Notes had been converted and were no longer outstanding as of December 31, 2019.
The fair value of the embedded features was classified as a liability in the Company’s condensed consolidated balance sheets at issuance, with subsequent changes in fair value recorded on the Company’s condensed consolidated statements of operations and comprehensive loss as a change in fair value of derivative liabilities.
As a result of the April 2019 Subscription Agreement as described and defined within Note 8, the triggers for conversion were met on the Convertible Notes. On April 5, 2019, the Convertible Notes were modified to change the discount percentage from the 0% discount per the terms of the November 2018 and December 2018 Convertible Notes and the 15% discount per the terms of the January 2019 and February 2019 Convertible Notes to 30% at the time of conversion. The Company issued 1.1 million shares of common stock at $8.69 per share on the date of conversion to extinguish the debt, which resulted in a loss of $0.3 million. This non-cash conversion also resulted in an increase of $13.0 million in additional paid-in capital, which was based on the principal balance outstanding and the unpaid interest upon conversion.
Principal Maturities
Debt maturities (excluding interest) are summarized below:

	Twelve months ending June 30,
	2021	2022	2023	2024	2025	Thereafter	Total
Principal Maturities	$4,485,280	$421,415	$—	$—	$—	$1,500,000	$6,406,695

10. Stock-based Compensation
Stock-based compensation expense for options granted is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
General and administrative	$44,563	$(20,873)	$148,039	$250,395
Research and development	104,646	132,680	223,683	276,614
Total	$149,209	$111,807	$371,722	$527,009
As of June 30, 2020, the Company had $1.6 million of unrecognized compensation expense related to options outstanding under its equity plans. This expense is expected to be recognized over a weighted average period of 2.3 years as of June 30, 2020.
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
As of June 30, 2020, the 2014 Plan provides for the granting of up to 0.8 million equity awards in respect to Ocugen's common stock. As of June 30, 2020, the 2019 Plan provides for the granting of up to 4.2 million equity awards in respect of Ocugen's common stock, inclusive of equity awards that were previously available for issuance under the 2013 Plan and the additional shares authorized for issuance pursuant to the 2019 Plan's "Evergreen" provision on January 1, 2020.
As of June 30, 2020, an aggregate of 0.5 million and 4.0 million shares of Company common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan and 2019 Plan, respectively.
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	731,189	$4.59	8.0	$24,028
Granted	3,967,950	$0.41
Forfeited	(195,178)	$1.97
Options outstanding at June 30, 2020	4,503,961	$1.02	9.4	$—
Options exercisable at June 30, 2020	461,327	$4.82	6.7	$—
The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2020 were $0.28 and $0.34 per share, respectively.

11. Commitments
Operating Leases
The Company has commitments under operating leases for certain facilities used in its operations. The Company’s leases have initial lease terms ranging from one to five years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$47,696	$81,696	$95,392	$154,969
Variable lease cost	20,077	21,031	41,246	36,879
Total lease cost	$67,773	$102,727	$136,638	$191,848
Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Right-of-use assets, net	$260,708	$344,574

Current lease obligations	$175,538	$172,310
Non-current lease obligations	75,577	163,198
Total lease liabilities	$251,115	$335,508
Supplemental information related to leases was as follows:

	Six months ended June 30,
	2020	2019
Weighted-average remaining lease terms—operating leases (years)	1.5	2.5
Weighted-average discount rate—operating leases	7.6%	7.6%
Future minimum operating minimum lease payments for all leases, exclusive of taxes and other carrying charges, are approximately as follows:

For the Years Ending December 31,	Amount
Remainder of 2020	$96,112
2021	160,909
2022	11,354
Total	$268,375
Less: present value adjustment	(17,260)
Present value of minimum lease payments	$251,115
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

Future minimum lease payments for all financing leases, exclusive of taxes and other carrying charges, are approximately as follows:

For the Years Ending December 31,	Amount
Remainder of 2020	$11,928
2021	9,941
Total	$21,869
Less: present value adjustment	(809)
Present value of minimum lease payments	$21,060
The Company does not have any leases that have not yet commenced which are significant.
12. Warrants
Pre-Merger Financing Warrants
On September 27, 2019, Ocugen completed the Merger with OpCo. Immediately prior to the Merger, Ocugen and OpCo completed a previously announced private placement transaction with certain Investors pursuant to the Financing SPA, whereby, among other things, the Company agreed to issue Series A Warrants, Series B Warrants, and Series C Warrants.
On November 5, 2019, the Company entered into an agreement with each Investor that amended the terms of each of the Pre-Merger Financing Warrants held by each such Investor (collectively, the “Warrant Amendments”). The terms of the Pre-Merger Financing Warrants and the Warrant Amendments are discussed below. There were no Pre-Merger Financing Warrants outstanding at June 30, 2020.
Series A Warrants
The Series A Warrants had an initial exercise price per share of $7.13, were exercisable upon issuance and had a term of 60 months from the date of issuance. The Series A Warrants were exercisable for up to 8.8 million shares of Ocugen common stock.
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
All of the Series A Warrants were outstanding and exercisable as of December 31, 2019. Pursuant to the Warrant Exchange (as defined below), no Series A Warrants were outstanding as of June 30, 2020.
Series B Warrants
The Series B Warrants had an exercise price of $0.01, were exercisable after the completion of a 10 trading-day period following the effectiveness of a registration statement covering the resale of common stock into which such warrants were exercisable and were to expire on the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants were initially exercisable by the holders for 8.0 million shares of common stock.
Additionally, each Series B Warrant included a Reset Period pursuant to which the number of shares issuable upon exercise of the Series B Warrants shall be increased during certain Reset Periods (as defined in the Series B Warrants). The Reset Period concluded in November 2019 and resulted in an aggregate of 12.6 million additional shares of common stock becoming issuable upon exercise of the Series B Warrants. There were 1,000 Series B Warrants outstanding at December 31, 2019. During the three months ended June 30, 2020, the remaining 1,000 Series B Warrants were exercised.

Series C Warrants
The Series C Warrants were exercisable upon issuance for up to 50.0 million shares of common stock at an initial exercise price of $7.13 per share. Each of the Series C Warrants was amended pursuant to the Warrant Amendments to permit the Investors, in lieu of making any cash payment otherwise contemplated to be made to the Company upon the exercise of the Series C Warrant, to elect instead to receive upon such exercise up to 20.0 million shares of common stock. Prior to the Warrant Amendments, the Series C Warrants had permitted the exercise without any cash payment of up to 50.0 million shares of common stock in the event that the volume weighted-average price of the common stock on Nasdaq was less than or equal to $1.20 per share on any five trading days following the issuance of the Series C Warrants. There were 1,000 Series C Warrants outstanding at December 31, 2019. During the three months ended June 30, 2020, the remaining 1,000 Series C Warrants were exercised.
Warrant Exchange
On April 22, 2020, the Company entered into a subscription agreement as discussed within Note 8. The subscription agreement constituted a Dilutive Issuance (as defined above) and resulted in adjustments to the number of issuable Series A Warrants and the exercise price under the Series A Warrants.
Contemporaneously with the subscription agreement, the Company and OpCo entered into Amendment and Exchange Agreements (each an "Exchange Agreement" and collectively, the "Exchange Agreements") with the Investors. Pursuant to the Exchange Agreements, the Company, OpCo and the Investors agreed, among other things, after giving effect to the Dilutive Issuance, to amend the Series A Warrants to provide for an adjustment to the number of common stock issuable upon the exercise of the Series A Warrants. Concurrently with such amendments, the Investors exchanged the Series A Warrants for (i) an aggregate of 21.9 million shares of common stock and (ii) the Warrant Exchange Promissory Notes as defined in Note 9 (collectively the "Warrant Exchange"). Following the consummation of the Warrant Exchange and the concurrent exercise of the remaining Series B Warrants and Series C Warrants, there were no Pre-Merger Financing Warrants outstanding at June 30, 2020.
Accounting for Warrant Exchange
The Company accounted for the Warrant Exchange by recognizing the fair value of the consideration transferred in excess of the carrying value of the Series A Warrants as a reduction of additional paid-in capital as of June 30, 2020. The fair value of the consideration transferred to settle the Series A Warrants was approximately $13.6 million, comprised of $8.6 million in shares of common stock and the fair value of the Warrant Exchange Promissory Notes of $5.0 million. The fair value of consideration transferred to settle the Series A warrants was in excess of the fair value of the Series A Warrants immediately prior to the transaction by approximately $12.5 million. The excess consideration was accounted for as a deemed dividend to the warrant holders and is reflected as an additional net loss attributed to common stockholders in the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2020. The fair value of the Series A Warrants immediately prior to the Warrant Exchange was $1.1 million, which was estimated using a Black-Scholes valuation model utilizing Level 3 inputs.
OpCo Warrants
Prior to 2018, OpCo issued warrants to investors of the Company pursuant to a stockholders' agreement and to two employees of the Company pursuant to their respective employment agreements. As of June 30, 2020 and December 31, 2019, 0.9 million warrants to purchase common stock were outstanding and exercisable and had a weighted average exercise price of $5.67 per share. The warrants expire between 2025 and 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on March 27, 2020 (the "2019 Annual Report"). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2019 Annual Report and the "Risk Factors" and “Disclosure Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on discovering, developing and commercializing transformative therapies to cure blindness diseases.
Our cutting-edge technology pipeline includes:
•Modifier Gene Therapy Platform—Based on nuclear hormone receptors ("NHRs"), we believe our gene therapy platform has the potential to address many retinal diseases, including retinitis pigmentosa ("RP"), with one product.
•Novel Biologic Therapy for Retinal Diseases—We are developing OCU200, which is being developed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR") and wet age-related macular degeneration ("AMD").
We are developing a breakthrough modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases ("IRDs"), and dry AMD. Our modifier gene therapy platform is based on NHRs which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product. IRDs such as RP, a group of rare genetic disorders that involves a breakdown and loss of cells in the retina and can lead to visual impairment and blindness, affect over 1.5 million people worldwide. Over 150 gene mutations have been associated with RP and this number represents only 60% of the RP population. The remaining 40% of RP patients cannot be genetically diagnosed, making it difficult to develop individual treatments. We believe our first gene therapy candidate, OCU400, has the potential to eliminate the need for developing more than 150 individual products and provide one treatment option for all RP patients.
OCU400 has received four Orphan Drug Designations ("ODDs") from the Food and Drug Administration ("FDA") for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6B") mutation-associated RP. The third ODD, for the RHO mutation, was received in late July 2020. The RHO mutation is one of the more common mutations that cause RP, representing about 12% of RP patients in the United States. The fourth ODD, for the PDE6B mutation, was received in early August 2020. RP caused by PDE6B mutation is an inherited retinal dystrophy that leads to blindness by midlife and is characterized by the progressive loss of photoreceptors, with or without the loss of retinal pigment epithelium cells. We are planning to initiate two Phase 1/2a clinical trials for OCU400 in the second half of 2021. Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. This candidate is currently in preclinical development.
We are also conducting preclinical development for a novel biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat DME, DR and wet AMD. We expect to initiate a Phase 1/2a clinical trial for OCU200 in the first half of 2022. We plan to expand the therapeutic applications of OCU200 beyond DME, DR and wet AMD to potentially include macular edema following retinal vein occlusion and myopic choroidal neovascularization.
We were developing OCU300, a small molecule therapeutic for the treatment of symptoms associated with ocular graft versus-host disease. On June 1, 2020, we announced that we had discontinued the Phase 3 trial of OCU300 based on results of a pre-planned interim sample size analysis conducted by an independent Data Monitoring Committee, which indicated the trial was unlikely to meet its co-primary endpoints upon completion. The trial was not stopped based on safety concerns. We are no longer pursuing the development of this product candidate.
We were previously developing OCU310 for patients with dry eye disease. We completed a Phase 3 clinical trial for OCU310 that was initiated in September 2018. Although the trial showed that OCU310 is safe and well-tolerated, it did not meet its co-primary endpoints for symptom and sign. We are no longer pursuing the development of this product candidate.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We incurred net losses of approximately $7.6 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $59.0 million and a cash, cash equivalents and restricted cash balance of $15.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
To date, we have viewed our operations and manage our business as one operating segment. As of June 30, 2020, all of our assets were located in the United States. Our headquarters and operations are located in Malvern, Pennsylvania.
Financial Operations Overview
Collaboration Revenue
Collaboration revenue consists of royalty payments received in connection with agreements accounted for as collaborative arrangements under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 808, Collaborative Arrangements ("ASC 808"). The Company assesses whether royalty payments from collaboration partners represent consideration from a customer. If the collaboration partner is considered a customer, the Company accounts for those payments within the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). However, when the Company concludes that its collaboration partner is not a customer, the Company will record royalty payments received as collaboration revenue in the period in which the underlying sale occurs. See Note 5 to our condensed consolidated financial statements included in this report for additional information.
Research and development expense
Research and development costs are expensed as incurred. These costs consist of internal and external expenses. Internal expenses include the cost of salaries, benefits, severance and other related costs, including stock-based compensation, for personnel serving in our research and development functions, as well as allocated rent and utilities expenses. External expenses include development, clinical trials, patent costs and regulatory compliance costs incurred with research organizations and other third-party vendors. License fees paid to acquire access to proprietary technology are expensed to research and development unless it is determined that the technology is expected to have an alternative future use. All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred to research and development expense due to the uncertainty about the recovery of the expenditure. We record costs for certain development activities, such as clinical trials, based on our evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued research and development expense, as the case may be.
We anticipate that our research and development expenses will increase modestly as compared to prior periods as we conduct preclinical activities in preparation for Phase 1/2a trials with respect to OCU400, OCU410, and OCU200 that we plan to commence in 2021 and 2022.
General and administrative expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, severance and stock-based compensation expense, for employees in executive, accounting and other administrative functions. General and administrative expense also includes corporate facility costs, including rent and utilities, insurance premiums, legal fees related to corporate matters and fees for accounting and other consulting services.
We anticipate that our general and administrative expenses will increase as a result of higher corporate infrastructure costs including, but not limited to accounting, legal, human resources, consulting, and investor relations fees, as well as increased director and officer insurance premiums, associated with operating as a public company.

Severance-related expense
In June 2020, we communicated notice to five employees of termination of their employment. This reduction represents one-third of our workforce. All terminations were “without cause” and each employee is entitled to receive termination benefits upon departure. The termination dates vary for each employee and range from June 30, 2020 to December 31, 2020.
As a result of the workforce reduction, we recognized severance-related charges of $0.7 million during the three and six months ended June 30, 2020. We expect to pay severance benefits of $0.4 million during 2020 and $0.3 million during 2021. For the three and six months ended June 30, 2020, we recognized severance-related charges of $0.2 million within general and administrative expense and $0.5 million within research and development expense. We expect that the workforce reduction will result in approximately $2.0 million in annualized cost savings commencing in 2021.
Change in fair value of derivative liabilities
Change in fair value of derivative liabilities includes the change in fair value each reporting period of the conversion and change in control features embedded in certain convertible notes, which were required to be bifurcated and recognized at fair value.
Interest Expense
Interest expense primarily includes debt coupon interest, the amortization of debt issuance costs, and the accretion of debt discounts.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes the results of Ocugen’s operations for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
(in thousands)	2020	2019	Change
Revenues:
Collaboration revenue	$43	$—	$43
Total revenues	43	—	43
Operating expenses:
Research and development	1,630	1,240	390
General and administrative	1,779	1,088	691
Total operating expenses	3,409	2,328	1,081
Loss from operations	(3,366)	(2,328)	(1,038)
Other income (expense):
Change in fair value of derivative liability	—	(608)	608
Loss on debt conversion	—	(341)	341
Interest expense	(248)	(262)	14
Total other income (expense)	(248)	(1,211)	963
Net loss	$(3,614)	$(3,539)	$(75)

Collaboration revenue
Collaboration revenue increased by $42,620 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as a result of collaboration revenue generated from our collaboration agreement with Advaite, Inc. ("Advaite"), which commenced in April 2020. We did not have any collaboration revenue in 2019.
Research and development expense
Research and development expense increased by $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily as a result of an increase of $0.5 million in severance charges related to the employee terminations announced in June 2020 and an increase of $0.3 million related to OCU300 clinical trial activities, partially offset by a decrease of $0.2 million related to cost reimbursements received under our collaboration agreement with Advaite.
General and administrative expense
General and administrative expenses increased by $0.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily as a result of increases of $0.3 million in employee-related expenses, $0.3 million in insurance premiums, and $0.2 million in severance charges for employee terminations announced in June 2020.
Change in fair value of derivative liability
The change in fair value of derivative liability was zero for the three months ended June 30, 2020 compared to a loss of $0.6 million due to a change in fair value of derivatives related to convertible debt instruments during the three months ended June 30, 2019.
Loss on Debt Conversion
The loss on debt conversion was zero for the three months ended June 30, 2020 compared to a loss of $0.3 million during the three months ended June 30, 2019 relating to the conversions of all previously issued convertible debt during the three months ended June 30, 2019.
Interest expense
Interest expense was $0.2 million for the three months ended June 30, 2020 and $0.3 million for the three months ended June 30, 2019. The decrease in interest expense was primarily due to the conversions of all previously issued convertible debt during 2019. Interest expense for the three months ended June 30, 2020 primarily relates to the Warrant Exchange Promissory Notes.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes the results of Ocugen's operations for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
(in thousands)	2020	2019	Change
Revenues:
Collaboration revenue	$43	$—	$43
Total revenues	43	—	43
Operating expenses:
Research and development	3,282	5,033	(1,751)
General and administrative	4,056	2,137	1,919
Total operating expenses	7,338	7,170	168
Loss from operations	(7,295)	(7,170)	(125)
Other income (expense):
Change in fair value of derivative liability	—	(1,384)	1,384
Loss on debt conversion	—	(341)	341
Interest income	—	1	(1)
Interest expense	(263)	(957)	694
Total other income (expense)	(263)	(2,681)	2,418
Net loss	$(7,558)	$(9,851)	$2,293
Collaboration revenue
Collaboration revenue increased by $42,620 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as a result of collaboration revenue generated from our collaboration agreement with Advaite, which commenced in April 2020. We did not have any collaboration revenue in 2019.
Research and development expense
Research and development expense decreased by $1.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily as a result of a net decrease in program development and clinical trial activities of $2.0 million, partially offset by an increase of $0.5 million in severance charges for employee terminations announced in June 2020.
The net decrease in program development and clinical trial activities is primarily comprised of a decrease of $2.4 million related to OCU310 which was discontinued in 2019 and a $0.3 million decrease related to OCU400 preclinical activities, partially offset by a $0.7 million increase in OCU300 clinical activities.
General and administrative expense
General and administrative expenses increased by $1.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily as a result of increases of $0.7 million in professional fees, $0.6 million in insurance premiums, $0.2 million for severance charges for employee terminations announced in June 2020, and $0.2 million in employee-related expenses.
Change in fair value of derivative liability
The change in fair value of derivative liability was zero for the six months ended June 30, 2020 compared to a loss of $1.4 million for the six months ended June 30, 2019 due to a change in fair value of derivatives related to convertible debt instruments during the six months ended June 30, 2019.

Loss on Debt Conversion
The loss on debt conversion was zero for the six months ended June 30, 2020 compared to a loss of $0.3 million for the six months ended June 30, 2019 relating to 2019 conversions of all previously issued convertible debt.
Interest expense
Interest expense was $0.3 million for the six months ended June 30, 2020 compared to $1.0 million for the six months ended June 30, 2019. The decrease in interest expense was primarily due to the conversions of all previously issued convertible debt in 2019.
Liquidity and Capital Resources
As of June 30, 2020, we had $15.1 million in cash, cash equivalents and restricted cash. We have not generated any revenue from product sales to date and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. Specifically, since our inception and through June 30, 2020, we have raised an aggregate of $68.6 million to fund our operations, of which $56.0 million was from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $2.1 million was from debt, and $0.2 million from grant proceeds.
During the three months ended June 30, 2020, we sold an aggregate of 59.1 million shares of our common stock in separate at-the-market offerings (“ATMs”) commenced in May 2020 and June 2020. We received net proceeds of $15.4 million, after deducting commissions, fees and expenses of $0.7 million. The offerings were made pursuant to our effective "shelf" registration statement on Form S-3 filed with the Securities and Exchange Commission on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplements related to the offerings dated May 8, 2020 and June 12, 2020. As of June 30, 2020, we had sold all of the shares of common stock available for issuance under the prospectus supplements filed in connection with the ATMs.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $7.6 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $59.0 million. In addition, as of June 30, 2020, we had accounts payable and accrued expenses of $2.6 million and indebtedness of $6.1 million.
The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(7,773)	$(6,031)
Net cash used in investing activities	(34)	(132)
Net cash provided by financing activities	15,331	5,214
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,524	$(949)
Operating activities
Cash used in operating activities was $7.8 million for the six months ended June 30, 2020 compared with $6.0 million for the six months ended June 30, 2019. The increase in cash used in operating activities was primarily driven by the decrease in accounts payable and accrued expenses during 2020 as compared to 2019.
Investing activities
Cash used in investing activities was $34,458 for the six months ended June 30, 2020 compared with $0.1 million for the six months ended June 30, 2019. The decrease in cash used in investing activities was primarily driven by payments for reverse asset acquisition costs of $0.1 million during the six months ended June 30, 2019 with no comparable payments made during the six months ended June 30, 2020.
Financing activities

Cash provided by financing activities was $15.3 million for the six months ended June 30, 2020 compared to $5.2 million for the six months ended June 30, 2019. The increase in cash provided by financing activities was primarily driven by gross proceeds of $16.2 million received under May 2020 and June 2020 ATMs, partially offset by payments of equity issuance costs of $0.6 million, repayments of debt of $1.1 million, and a decrease in proceeds from issuance of debt during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Convertible debt of $4.3 million was issued during the six months ended June 30, 2019 as compared to debt of $0.9 million issued during the six months ended June 30, 2020 related to borrowings under the PPP (as defined below) and a loan agreement with EB5 Life Sciences, L.P.
Indebtedness
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. On April 30, 2020, we were granted a loan from Silicon Valley Bank ("SVB"), in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (the "PPP") of the CARES Act. Certain amounts of the loan may be forgiven if they are used for qualifying expenses as described by the CARES Act. The loan was in the form of a promissory note which matures on April 30, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on the date the Small Business Administration (the "SBA") compensates SVB for amounts forgiven or within 10 months following the expiration of the 24-week covered period for qualifying expenses if we have not applied for forgiveness. At June 30, 2020, there was $0.4 million of principal outstanding under the PPP loan.
On April 22, 2020, we issued promissory notes (the "Warrant Exchange Promissory Notes") with an aggregate principal amount of $5.6 million to existing investors in connection with an exchange of our Series A Warrants. The Warrant Exchange Promissory Notes have a maturity date of April 21, 2021 and do not bear interest. We may prepay the Warrant Exchange Promissory Notes in whole or in part at any time without penalty or premium. In the event that we consummate a financing transaction that generates cash to us, we are required to use 20% of the net proceeds of such transaction to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if the transaction occurs on or prior to August 22, 2020, and 30% of the net proceeds to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if the transaction occurs after August 22, 2020. As of June 30, 2020, there was $4.5 million of principal outstanding under the Warrant Exchange Promissory Notes. On July 1, 2020, we made additional payments of $1.9 million, further reducing the principal amount outstanding.
In September 2016, pursuant to the U.S. Government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), we entered into an arrangement (the “EB-5 Loan Agreement”) to borrow up to $10.0 million from EB5 Life Sciences, L.P. ("EB5 Life Sciences") in $0.5 million increments. Borrowings are at a fixed interest rate of 4.0% and are to be utilized in the clinical development, manufacturing, and commercialization of our products and for our general working capital needs. Outstanding borrowings pursuant to the EB-5 Program become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. Under the terms and conditions of the EB-5 Loan Agreement, we borrowed $0.5 million on March 26, 2020. At June 30, 2020, there was $1.5 million of principal outstanding under the EB-5 program.
Funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we continue research and development, including preclinical and clinical development activities of our product candidates, and add operational, financial and information systems to execute our business plan, maintain, expand and protect our patent portfolio, contract to manufacture our product candidates and operate as a public company.
Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of clinical trials for our product candidates;
•the outcome, timing and cost of the regulatory approval process for our product candidates by the Food and Drug Administration;
•future costs of manufacturing and commercialization;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

•the costs of expanding infrastructure, as well as the higher corporate infrastructure costs associated with operating as a public company; and
•the extent to which we in-license or acquire other products, product candidates or technologies.
As of June 30, 2020, we had $15.1 million in cash, cash equivalents and restricted cash. This amount is unlikely to meet our near-term capital requirements and will not meet our capital requirements over the next 12 months. Our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development, sale of assets, and licensing and/or collaboration arrangements with pharmaceutical companies or other institutions. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.
As previously disclosed, on December 27, 2019, we received a deficiency letter from the NASDAQ Capital Market ("Nasdaq") due to the bid price of our common stock falling below the minimum bid price for continued listing under Nasdaq listing rules for 30 consecutive days. In response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq has tolled the compliance period for non-compliance with the minimum bid price listing requirement, effective April 16, 2020, until June 30, 2020 (the "Tolling Period"). Following the Tolling Period, we will have until September 7, 2020 to regain compliance with the applicable minimum bid price. We may regain compliance during or after the Tolling Period by maintaining a bid price of our common stock above $1.00 for ten consecutive business days. If we are unable to regain compliance with Nasdaq listing rules regarding the price of our common stock in a timely manner, our common stock may become subject to delisting and we may find it difficult or impracticable to raise additional funds through public equity offerings.
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
Other Company Information
None.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 1A. Risk Factors.
There have been no material changes in our risk factors as previously disclosed in our 2019 Annual Report and in our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2020. The risks described in our 2019 Annual Report and such Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
As referenced in Note 8 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, on April 22, 2020, the Company entered into a subscription agreement with an accredited investor for the sale of 1,000 shares of the Company's common stock in a private placement for an aggregate offering price of $395.
On June 6, 2020, the Company entered into a subscription agreement with an accredited investor for the issuance of 1,325,405 shares of the Company's common stock in a private placement. The shares of common stock were issued as part of a transaction in settlement of an outstanding obligation of the Company to the accredited investor, in which (i) the Company agreed to make certain cash payments, (ii) the Company issued the 1,325,405 shares of common stock in exchange for the accredited investor's agreement to cancel $331,218 of the outstanding obligation and (iii) the accredited investor agreed to cancel an additional portion of the amount owed by the Company.
The issuances of these securities were exempt from registration under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, in that the transactions were by an issuer not involving any public offering.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Not Applicable.

Item 6. Exhibits.

Exhibit	Description

10.1
Form of Amendment and Exchange Agreement dated as of April 22, 2020, by and between Ocugen, Inc., Ocugen Opco, Inc. and the Investor named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on April 22, 2020, and incorporated herein by reference).

10.2
Form of Promissory Note dated April 22, 2020, issued by Ocugen Inc. (filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K as filed on April 22, 2020, and incorporated herein by reference).

10.3
Note dated April 30, 2020, between Ocugen, Inc. and Silicon Valley Bank (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on May 1, 2020, and incorporated herein by reference).

10.4
Controlled Equity Offering℠ Sales Agreement, dated May 8, 2020, by and between Ocugen, Inc. and Cantor Fitzgerald & Co. (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on May 8, 2020, and incorporated herein by reference).

10.5
Controlled Equity Offering℠ Sales Agreement, dated June 12, 2020, by and between Ocugen, Inc. and Cantor Fitzgerald & Co. (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on June 12, 2020, and incorporated herein by reference).

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: August 14, 2020	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 14, 2020	/s/ Sanjay Subramanian
Sanjay Subramanian Chief Financial Officer (Principal Financial Officer and Accounting Officer)