Form 10-Q
period 2020-09-30
Ocugen, Inc.
filed 2020-11-06
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of October 30, 2020, there were 162,026,473 outstanding shares of the registrant’s common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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

OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$19,105,830	$7,444,052
Prepaid expenses and other current assets	652,893	1,322,167
Asset held for sale	—	7,000,000
Total current assets	19,758,723	15,766,219
Property and equipment, net	214,100	222,464
Restricted cash	151,196	151,016
Other assets	415,555	667,747
Total assets	$20,539,574	$16,807,446
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$222,340	$1,895,613
Accrued expenses	2,333,733	2,270,045
Short-term debt, net	1,210,645	—
Operating lease obligation	164,808	172,310
Other current liabilities	199,261	205,991
Total current liabilities	4,130,787	4,543,959
Non-current liabilities
Operating lease obligation, less current portion	42,746	163,198
Long term debt, net	1,944,396	1,072,123
Other non-current liabilities	—	9,755
Total non-current liabilities	1,987,142	1,245,076
Total liabilities	6,117,929	5,789,035
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized; seven issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock; $0.01 par value; 200,000,000 authorized; 162,147,973 and 52,746,728 shares issued at September 30, 2020 and December 31, 2019, respectively; 162,026,473 and 52,625,228 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1,621,480	527,467
Treasury Stock, at cost, 121,500 shares at September 30, 2020 and December 31, 2019	(47,864)	(47,864)
Additional paid-in capital	82,359,494	62,018,632
Accumulated deficit	(69,511,465)	(51,479,824)
Total stockholders’ equity	14,421,645	11,018,411
Total liabilities and stockholders’ equity	$20,539,574	$16,807,446
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Collaboration revenue	$—	$—	$42,620	$—
Total revenues	—	—	42,620	—
Operating expenses
Research and development	1,477,382	1,305,461	4,759,569	6,338,530
In-process research and development	7,000,000	—	7,000,000	—
General and administrative	1,704,598	1,408,350	5,760,398	3,544,847
Total operating expenses	10,181,980	2,713,811	17,519,967	9,883,377
Loss from operations	(10,181,980)	(2,713,811)	(17,477,347)	(9,883,377)
Other income (expense)
Change in fair value of derivative liabilities	—	(18,512,204)	—	(19,896,626)
Loss on debt conversion	—	—	—	(341,136)
Interest income	42	136	594	1,107
Interest expense	(291,909)	(796,141)	(554,801)	(1,753,172)
Other income (expense)	—	(751,261)	(87)	(751,493)
Total other income (expense)	(291,867)	(20,059,470)	(554,294)	(22,741,320)
Net loss	$(10,473,847)	$(22,773,281)	$(18,031,641)	$(32,624,697)
Deemed dividend related to Warrant Exchange	—	—	(12,546,340)	—
Net loss to common stockholders	$(10,473,847)	$(22,773,281)	$(30,577,981)	$(32,624,697)

Shares used in calculating net loss per common share — basic and diluted	141,591,218	6,411,308	92,764,157	5,839,840
Net loss per share of common stock — basic and diluted	$(0.07)	$(3.55)	$(0.33)	$(5.59)

Net loss	$(10,473,847)	$(22,773,281)	$(18,031,641)	$(32,624,697)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	—	—	(451)
Comprehensive loss	$(10,473,847)	$(22,773,281)	$(18,031,641)	$(32,625,148)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2019	52,746,728	$527,467	$(47,864)	$62,018,632	$—	$(51,479,824)	$11,018,411
Stock-based compensation expense	—	—	—	222,513	—	—	222,513
Net loss	—	—	—	—	—	(3,943,819)	(3,943,819)
Balance at March 31, 2020	52,746,728	$527,467	$(47,864)	$62,241,145	$—	$(55,423,643)	$7,297,105
Stock-based compensation expense	—	—	—	149,209	—	—	149,209
Warrant Exchange	21,920,820	219,208	—	(5,197,084)	—	—	(4,977,876)
Issuance of common stock for subscription agreements and warrant exercises	1,328,405	13,284	—	318,472	—	—	331,756
At-the-market common stock issuance, net of $0.7 million of commissions and equity issuance costs	59,132,191	591,322	—	14,845,486	—	—	15,436,808
Net loss	—	—	—	—	—	(3,613,975)	(3,613,975)
Balance at June 30, 2020	135,128,144	$1,351,281	$(47,864)	$72,357,228	$—	$(59,037,618)	$14,623,027
Stock-based compensation expense	—	—	—	126,290	—	—	126,290
At-the-market common stock issuance, net of $0.4 million of commission and equity issuance costs	27,019,829	270,199	—	9,875,976	—	—	10,146,175
Net loss	—	—	—	—	—	(10,473,847)	(10,473,847)
Balance at September 30, 2020	162,147,973	$1,621,480	$(47,864)	$82,359,494	$—	$(69,511,465)	$14,421,645

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	4,960,552	$49,606	$—	$18,477,598	$451	$(31,237,194)	$(12,709,539)
Stock-based compensation expense	—	—	—	415,202	—	—	415,202
Foreign currency translation adjustment	—	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	—	(6,312,606)	(6,312,606)
Balance at March 31, 2019	4,960,552	$49,606	$—	$18,892,800	$169	$(37,549,800)	$(18,607,225)
Stock-based compensation expense	—	—	—	111,807	—	—	111,807
Foreign currency translation adjustment	—	—	—	—	(169)	—	(169)
Conversion of debt	1,125,673	11,257	—	13,968,532	—	—	13,979,789
Equity transactions	157,743	1,577	—	1,947,308	—	—	1,948,885
Net loss	—	—	—	—	—	(3,538,810)	(3,538,810)
Balance at June 30, 2019	6,243,968	$62,440	$—	$34,920,447	$—	$(41,088,610)	$(6,105,723)
Stock-based compensation expense	—	—	—	193,005	—	—	193,005
Issuance of stock for reverse asset acquisition, net of $5.0 million of costs	1,576,655	15,766	—	2,325,284	—	—	2,341,050
Issuance of common stock under Pre-Merger Financing, net of $1.8 million of costs	2,192,982	21,930	—	13,229,757	—	—	13,251,687
Net loss	—	—	—	—	—	(22,773,281)	(22,773,281)
Balance at September 30, 2019	10,013,605	$100,136	$—	$50,668,493	$—	$(63,861,891)	$(13,093,262)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(18,031,641)	$(32,624,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	57,565	34,626
Non-cash interest expense	554,801	1,718,546
Non-cash lease expense	142,947	202,665
In-process research and development expense	7,000,000	—
Change in fair value of derivative liability	—	19,896,626
Stock-based compensation expense	498,012	720,014
Loss on debt conversion	—	341,136
Other non-cash	(165,609)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	794,398	(280,838)
Accounts payable and accrued expenses	(1,133,092)	2,044,901
Lease obligations	(143,834)	(202,338)
Net cash used in operating activities	(10,426,453)	(8,149,359)
Cash flows from investing activities
Purchase of property and equipment	(55,488)	(2,067)
Payment of reverse asset acquisition costs	—	(2,334,063)
Net cash used in investing activities	(55,488)	(2,336,130)
Cash flows from financing activities
Financing lease principal payments	(17,892)	(16,985)
Proceeds from issuance of common stock	26,692,377	999,832
Payment of equity issuance costs	(1,083,990)	(649,254)
Proceeds from issuance of debt	921,415	6,800,000
Payments of debt issuance costs	(5,740)	(122,262)
Repayments of debt	(4,362,271)	(5,290,000)
Proceeds from Pre-Merger Financing	—	22,437,537
Net cash provided by financing activities	22,143,899	24,158,868
Effect of changes in exchange rate on cash	—	—
Net increase in cash, cash equivalents and restricted cash	11,661,958	13,673,379
Cash, cash equivalents and restricted cash at beginning of period	7,595,068	1,778,613
Cash, cash equivalents and restricted cash at end of period	$19,257,026	$15,451,992
Supplemental disclosure of non-cash transactions:
Issuance of Warrant Exchange Promissory Notes	$5,625,000	$—
Obligation settled with common stock	$331,218	$—
Conversion of convertible notes	$—	$13,979,788
Right-of-use asset related to operating leases	$—	$470,356
Equity issuance costs	$25,000	$1,150,000
Reverse asset acquisition costs	$—	$2,711,431
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
Ocugen's first gene therapy candidate, OCU400, is being developed to treat retinitis pigmentosa ("RP"), a group of rare genetic disorders that involves a breakdown and loss of cells in the retina and can lead to visual impairment and blindness. Ocugen has received four Orphan Drug Designations ("ODDs") from the Food and Drug Administration ("FDA") for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6B") mutation-associated RP. Ocugen is planning to initiate two Phase 1/2a clinical trials for OCU400 in the second half of 2021. Ocugen's second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. This candidate is currently in preclinical development. Ocugen is planning to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
Ocugen is also conducting preclinical development for its biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR") and wet AMD. Ocugen plans to expand the therapeutic applications of OCU200 beyond DME, DR and wet AMD to potentially include macular edema following retinal vein occlusion and myopic choroidal neovascularization. Ocugen expects to initiate Investigational New Drug ("IND") enabling preclinical studies for OCU200 in 2021 and a Phase 1/2a clinical trial for OCU200 in the first half of 2022.
Ocugen was developing OCU300, a small molecule therapeutic for the treatment of symptoms associated with ocular graft versus-host disease ("oGVHD"). On June 1, 2020, Ocugen announced that it had discontinued the Phase 3 trial of OCU300 based on results of a pre-planned interim sample size analysis conducted by an independent Data Monitoring Committee, which indicated the trial was unlikely to meet its co-primary endpoints upon completion. The trial was not stopped based on safety concerns. Ocugen is no longer pursuing the development of this product candidate.
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
Going Concern
The Company has incurred recurring losses and negative cash flows from operations since inception and has funded its operating losses through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. The Company incurred net losses of approximately $18.0 million and $32.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had an accumulated deficit of $69.5 million and cash, cash equivalents and restricted cash totaling $19.3 million.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2019, included in the Company's 2019 Annual Report.
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
In April 2020, the Company entered into a collaboration agreement subject to ASC 808. Under this arrangement, the Company records cost reimbursements received as a reduction of research and development expense in the period incurred and royalty payments received as collaboration revenue in the period in which the underlying sale occurs. See Note 5 for additional information.
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
As of December 31, 2019, the Company had an intangible asset held for sale, which it held prior to the Merger. The intangible asset qualified and was recorded as held for sale as of the date of the reverse asset acquisition and was carried at its original fair value less cost to sell of $7.0 million. The Company concluded during the three months ended September 30, 2020, that a sale of the intangible asset held for sale was no longer probable to be completed within one year from the date the intangible asset was initially recorded as held for sale. As such, the carrying value of the intangible asset was reduced to zero with the corresponding charge of $7.0 million recognized as in-process research and development expense during the three and nine months ended September 30, 2020 as the in-process research and development does not have an alternative future use.
Although the Company has concluded that a sale of the intangible asset is no longer probable to be completed within one year from the date the intangible asset was initially recorded as held for sale, the Company is party to an Asset Purchase Agreement

(as defined within Note 3) related to the intangible asset as of September 30, 2020, and continues to market the asset for sale. In the event of a sale of the intangible asset under the Asset Purchase Agreement or to another party, the Company will account for the sale in the period in which the sale occurs.
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

The Company had derivative instruments that were fair valued on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2019. There were no derivative instruments fair valued on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2020. As of September 30, 2020, the Company estimates the fair value of the note with EB5 Life Sciences, L.P. was $1.0 million using Level 2 inputs. As of September 30, 2020, the Company believes the fair values using Level 2 inputs of both the Warrant Exchange Promissory Notes (as defined in Note 9) and the loan received under the PPP of the CARES Act (as defined in Note 9) approximate their carrying values. See Note 9 for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2020	2019
Cash and cash equivalents	$19,105,830	$15,301,082
Restricted cash	151,196	150,910
Total cash, cash equivalents and restricted cash	$19,257,026	$15,451,992
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
3.    Merger and Financing
Pre-Merger Financing
In June 2019, OpCo and Histogenics entered into a Securities Purchase Agreement (as amended, the "Financing SPA") with certain accredited investors (the "Investors"). Pursuant to the Financing SPA, among other things, (i) immediately prior to the Merger, OpCo issued 2.2 million shares of common stock to the Investors, (ii) on October 4, 2019, the Company issued 2.2 million shares of the Company's common stock to the Investors and (iii) on October 4, 2019, the Company issued three series of warrants to purchase shares of the Company’s common stock (the “Series A Warrants,” the “Series B Warrants” and the “Series C Warrants” and collectively, the “Pre-Merger Financing Warrants”) in exchange for an aggregate purchase price of $25.0 million (the "Pre-Merger Financing"). See Note 12 for additional information.
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
In connection with the Merger, on May 8, 2019, Histogenics entered into an asset purchase agreement (the "Asset Purchase Agreement") with Medavate Corp., pursuant to which Histogenics agreed to sell substantially all of its assets relating to its NeoCart® program for $6.5 million. The parties subsequently amended the Asset Purchase Agreement to increase the purchase price to $7.0 million with the purchase price increasing 10% per month (or any portion thereof) starting October 31, 2019 if the closing date of the Asset Purchase Agreement did not occur prior to October 31, 2019. The Company may terminate the Asset Purchase Agreement at any time without recourse. The Asset Purchase Agreement closing date did not occur as of September 30, 2020 and the Company has not terminated the Asset Purchase Agreement as of September 30, 2020.
The NeoCart® asset was held for sale as of December 31, 2019. The NeoCart® asset qualified as held for sale as of the date of the reverse asset acquisition and was carried at its original fair value less cost to sell valued at the acquisition date based on a quoted price of $7.0 million, which was an observable Level 2 fair value input. The NeoCart® asset did not qualify as held for sale as of September 30, 2020. See Note 2 for additional information.
4.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss—basic and diluted	$(10,473,847)	$(22,773,281)	$(18,031,641)	$(32,624,697)
Deemed dividend related to Warrant Exchange (Note 12)	—	—	(12,546,340)	—
Net loss to common stockholders	$(10,473,847)	$(22,773,281)	$(30,577,981)	$(32,624,697)
Shares used in calculating net loss per common share—basic and diluted	141,591,218	6,411,308	92,764,157	5,839,840
Net loss per common share—basic and diluted	$(0.07)	$(3.55)	$(0.33)	$(5.59)
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	4,268,277	500,933	4,268,277	500,933
Warrants	870,017	870,017	870,017	870,017
Series A Warrants	—	8,771,928	—	8,771,928
Series B Warrants (1)	—	8,007,461	—	8,007,461
Series C Warrants	—	50,000,000	—	50,000,000
Total	5,138,294	68,150,339	5,138,294	68,150,339
_______________________
(1) Series B Warrants do not include the additional Series B Warrants that were contingent upon the reset pricing as discussed in Note 12.
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
Cost reimbursements are recorded as a reduction in research and development expense in the period incurred. Royalty payments are recorded as collaboration revenue in the period in which the underlying sale occurs. For the three and nine months ended September 30, 2020, the Company recorded $0.1 million and $0.3 million as a reduction of research and development expense, respectively. For the three months ended September 30, 2020, the Company recorded no collaboration revenue in connection with the Advaite Agreement. For the nine months ended September 30, 2020, the Company recorded $42,620 as collaboration revenue in connection with the Advaite Agreement.
6.    Accrued Expenses
Accrued Expenses are as follows:

	September 30, 2020	December 31, 2019
Accrued expenses:
Research and development	$177,802	$271,322
Clinical	125,463	421,788
Professional fees	396,914	917,568
Employee-related	688,251	624,420
Severance-related (1)	888,096	—
Other	57,207	34,947
Total accrued expenses	$2,333,733	$2,270,045
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
As a result of the workforce reduction, the Company recognized severance-related charges of $0.4 million and $1.1 million during the three and nine months ended September 30, 2020, respectively. The Company expects to pay severance benefits of $0.4 million during 2020 and $0.7 million during 2021. For the three months ended September 30, 2020, the Company recognized a de minimis amount of severance-related charges within general and administrative expense and $0.4 million of severance-related charges within research and development expense. For the nine months ended September 30, 2020, the Company recognized $0.2 million of severance-related charges within general and administrative expense and $0.9 million of severance-related charges within research and development expense.
The following table outlines the components of the severance-related charges:

Amount
Accrued Severance at December 31, 2019	$—
Severance-related charges	1,093,255
Severance-related payments	(205,159)
Accrued Severance at September 30, 2020	$888,096

8.    Equity Transactions
At-the-Market Offerings
During the three and nine months ended September 30, 2020, the Company sold an aggregate of 27.0 million and 86.2 million shares of common stock, respectively, in separate at-the-market offerings (“ATMs”) commenced in May 2020, June 2020 and August 2020. The Company sold 34.4 million shares under the May 2020 ATM, 24.8 million shares under the June 2020 ATM and 27.0 million shares under the August 2020 ATM. During the three months ended September 30, 2020, the Company received net proceeds of $10.1 million, after deducting commissions, fees and expenses of $0.4 million. During the nine months ended September 30, 2020, the Company received net proceeds of $25.6 million, after deducting commissions, fees and expenses of $1.1 million.
The offerings were made pursuant to the Company's effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplements related to the offerings dated May 8, 2020, June 12, 2020 and August 17, 2020. As of September 30, 2020, the Company had sold all of the shares of common stock available for issuance under the prospectus supplements filed on May 8, 2020 and June 12, 2020 in connection with the May 2020 and June 2020 ATMs. As of September 30, 2020, the Company had remaining capacity to issue up to $19.5 million of common stock under the prospectus supplement filed on August 17, 2020 in connection with the August 2020 ATM.
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

9.    Debt
The following table provides a summary of the carrying values for the components of debt as reflected on the condensed consolidated balance sheets:

	September 30, 2020	December 31, 2019
PPP Note	$421,415	$—
Warrant Exchange Promissory Notes	1,116,997	—
EB-5 Loan Agreement borrowings	1,616,629	1,072,123
Total carrying value of debt, net	$3,155,041	$1,072,123
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
At September 30, 2020, the carrying value of the PPP Loan was $0.4 million.
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
On April 22, 2020, the Warrant Exchange Promissory Notes were recorded at a fair value of $5.0 million. The difference of $0.6 million between the fair value and the aggregate principal amount of $5.6 million was recorded as a debt discount to be accreted to interest expense over the life of the Warrant Exchange Promissory Notes. The accretion amounted to $0.3 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.
The Company is required to use a percentage of the net proceeds of the ATMs discussed in Note 8 to redeem the outstanding amount under the Warrant Exchange Promissory Notes. During the three and nine months ended September 30, 2020, the Company made payments to the Warrant Exchange Promissory Note holders of $3.2 million and $4.4 million, respectively. Subsequent to September 30, 2020, the Company made payments to the Warrant Exchange Promissory Note holders of $1.3 million, causing the Warrant Exchange Promissory Notes to be repaid in full and no longer outstanding.

The carrying values of the Warrant Exchange Promissory Notes at September 30, 2020 and December 31, 2019 are summarized below:

	September 30, 2020	December 31, 2019
Principal outstanding	$1,262,729	$—
Less: unamortized debt discount	(145,732)	—
Carrying value	$1,116,997	$—

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
The carrying values of the EB-5 Loan Agreement borrowings as of September 30, 2020 and December 31, 2019 are summarized below:

	September 30, 2020	December 31, 2019
Principal outstanding	$1,500,000	$1,000,000
Plus: accrued interest	166,053	127,777
Less: unamortized debt issuance costs	(49,424)	(55,654)
Carrying value	$1,616,629	$1,072,123
Senior Secured Convertible Notes
On May 21, 2019, the Company issued senior secured convertible notes to certain investors for $2.4 million at an original issue discount of $0.5 million, and on June 28, 2019, the Company entered into an agreement to issue additional senior secured convertible notes to the investors for $2.9 million with an original issue discount of $0.4 million (together the "Senior Secured Convertible Notes"). Immediately prior to the Merger completed on September 27, 2019, the Investors offset $5.3 million from the amount to be received under the Pre-Merger Financing and the Senior Secured Convertible Notes were deemed to have been repaid and cancelled. The accretion of the original issue discount to interest expense amounted to $0.7 million and $0.8 million during three and nine months ended September 30, 2019, respectively.
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
The fair value of both of the embedded features was accounted for as a derivative liability and was recorded as a discount on the Convertible Notes. Inputs used in valuation were unobservable and therefore considered Level 3 in the fair value hierarchy. The debt discount was accreted into interest expense over the expected time until conversion of the Convertible Notes. The accretion amounted to zero and $0.5 million for the three and nine months ended September 30, 2019, respectively. There was no accretion during the three and nine months ended September 30, 2020 as all Convertible Notes had been converted and were no longer outstanding as of December 31, 2019.
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

Principal Maturities
Debt maturities (excluding interest) are summarized below:

	Twelve months ending September 30,
	2021	2022	2023	2024	2025	Thereafter	Total
Principal Maturities	$1,356,377	$327,767	$—	$—	$—	$1,500,000	$3,184,144

10.    Stock-based Compensation
Stock-based compensation expense for options granted is reflected in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
General and administrative	$100,903	$48,226	$248,942	$298,621
Research and development	25,387	144,779	249,070	421,393
Total	$126,290	$193,005	$498,012	$720,014
As of September 30, 2020, the Company had $1.3 million of unrecognized compensation expense related to options outstanding under its equity plans. This expense is expected to be recognized over a weighted average period of 2.2 years as of September 30, 2020.
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
As of September 30, 2020, the 2014 Plan provides for the granting of up to 0.8 million equity awards in respect to Ocugen's common stock. As of September 30, 2020, the 2019 Plan provides for the granting of up to 4.2 million equity awards in respect of Ocugen's common stock, inclusive of equity awards that were previously available for issuance under the 2013 Plan and the additional shares authorized for issuance pursuant to the 2019 Plan's "Evergreen" provision on January 1, 2020.
As of September 30, 2020, an aggregate of 0.5 million and 3.8 million shares of Company common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan and 2019 Plan, respectively.

Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	731,189	$4.59	8.0	$24,028
Granted	4,064,950	$0.41
Forfeited	(527,862)	$1.96
Options outstanding at September 30, 2020	4,268,277	$0.94	9.1	$7,072
Options exercisable at September 30, 2020	450,405	$4.34	6.6	$450
The weighted average grant date fair value of stock options granted during both the three and nine months ended September 30, 2020 was $0.34 per share.
11.    Commitments
Operating Leases
The Company has commitments under operating leases for certain facilities used in its operations. The Company’s leases have initial lease terms ranging from one to five years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$47,696	$47,696	$142,947	$202,665
Variable lease cost	21,169	21,284	62,415	58,163
Total lease cost	$68,865	$68,980	$205,362	$260,828
Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Right-of-use assets, net	$217,508	$344,574

Current lease obligations	$164,808	$172,310
Non-current lease obligations	42,746	163,198
Total lease liabilities	$207,554	$335,508
Supplemental information related to leases was as follows:

	Nine months ended September 30,
	2020	2019
Weighted-average remaining lease terms—operating leases (years)	1.4	2.3
Weighted-average discount rate—operating leases	7.6%	7.6%

Future minimum operating minimum lease payments for all leases, exclusive of taxes and other carrying charges, are approximately as follows:

For the Years Ending December 31,	Amount
Remainder of 2020	$48,056
2021	160,909
2022	11,354
Total	$220,319
Less: present value adjustment	(12,765)
Present value of minimum lease payments	$207,554
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
Future minimum lease payments for all financing leases, exclusive of taxes and other carrying charges, are approximately as follows:

For the Years Ending December 31,	Amount
Remainder of 2020	$5,964
2021	9,941
Total	$15,905
Less: present value adjustment	(444)
Present value of minimum lease payments	$15,461
Subsequent to September 30, 2020, the Company entered into a lease agreement for an expanded office and laboratory space located in Malvern, Pennsylvania. See Note 13 for additional information.
12.    Warrants
Pre-Merger Financing Warrants
On September 27, 2019, Ocugen completed the Merger with OpCo. Immediately prior to the Merger, Ocugen and OpCo completed the Pre-Merger Financing, a previously announced private placement transaction with certain Investors pursuant to the Financing SPA, whereby, among other things, the Company agreed to issue Series A Warrants, Series B Warrants, and Series C Warrants.
On November 5, 2019, the Company entered into an agreement with each Investor that amended the terms of each of the Pre-Merger Financing Warrants held by each such Investor (collectively, the “Warrant Amendments”). The terms of the Pre-Merger Financing Warrants and the Warrant Amendments are discussed below. There were no Pre-Merger Financing Warrants outstanding at September 30, 2020.
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
All of the Series A Warrants were outstanding and exercisable as of December 31, 2019. Pursuant to the Warrant Exchange (as defined below), no Series A Warrants were outstanding as of September 30, 2020.
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
Additionally, each Series B Warrant included a Reset Period pursuant to which the number of shares issuable upon exercise of the Series B Warrants shall be increased during certain Reset Periods (as defined in the Series B Warrants). The Reset Period concluded in November 2019 and resulted in an aggregate of 12.6 million additional shares of common stock becoming issuable upon exercise of the Series B Warrants. There were 1,000 Series B Warrants outstanding at December 31, 2019. There were no Series B Warrants outstanding at September 30, 2020.
Series C Warrants
The Series C Warrants were exercisable upon issuance for up to 50.0 million shares of common stock at an initial exercise price of $7.13 per share. Each of the Series C Warrants was amended pursuant to the Warrant Amendments to permit the Investors, in lieu of making any cash payment otherwise contemplated to be made to the Company upon the exercise of the Series C Warrant, to elect instead to receive upon such exercise up to 20.0 million shares of common stock. Prior to the Warrant Amendments, the Series C Warrants had permitted the exercise without any cash payment of up to 50.0 million shares of common stock in the event that the volume weighted-average price of the common stock on Nasdaq was less than or equal to $1.20 per share on any five trading days following the issuance of the Series C Warrants. There were 1,000 Series C Warrants outstanding at December 31, 2019. There were no Series C Warrants outstanding at September 30, 2020.
Accounting for the Pre-Merger Financing Warrants
As of December 31, 2019, the Pre-Merger Financing Warrants were classified as equity. At issuance, the Series B Warrants were classified as a liability on the condensed consolidated balance sheet as they did not meet the derivative scope exception to be accounted for within stockholders' equity. The Series B Warrants were initially measured at fair value and marked to market each reporting period. Upon the completion of the Reset Period in November 2019, the Series B Warrants were reassessed and determined to meet the derivative scope exception allowing for equity classification. The Series B Warrants were marked to market a final time and the remaining liability balance was reclassified to equity.
The fair value of the Series B Warrants was calculated using a Monte Carlo simulation while estimating the stock price during the Reset Period, based on the terms described within the Financing SPA. Key fair value inputs included the starting stock price, expected stock volatility during the Reset Period, and additional shares issued from escrow. The methodology for measuring fair value was sensitive to the expected stock volatility assumption input mentioned above. The volatility used in the fair value estimate was 96.0% and 97.0% as of September 27, 2019 and September 30, 2019, respectively. Inputs used in the valuation were unobservable and were therefore classified as Level 3 fair value inputs. The fair value of the Series B Warrants upon the end of the Reset Period was based on a Black-Scholes valuation model, which is classified as Level 3 in the fair value hierarchy.

The following table provides a roll-forward of the Series B Warrant liability:

Amount
Balance at January 1, 2019	$—
Fair value at issuance - September 27, 2019	9,387,760
Change in fair value of embedded derivatives	18,577,226
Balance at September 30, 2019	27,964,986
Change in fair value of embedded derivatives	(16,709,246)
Amount reclassified to equity	(11,255,740)
Balance at December 31, 2019	$—
Warrant Exchange
On April 22, 2020, the Company entered into a subscription agreement as discussed within Note 8. The subscription agreement constituted a Dilutive Issuance (as defined above) and resulted in adjustments to the number of issuable Series A Warrants and the exercise price under the Series A Warrants.
Contemporaneously with the subscription agreement, the Company and OpCo entered into Amendment and Exchange Agreements (each an "Exchange Agreement" and collectively, the "Exchange Agreements") with the Investors. Pursuant to the Exchange Agreements, the Company, OpCo and the Investors agreed, among other things, after giving effect to the Dilutive Issuance, to amend the Series A Warrants to provide for an adjustment to the number of common stock issuable upon the exercise of the Series A Warrants. Concurrently with such amendments, the Investors exchanged the Series A Warrants for (i) an aggregate of 21.9 million shares of common stock and (ii) the Warrant Exchange Promissory Notes as defined in Note 9 (collectively the "Warrant Exchange"). Following the consummation of the Warrant Exchange and the concurrent exercise of the remaining Series B Warrants and Series C Warrants, there were no Pre-Merger Financing Warrants outstanding at September 30, 2020.
The Company accounted for the Warrant Exchange by recognizing the fair value of the consideration transferred in excess of the carrying value of the Series A Warrants as a reduction of additional paid-in capital. The fair value of the consideration transferred to settle the Series A Warrants was approximately $13.6 million, comprised of $8.6 million in shares of common stock and the fair value of the Warrant Exchange Promissory Notes of $5.0 million. The fair value of consideration transferred to settle the Series A warrants was in excess of the fair value of the Series A Warrants immediately prior to the transaction by approximately $12.5 million. The excess consideration was accounted for as a deemed dividend to the warrant holders and is reflected as an additional net loss attributed to common stockholders in the calculation of basic and diluted net loss per common share for the nine months ended September 30, 2020. The fair value of the Series A Warrants immediately prior to the Warrant Exchange was $1.1 million, which was estimated using a Black-Scholes valuation model utilizing Level 3 inputs.
OpCo Warrants
Prior to 2018, OpCo issued warrants to investors of the Company pursuant to a stockholders' agreement and to two employees of the Company pursuant to their respective employment agreements. As of September 30, 2020 and December 31, 2019, 0.9 million warrants to purchase common stock were outstanding and exercisable and had a weighted average exercise price of $5.67 per share. The warrants expire between 2025 and 2027.
13.    Subsequent Events
On October 9, 2020, the Company entered into a lease agreement (the "Lease Agreement") with WPT Land 2 LP (the "Landlord") for an expanded office and laboratory space located in Malvern, Pennsylvania. The Lease Agreement has an expected commencement date in early 2021 and an initial term of seven years. The aggregate estimated base rent payments due over the initial seven year term of the Lease Agreement is $1.8 million. In addition, the Company will pay its pro rata share of the Landlord's annual operating expenses associated with the premises. The Company has the option to extend the Lease Agreement for one additional five year term. The Company has an existing lease agreement with the Landlord for the Company's current office space. Provided that the Company is not under an event of default and surrenders the current office space pursuant to the terms of the Lease Agreement and in the condition required by the existing lease agreement, the existing lease agreement will be deemed terminated without penalty to the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2019, included in our 2019 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise. You should read the “Risk Factors” section included in our 2019 Annual Report and the "Risk Factors" and “Disclosure Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on discovering, developing and commercializing transformative therapies to cure blindness diseases.
Our cutting-edge technology pipeline includes:
•Modifier Gene Therapy Platform—Based on NHRs, we believe our gene therapy platform has the potential to address many retinal diseases, including RP, with one product.
•Novel Biologic Therapy for Retinal Diseases—We are developing OCU200, which is being developed to treat DME, DR and wet AMD.
We are developing a breakthrough modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including IRDs, and dry AMD. Our modifier gene therapy platform is based on NHRs which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product. IRDs such as RP, a group of rare genetic disorders that involves a breakdown and loss of cells in the retina and can lead to visual impairment and blindness, affect over 1.5 million people worldwide. Over 150 gene mutations have been associated with RP and this number represents only 60% of the RP population. The remaining 40% of RP patients cannot be genetically diagnosed, making it difficult to develop individual treatments. We believe our first gene therapy candidate, OCU400, has the potential to eliminate the need for developing more than 150 individual products and provide one treatment option for all RP patients.
OCU400 has received four ODDs from the FDA for the treatment of certain disease genotypes: NR2E3, CEP290, RHO, and PDE6B mutation-associated RP. We are planning to initiate two Phase 1/2a clinical trials for OCU400 in the second half of 2021. Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RORA for the treatment of dry AMD. This candidate is currently in preclinical development. We are planning to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
We are also conducting preclinical development for our biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat DME, DR and wet AMD. We plan to expand the therapeutic applications of OCU200 beyond DME, DR and wet AMD to potentially include macular edema following retinal vein occlusion and myopic choroidal neovascularization. We expect to initiate IND-enabling preclinical studies for OCU200 in 2021 and a Phase 1/2a clinical trial for OCU200 in the first half of 2022. In October 2020, we entered into an agreement with Kemwell Biopharma Pvt. Ltd. ("Kemwell") to manufacture OCU200. Under this agreement, Kemwell will manage all chemistry, manufacturing and control and clinical manufacturing activities as well as provide supplies for IND-enabling preclinical studies and our planned Phase 1/2a clinical trials.
We were developing OCU300, a small molecule therapeutic for the treatment of symptoms associated with oGVHD. On June 1, 2020, we announced that we had discontinued the Phase 3 trial of OCU300 based on results of a pre-planned interim sample size analysis conducted by an independent Data Monitoring Committee, which indicated the trial was unlikely to meet its co-primary endpoints upon completion. The trial was not stopped based on safety concerns. We are no longer pursuing the development of this product candidate.

We were previously developing OCU310 for patients with dry eye disease. We completed a Phase 3 clinical trial for OCU310 that was initiated in September 2018. Although the trial showed that OCU310 is safe and well-tolerated, it did not meet its co-primary endpoints for symptom and sign. We are no longer pursuing the development of this product candidate.
We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. We incurred net losses of approximately $18.0 million and $32.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $69.5 million and a cash, cash equivalents and restricted cash balance of $19.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
To date, we have viewed our operations and manage our business as one operating segment. As of September 30, 2020, all of our assets were located in the United States. Our headquarters and operations are located in Malvern, Pennsylvania.
Financial Operations Overview
Collaboration revenue
Collaboration revenue consists of royalty payments received in connection with agreements accounted for as collaborative arrangements under ASC 808. The Company assesses whether royalty payments from collaboration partners represent consideration from a customer. If the collaboration partner is considered a customer, the Company accounts for those payments within the scope of ASC 606. However, when the Company concludes that its collaboration partner is not a customer, the Company will record royalty payments received as collaboration revenue in the period in which the underlying sale occurs. See Note 5 to our condensed consolidated financial statements included in this report for additional information.
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
We anticipate that our research and development expenses, excluding charges to in-process research and development expense, will increase modestly as compared to prior periods as we conduct preclinical activities in preparation for Phase 1/2a trials with respect to OCU400, OCU410, and OCU200 that we plan to commence in 2021 and 2022.
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
As a result of the workforce reduction, we recognized severance-related charges of $0.4 million and $1.1 million during the three and nine months ended September 30, 2020, respectively. We expect to pay severance benefits of $0.4 million during 2020 and $0.7 million during 2021. For the three months ended September 30, 2020, we recognized a de minimis amount of severance-related charges within general and administrative expense and $0.4 million of severance-related charges within research and development expense. For the nine months ended September 30, 2020, we recognized $0.2 million of severance-related charges within general and administrative expense and $0.9 million of severance-related charges within research and development expense. We expect that the workforce reduction will result in approximately $2.0 million in annualized cost savings commencing in 2021.
Change in fair value of derivative liabilities
Change in fair value of derivative liabilities includes the change in fair value each reporting period of (a) the conversion and change in control features embedded in certain convertible notes, which were required to be bifurcated and recognized at fair value, and (b) the change in the fair value of the Company's Series B Warrants.
Interest expense
Interest expense primarily includes debt coupon interest, the amortization of debt issuance costs, and the accretion of debt discounts.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates. There were no material changes to our critical accounting policies and estimates as reported in our 2019 Annual Report.
Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes the results of Ocugen’s operations for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$1,477	$1,306	$171
In-process research and development	7,000	—	7,000
General and administrative	1,705	1,408	297
Total operating expenses	10,182	2,714	7,468
Loss from operations	(10,182)	(2,714)	(7,468)
Other income (expense):
Change in fair value of derivative liability	—	(18,512)	18,512
Interest expense	(292)	(796)	504
Other income (expense)	—	(751)	751
Total other income (expense)	(292)	(20,059)	19,767
Net loss	$(10,474)	$(22,773)	$12,299

Research and development expense
Research and development expense increased by $0.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily as a result of an increase of $0.4 million in severance-related charges related to the employee terminations announced in June 2020, partially offset by a decrease of $0.2 million in employee-related expenses.
In-process research and development expense
In-process research and development expense increased by $7.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of the NeoCart® asset, which ceased to meet the criteria to be classified as held for sale during the three months ended September 30, 2020.
General and administrative expense
General and administrative expenses increased by $0.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily as a result of increases of $0.3 million in insurance premiums, $0.2 million in employee-related expenses, and $0.1 million in consulting fees, partially offset by a decrease of $0.3 million in professional fees.
Change in fair value of derivative liability
The change in fair value of derivative liability was zero for the three months ended September 30, 2020 compared to a loss of $18.5 million primarily due to the remeasurement of the Series B Warrant liability during the three months ended September 30, 2019.
Interest expense
Interest expense was $0.3 million for the three months ended September 30, 2020 and $0.8 million for the three months ended September 30, 2019. The decrease in interest expense was primarily due to the conversions of all previously issued convertible debt during 2019. Interest expense for the three months ended September 30, 2020 primarily relates to the Warrant Exchange Promissory Notes.
Other income (expense)
Other income (expense) was zero for the three months ended September 30, 2020 and $0.8 million for the three months ended September 30, 2019. The decrease in other expense was primarily due to equity issuance costs related to the Series B Warrants which were expensed during the three months ended September 30, 2019 since the Series B Warrants were liability-classified.

Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes the results of Ocugen's operations for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(in thousands)	2020	2019	Change
Revenues:
Collaboration revenue	$43	$—	$43
Total revenues	43	—	43
Operating expenses:
Research and development	4,760	6,338	(1,578)
In-process research and development	7,000	—	7,000
General and administrative	5,760	3,545	2,215
Total operating expenses	17,520	9,883	7,637
Loss from operations	(17,477)	(9,883)	(7,594)
Other income (expense):
Change in fair value of derivative liability	—	(19,897)	19,897
Loss on debt conversion	—	(341)	341
Interest expense	(555)	(1,753)	1,198
Other income (expense)	—	(751)	751
Total other income (expense)	(555)	(22,742)	22,187
Net loss	$(18,032)	$(32,625)	$14,593
Collaboration revenue
Collaboration revenue increased by $42,620 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of collaboration revenue generated from Advaite Agreement, which commenced in April 2020. We did not have any collaboration revenue in 2019.
Research and development expense
Research and development expense decreased by $1.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of a decrease of $2.5 million related to the discontinuation of OCU310 clinical trial activities in the first quarter of 2019 and $0.2 million in employee-related expenses, partially offset by an increase of $0.9 million in severance-related charges related to the employee terminations announced in June 2020 and $0.6 million related to OCU300 clinical trial activities conducted in 2020.
In-process research and development expense
In-process research and development expense increased by $7.0 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of the NeoCart® asset, which ceased to meet the criteria to be classified as held for sale during the nine months ended September 30, 2020.
General and administrative expense
General and administrative expenses increased by $2.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily as a result of an increase of $0.8 million in insurance premiums, $0.5 million in professional and consulting fees, $0.4 million in employee-related expenses, $0.3 million in Board of Director fees, and $0.2 million in severance-related charges related to the employee terminations announced in June 2020.

Change in fair value of derivative liability
The change in fair value of derivative liability was zero for the nine months ended September 30, 2020 compared to a loss of $19.9 million for the nine months ended September 30, 2019 primarily due to the remeasurement of the Series B Warrant liability during the nine months ended September 30, 2019.
Loss on Debt Conversion
The loss on debt conversion was zero for the nine months ended September 30, 2020 compared to a loss of $0.3 million for the nine months ended September 30, 2019 relating to conversions in 2019 of all previously issued convertible debt.
Interest expense
Interest expense was $0.6 million for the nine months ended September 30, 2020 compared to $1.8 million for the nine months ended September 30, 2019. The decrease in interest expense was primarily due to the conversions of all previously issued convertible debt during 2019. Interest expense for the nine months ended September 30, 2020 primarily relates to the Warrant Exchange Promissory Notes.
Other income (expense)
Other income (expense) was a de minimis amount for the nine months ended September 30, 2020 compared to $0.8 million for the nine months ended September 30, 2019. The decrease in other income (expense) was primarily due to equity issuance costs related to the Series B Warrants which were expensed during the nine months ended September 30, 2019 since the Series B Warrants were liability-classified.
Liquidity and Capital Resources
As of September 30, 2020, we had $19.3 million in cash, cash equivalents and restricted cash. We have not generated any revenue from product sales to date and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. Specifically, since our inception and through September 30, 2020, we have raised an aggregate of $79.1 million to fund our operations, of which $66.5 million was from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $2.1 million was from debt, and $0.2 million from grant proceeds.
During the nine months ended September 30, 2020, we sold an aggregate of 86.2 million shares of our common stock in separate at-the-market offerings (“ATMs”) commenced in May 2020, June 2020 and August 2020. We sold 34.4 million shares under the May 2020 ATM, 24.8 million shares under the June 2020 ATM and 27.0 million shares under the August 2020 ATM. During the nine months ended September 30, 2020, we received net proceeds of $25.6 million from the ATMs, after deducting commissions, fees and expenses of $1.1 million. The offerings were made pursuant to our effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplements related to the offerings dated May 8, 2020, June 12, 2020 and August 17, 2020. As of September 30, 2020, we had sold all of the shares of common stock available for issuance under the prospectus supplements filed on May 8, 2020 and June 12, 2020 in connection with the May 2020 and June 2020 ATMs. As of September 30, 2020, we had remaining capacity to issue up to $19.5 million of common stock under the prospectus supplement filed on August 17, 2020 in connection with the August 2020 ATM.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $18.0 million and $32.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $69.5 million. In addition, as of September 30, 2020, we had accounts payable and accrued expenses of $2.6 million and indebtedness of $3.2 million.

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(10,426)	$(8,150)
Net cash used in investing activities	(56)	(2,336)
Net cash provided by financing activities	22,144	24,159
Net increase in cash, cash equivalents and restricted cash	$11,662	$13,673
Operating activities
Cash used in operating activities was $10.4 million for the nine months ended September 30, 2020 compared $8.1 million for the nine months ended September 30, 2019. The increase in cash used in operating activities was primarily driven by the decrease in accounts payable and accrued expenses and the increase in prepayments, current and other assets during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
Investing activities
Cash used in investing activities was $0.1 million for the nine months ended September 30, 2020 compared with $2.3 million for the nine months ended September 30, 2019. The decrease in cash used in investing activities was primarily driven by the payment of acquisition costs during the nine months ended September 30, 2019 with no comparable payments made during the nine months ended September 30, 2020.
Financing activities
Cash provided by financing activities was $22.1 million for the nine months ended September 30, 2020 compared to $24.2 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, cash provided by financing activities was primarily driven by gross proceeds of $26.7 million received under May 2020, June 2020, and August 2020 ATMs and $0.9 million in proceeds from the issuance of debt, partially offset by payments of equity issuance costs of $1.1 million and repayments of debt of $4.4 million. During the nine months ended September 30, 2019, cash provided by financing activities included proceeds from the Pre-Merger Financing of $22.4 million, proceeds from the issuance of convertible debt of $6.8 million, and proceeds from an April 2019 stock subscription agreement of $1.0 million, partially offset by payments of equity issuance costs of $0.6 million and repayments of debt of $5.3 million
Indebtedness
On March 27, 2020, the President of the United States signed into law the CARES Act, a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. On April 30, 2020, we were granted a loan from SVB in the aggregate amount of $0.4 million, pursuant to the PPP of the CARES Act. Certain amounts of the loan may be forgiven if they are used for qualifying expenses as described by the CARES Act. The loan was in the form of a promissory note which matures on April 30, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on the date the SBA compensates SVB for amounts forgiven or within 10 months following the expiration of the 24-week covered period for qualifying expenses if we have not applied for forgiveness. At September 30, 2020, there was $0.4 million of principal outstanding under the PPP loan.
On April 22, 2020, we issued the Warrant Exchange Promissory Notes with an aggregate principal amount of $5.6 million to existing investors in connection with an exchange of our Series A Warrants. The Warrant Exchange Promissory Notes had a maturity date of April 21, 2021 and did not bear interest. The Warrant Exchange Promissory Notes permitted prepayment in whole or in part at any time without penalty or premium. In the event that we consummated a financing transaction that generated cash to us, we were required to use 20% of the net proceeds of such transaction to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if the transaction occurred on or prior to August 22, 2020, and 30% of the net proceeds to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if the transaction occurred after August 22, 2020. As of September 30, 2020, there was $1.3 million of principal outstanding under the

Warrant Exchange Promissory Notes. On October 2, 2020, we made additional payments of $1.3 million causing the Warrant Exchange Promissory Notes to be repaid in full and no longer outstanding.
In September 2016, pursuant to the EB-5 Program, we entered into the EB-5 Loan Agreement to borrow up to $10.0 million from EB5 Life Sciences in $0.5 million increments. Borrowings are at a fixed interest rate of 4.0% and are to be utilized in the clinical development, manufacturing, and commercialization of our products and for our general working capital needs. Outstanding borrowings pursuant to the EB-5 Program become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. Under the terms and conditions of the EB-5 Loan Agreement, we borrowed $0.5 million on March 26, 2020. At September 30, 2020, there was $1.5 million of principal outstanding under the EB-5 program.
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
As of September 30, 2020, we had $19.3 million in cash, cash equivalents and restricted cash. This amount is unlikely to meet our near-term capital requirements and will not meet our capital requirements over the next 12 months. Our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development, sale of assets, and licensing and/or collaboration arrangements with pharmaceutical companies or other institutions. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.
As previously disclosed, on December 27, 2019, we received a deficiency letter from the NASDAQ Capital Market ("Nasdaq") due to the bid price of our common stock falling below the minimum bid price for continued listing under Nasdaq listing rules for 30 consecutive days. In response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq tolled the compliance period for non-compliance with the minimum bid price listing requirement, effective April 16, 2020, until June 30, 2020 (the "Tolling Period"). Following the Tolling Period, we had until September 7, 2020 to regain compliance with the minimum bid price requirement. We did not regain compliance with the minimum bid price requirement as of September 7, 2020 and provided written notice to Nasdaq stating that we met the other continued listing requirements of Nasdaq and requesting an extension of the compliance period. On September 8, 2020, we received a written notice from the Nasdaq that we have been granted an additional 180 calendar days, or until March 8, 2021, to regain compliance with the minimum bid price requirement. If we are unable to regain compliance with Nasdaq listing rules regarding the price of our common stock in a timely manner, our common stock may become subject to delisting and we may find it difficult or impracticable to raise additional funds through public equity offerings.
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
Other Company Information
None.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended September 30, 2020.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Not Applicable.

Item 6.    Exhibits.

Exhibit	Description

10.1
Controlled Equity Offering℠ Sales Agreement, dated August 14, 2020, by and between Ocugen, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on August 17, 2020, and incorporated herein by reference).

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

Ocugen, Inc.

Dated: November 6, 2020	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 6, 2020	/s/ Sanjay Subramanian
Sanjay Subramanian Chief Financial Officer (Principal Financial Officer and Accounting Officer)