Form 10-K
period 2020-12-31
Ocugen, Inc.
filed 2021-03-19
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-K
___________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
263 Great Valley Parkway
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

As of June 30, 2020, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $28.6 million, based upon the closing price of the registrant's common stock on June 30, 2020.

As of March 1, 2021, there were 188,088,860 outstanding shares of the registrant’s common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2021 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

Unless the context otherwise requires, references to the “Company,” “we,” “our,” or “us” in this report refer to Ocugen, Inc. and its subsidiaries, and references to “OpCo” refer to Ocugen OpCo, Inc., the Company’s wholly owned subsidiary.
i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K or the documents incorporated by reference herein regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would,” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties, and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.
The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated herein by reference include, among other things, statements about:
•our estimates regarding expenses, future revenue, capital requirements, and timing and availability of and the need for additional financing;
•our ability to obtain sufficient additional capital to continue to advance our product candidates and our preclinical programs;
•our activities with respect to COVAXIN, our vaccine candidate for the prevention of COVID-19, in collaboration with Bharat Biotech International Limited (“Bharat Biotech”), including our plans and expectations regarding clinical development, manufacturing, pricing, regulatory review and compliance, reliance on third parties, and commercialization, if authorized or approved;
•the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, could disrupt our business and operations;
•the uncertainties associated with the clinical development and regulatory authorization or approval of product candidates, including potential delays in the commencement, enrollment, and completion of clinical trials;
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
•our ability to maintain our collaboration with Bharat Biotech and to establish additional collaborations and/or partnerships;
•our ability to comply with regulatory schemes applicable to our business and other regulatory developments in the United States and foreign countries;
•the performance of third-parties upon which we depend, including third-party contract research organizations (“CROs”), and third-party suppliers, manufacturers, group purchasing organizations, distributors, and logistics providers;
•the pricing and reimbursement of our product candidates, if authorized or approved;
•our ability to obtain and maintain patent protection, or obtain licenses to intellectual property and defend our intellectual property rights against third-parties;
•our ability to maintain our relationships, profitability, and contracts with our key commercial partners;
•our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers; and
•our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice (“GMP”) compliance and other relevant regulatory authorities.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans,
ii

intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly under “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make.
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
Solely for convenience, tradenames and trademarks referred to in this Annual Report on Form 10-K appear without the ® or TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these tradenames or trademarks, as applicable. All tradenames, trademarks, and service marks included or incorporated by reference in this Annual Report on Form 10-K are the property of their respective owners.

iii

PART I
Item 1.    Business
OVERVIEW
We are a biopharmaceutical company focused on developing gene therapies to cure blindness diseases and developing a vaccine to save lives from COVID-19.
Our cutting-edge technology pipeline includes:
•COVID-19 Vaccine — COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate being developed to prevent COVID-19 infection in humans. We are co-developing COVAXIN with Bharat Biotech for the U.S. market.
•Modifier Gene Therapy Platform — Based on nuclear hormone receptors ("NHRs"), we believe our gene therapy platform has the potential to address many retinal diseases, including retinitis pigmentosa ("RP"), leber congenital amaurosis ("LCA"), and dry age-related macular degeneration (“AMD”).
•Novel Biologic Therapies for Retinal Diseases — We are developing OCU200, a novel biologic product candidate, to treat diabetic macular edema (“DME”), diabetic retinopathy (“DR”), and wet AMD.
COVID-19 Vaccine
In February 2021, we entered into a Co-Development, Supply and Commercialization Agreement (the “Covaxin Agreement”) with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 in humans in the United States, its territories and possessions (the “Ocugen Covaxin Territory”). Under the Covaxin Agreement, we will be solely responsible for such activities for the Ocugen Covaxin Territory.
COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate being developed by Bharat Biotech, a global leader in vaccine innovation, and has been granted approval for emergency use in India. COVAXIN is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant therefore utilizing a historically proven approach to vaccine design. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). The Phase 1 and Phase 2 clinical trials conducted in India reported strong Immunoglobulin G ("IgG") responses against the spike protein, receptor-binding domain ("RBD"), and the nucleocapsid protein of the SARS-CoV-2 virus, along with strong cellular responses. Strong cellular responses are necessary for memory and long-term durability of vaccines. In an analysis from the National Institute of Virology, serum samples collected from individuals vaccinated with COVAXIN showed similar neutralization titer to the U.K. strain as to the original strain. No statistical difference was observed in neutralizing antibodies titer between the U.K. strain and the original strain. These results support COVAXIN's potential to generate immune responses to multiple protein antigens of the virus and thereby potentially reducing or eliminating potential viral escape.
Bharat Biotech is conducting a Phase 3 clinical trial in India. Enrollment in the Phase 3 clinical trial is complete. COVAXIN demonstrated a vaccine efficacy of 81% in the first interim analysis of the Phase 3 clinical trial, and an analysis from the National Institute of Virology indicated potential significant immunogenicity against the U.K. variant and other heterologous strains. We are currently evaluating the clinical and regulatory path for COVAXIN in the United States including obtaining Emergency Use Authorization ("EUA") from the U.S. Food and Drug Administration (the "FDA") and, eventually, biologic license application (“BLA”) approval in the U.S. market, as well as our commercialization strategy, if authorized or approved. We have initiated discussions with the FDA regarding the development of COVAXIN, but an EUA application has not been submitted at this time. We are also in active discussions with manufacturers in the United States to produce a significant number of doses of COVAXIN to support commercialization of the vaccine in the United States, if authorized or approved.
Modifier Gene Therapy Platform
We are developing a breakthrough modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases ("IRDs") and dry AMD. Our modifier gene therapy platform is based on NHRs, which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product. IRDs such as RP, a group of rare genetic disorders that involve a breakdown and loss of cells in the retina and can lead to visual impairment and blindness, affect over 2.0 million people worldwide. Over 150 gene mutations have been associated with RP and this number represents only 60% of the RP population. The remaining 40% of RP patients cannot be genetically diagnosed, making it difficult to develop individual treatments. We believe our first gene therapy candidate, OCU400, has the potential to be broadly effective in restoring retinal integrity and function across a range of IRDs. For example, we believe OCU400 has the potential to eliminate the need for developing more than 150 individual products and provide one treatment option for all RP patients.
OCU400 has received four Orphan Drug Designations ("ODDs") from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. We are planning to initiate two Phase 1/2a clinical trials for OCU400 in the United States in the second half of 2021. OCU400 additionally received Orphan Medicinal Product Designation ("OMPD") from the European Commission, based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA in February 2021, which we believe further supports the potential broad spectrum application of OCU400 to treat many IRDs. We are currently evaluating options to commence OCU400 clinical trials in Europe in 2022. Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. This candidate is currently in preclinical development. We are planning to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
Novel Biologic Therapies for Retinal Diseases
We are also conducting preclinical development for our biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat DME, DR, and wet AMD. We had a pre-Investigational New Drug ("IND") meeting with the FDA in November 2020 and received guidance on IND-enabling preclinical studies to support the Phase 1/2a study. We expect to initiate IND-enabling preclinical studies for OCU200 in 2021 and initiate a Phase 1/2a clinical trial for OCU200 in 2022.
OUR STRATEGY
Our product candidates have the potential to save lives from COVID-19 and cure blindness diseases. We are committed to developing these product candidates and bringing them to market to serve patients in multiple disease areas. Key elements of the strategy we employ to accomplish this objective include:
•Advancing our COVID-19 vaccine product candidate towards EUA and commercialization in the United States. We have initiated discussions with the FDA regarding the development of COVAXIN. COVAXIN has been granted approval for emergency use in India. A Phase 3 clinical trial is ongoing in India. COVAXIN demonstrated a vaccine efficacy of 81% in the first interim analysis of the Phase 3 clinical trial. We intend to advance the development of COVAXIN towards EUA and ultimately BLA approval in the United States.
•Establishing our modifier gene therapy platform and advancing OCU400 and OCU410 into clinical development. We intend to advance OCU400 and OCU410 into and through clinical development for the treatment of multiple IRDs and for the treatment of dry AMD, respectively. In addition to OCU400 and OCU410, we will also explore additional NHR-based product candidates for multiple eye disease indications. We expect to file the INDs to start Phase 1/2a clinical trials in the United States for OCU400 and OCU410 in the second half of 2021 and in 2022, respectively.
•Advancing preclinical biological programs into clinical development. We intend to advance OCU200 into and through clinical development for the treatment of DME, DR, and wet AMD. This candidate is currently in preclinical development. We expect to file the IND to start the Phase 1/2a clinical trial in 2022.
•Exploring potential partnerships with leading pharmaceutical and biotechnology companies to maximize patient access, global reach, and the value of our product candidates. We plan to explore licensing, intellectual property acquisitions, and collaboration opportunities with qualified potential partners in key global markets as needed to maximize the positive impact of our product candidates on patients globally.
COMPETITIVE STRENGTHS
Our key competitive strengths include:
•Vaccine Expertise. Key members of our management team and key advisors possess proven expertise and a track record of success in vaccine development and commercialization. We have established a vaccine scientific advisory board composed of leading academic and industry experts with extensive experience in the vaccine field. We intend to utilize this collective experience to evaluate the clinical and regulatory path to EUA and commercialization of COVAXIN in the United States.
•Orphan Drug Designations. OCU400 has received four ODDs from the FDA for the treatment of certain disease genotypes: NR2E3, CEP290, RHO, and PDE6ß mutation-associated inherited retinal degenerations. OCU400 has additionally received OMPD from the European Commission, based on the recommendation of the EMA, for RP and LCA, which we believe further supports the potential broad spectrum application of OCU400 to treat many IRDs.
•Gene Therapy Manufacturing. We have established a strategic partnership with CanSino Biologics Inc. ("CanSinoBIO") for chemistry, manufacturing, and controls ("CMC") development and manufacturing of clinical supplies for our first gene therapy candidate, OCU400. The partnership secures hard-to-find manufacturing capacity and expertise for gene therapy product development. We believe this partnership will accelerate the development timeline, increase reliability of our product candidate manufacturing, and provide a significant reduction in associated costs.
•Intellectual Property Portfolio. Our intellectual property portfolio contains patents and pending patent applications related to composition of matter, pharmaceutical compositions, and methods of use for our product candidates. As of March 1, 2021, our patent portfolio included a total of 45 issued or registered patents and 12 pending patent applications, including those licensed from leading institutions. Our patents and pending patent applications are for a diverse range of geographical locations representing major markets including both in the United States as well as in foreign countries.
•Licensing and Development Arrangements with Leading Institutions and Global Biotechnology Companies. We have licensing agreements with leading companies, academic institutions, and medical institutions that cover four of our product candidates. In February 2021, we entered into the Covaxin Agreement with Bharat Biotech with respect to the development and commercialization of COVAXIN in the United States. In December 2017, we entered into an exclusive worldwide license agreement with The Schepens Eye Research Institute ("SERI"), an affiliate of Harvard Medical School, pursuant to which we acquired patent rights for NHRs, including those used in our OCU400 and OCU410 programs. In March 2014, we entered into an exclusive worldwide license agreement with the University of Colorado ("CU") pursuant to which we acquired rights to the transferrin-tumstatin fusion protein technology used in OCU200 as well as other technology.
•Experienced Management Team and Highly Esteemed Scientific Advisory Boards. Our management team has extensive experience with a proven track record of success in developing, launching, and managing the life cycle of many biopharmaceuticals at leading pharmaceutical and biotechnology companies. We believe that the experience of our management team, our scientific advisory board members, and our broad network of relationships with leaders within the industry and the medical community provides us with insight into the identification of product opportunities, product development, and product commercialization.
OUR PRODUCT CANDIDATE PIPELINE
Our current product pipeline candidates are summarized in the following chart:

COVID-19 VACCINE PRODUCT CANDIDATE
We have entered into the Covaxin Agreement with Bharat Biotech, pursuant to which we have obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN in the United States. COVAXIN is a whole-virion inactivated COVID-19 vaccine being developed to prevent COVID-19 infection in humans. We have initiated discussions with the FDA regarding the development of COVAXIN, including discussions about EUA.
Overview of COVID-19 and Available Prevention Options
In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was first reported to have surfaced in Wuhan, China. COVID-19 has since spread worldwide and has been declared a pandemic by the World Health Organization as well as declared a national emergency by the United States. SARS-CoV-2 is a newly discovered strand of coronavirus which can be contracted through contact with an infected person, through the air by coughing or sneezing, or through touching an object or surface contaminated with SARS-CoV-2. COVID-19 is predominantly a respiratory illness that can also affect other organs and can be fatal. Those infected with COVID-19 may experience a wide range of mild to severe symptoms including fever or chills, cough, shortness of breath or difficulty breathing, fatigue, and loss of taste or smell, among other symptoms. Symptoms typically appear two to 14 days after exposure to a person infected with COVID-19. Asymptomatic cases can occur among those infected with COVID-19, further contributing to the rapid spread of COVID-19 both in the United States and worldwide.
Since COVID-19 was first discovered in December 2019, new variants of SARS-CoV-2 have emerged. New variants of a virus emerge when a mutation to the virus' genes occurs. The emergence of new variants of viruses is not uncommon. Current research suggests that some of the new variants of SARS-CoV-2 identified thus far are more contagious and spread more rapidly than the originally identified virus and may cause more severe illness and be associated with higher rates of fatality.
Within the United States, the FDA utilizes EUA as a mechanism to facilitate the availability and use of medical countermeasures, including vaccines, during public health emergencies, which includes the current COVID-19 pandemic. Through the granting of an EUA, the FDA allows the use of unapproved medical products to prevent serious and life-threatening conditions when there are no adequate, approved, and available alternatives and that medical product meets certain regulatory criteria. For a COVID-19 vaccine for which there is adequate manufacturing information to ensure its quality and consistency, issuance of an EUA requires a determination by the FDA that the vaccine's benefits outweigh its risks based on data from at least one well-designed Phase 3 clinical trial that demonstrates the vaccine's safety and efficacy in a clear and compelling manner. It is the FDA's expectation that, following the submission of an EUA application and the issuance of an EUA, a sponsor will continue to collect placebo-controlled data in any ongoing trials for as long as feasible and would also work towards a submission of a BLA as soon as possible.
Three COVID-19 vaccine candidates have been issued EUAs by the FDA for the prevention of COVID-19 in the United States: the vaccine developed in a collaboration between Pfizer Inc. and BioNTech SE ("Pfizer/BioNTech SE"), the vaccine developed by Moderna Inc., and the vaccine developed by Johnson & Johnson/Janssen Biotech. Each of these COVID-19 vaccines is authorized for the use of the prevention of COVID-19. Pfizer/BioNTech SE's COVID-19 vaccine has been authorized for use for the prevention of COVID-19 in individuals 16 years of age and older. Moderna Inc.'s and Johnson & Johnson/Janssen Biotech's COVID-19 vaccines have been authorized for use for the prevention of COVID-19 in individuals 18 years of age and older. No COVID-19 vaccines have been approved under a BLA by the FDA.
Both Pfizer/BioNTech SE and Moderna Inc.'s COVID-19 vaccines are messenger RNA ("mRNA") vaccines. mRNA vaccines are a relatively new type of vaccine. They protect against infectious disease by providing instructions for cells to generate a spike protein, which triggers an immune response producing antibodies thereby protecting against future infection. mRNA vaccines do not contain an inactivated virus, which is the more historically common approach to vaccine development. Research is ongoing regarding the effectiveness of the mRNA vaccines on the emerging COVID-19 variants. Johnson & Johnson/Janssen Biotech's COVID-19 vaccine is a viral vector vaccine. It uses an adenovirus as a vector of an antigen's genetic code to mimic components of a pathogen (the SARS-CoV-2 virus). Antigens are produced to mimic the pathogen without causing severe disease. When the body encounters antigens, the body will induce a humoral and cellular immune response against the antigen by producing immune cells and antibodies thereby protecting against future infection if the body encounters the actual pathogen in the future.

COVAXIN for the Prevention of COVID-19
COVAXIN is a whole-virion inactivated COVID-19 vaccine being developed to prevent COVID-19 infection. We are co-developing COVAXIN with Bharat Biotech, a global leader in vaccine innovation, for the prevention of COVID-19 in humans within the U.S. market. Pursuant to the Covaxin Agreement we entered into with Bharat Biotech, we obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN for the Ocugen Covaxin Territory. Under the Covaxin Agreement, we will be solely responsible for such activities for the Ocugen Covaxin Territory.
COVAXIN is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant therefore utilizing a historically proven approach to vaccine design. COVAXIN utilizes the whole-virion inactivated SARS-CoV-2 virus to trigger the immune system to create antibodies against multiple antigens. COVAXIN has an antigen concentration of six micrograms and utilizes a toll-like receptor 7/8 agonist molecule (IMG) adsorbed to alum (Algel) as an adjuvant to increase and boost COVAXIN's immunogenicity. COVAXIN has certain characteristics that may be beneficial as compared to the currently authorized vaccines. As the FDA has recognized in its recently updated EUA guidance, the rise of COVID-19 genetic variants has raised concerns that these variants may be able to escape neutralization by vaccines. COVAXIN is designed to fulfill a significant unmet need in the U.S. national arsenal of vaccines against COVID-19. COVAXIN elicits a broad-spectrum immune response (including spike and nucleocapsid proteins) and induces both humoral and cellular responses. Therefore, we believe COVAXIN may be effective against the recently emerging new variants such as the U.K. (B.1.1.7), Brazilian (P.2), and South African (B.1.351) variants, thereby potentially minimizing or eliminating potential viral escape. In an analysis from the National Institute of Virology, serum samples collected from individuals vaccinated with COVAXIN showed similar neutralization titer to the U.K. strain as to the original strain. No statistical difference was observed in neutralizing antibodies titer between the U.K. strain and the original strain. Additionally, the inactivated virus platform is based on safe and proven technology. The inactivated viral vaccine approach is known to be safe in all age groups including infants (e.g., polio vaccine) and is easy to stockpile, store, and distribute as it requires only standard vaccine storage conditions (2-8°C).
The inactivated SARS-CoV-2 virus within COVAXIN is manufactured in a Biosafety Level 3 facility and inactivated using β-propiolactone treatment at a low temperature. As an inactivated virus vaccine, COVAXIN has the advantage of using all the proteins in the virus to elicit the immune response, rather than just spike proteins as in the mRNA and adenovirus vaccines. Compared to those vaccines, an inactivated whole-virion vaccine is expected to produce a more robust response that can elicit memory and cross-react with mutated strains. Once vaccinated with COVAXIN, the immune system can respond to a live infection of SARS-CoV-2. COVAXIN is administered in two doses occurring 28 days apart. COVAXIN is administered into the deltoid muscle of the upper arm.
Approximately 375 healthy adults aged 18 to 55 years were evaluated in the Phase 1 trial in India. Approximately 380 healthy adults and adolescents aged 12 to 65 years were evaluated in the Phase 2 trial in India. The Phase 1 and 2 trials conducted in India reported strong IgG responses against the spike protein, RBD, and the nucleocapsid protein of SARS-CoV-2 along with strong cellular responses. Strong cellular responses are necessary for memory and long-term durability of vaccines. A Phase 3 clinical trial in India began in November 2020 and is ongoing involving approximately 25,800 volunteers aged 18 to 98 years, including 2,433 over the age of 60 and 4,500 with comorbidities. Enrollment in the Phase 3 clinical trial is complete. COVAXIN demonstrated a vaccine efficacy of 81% in the first interim analysis of the Phase 3 clinical trial, and an analysis from the National Institute of Virology indicated potential significant immunogenicity against the U.K. variant and other heterologous strains.
In January 2021, COVAXIN was granted approval for emergency use in India. We are currently evaluating the clinical and regulatory path for COVAXIN in the United States including obtaining EUA from the FDA and, eventually, BLA approval in the U.S. market, as well as our commercialization strategy, if authorized or approved. We have initiated discussions with the FDA regarding the development of COVAXIN. We and Bharat Biotech agreed to share any profits generated from the commercialization of COVAXIN in the United States, with us retaining 45% of such profits, and Bharat Biotech receiving the balance of such profits.
OUR MODIFIER GENE THERAPY PLATFORM AND GENE THERAPY PRODUCT CANDIDATES
We are developing OCU400 using our breakthrough modifier gene therapy platform. OCU400 has received ODD from the FDA for the treatment of certain disease genotypes: NR2E3, CEP290, RHO, and PDE6ß mutation-associated inherited retinal degenerations. OCU400 additionally received OMPD from the European Commission, based on the recommendation of the EMA, for RP and LCA in February 2021, which we believe further supports the potential broad spectrum application of OCU400 to treat many IRDs. We plan to initiate two Phase 1/2a clinical trials for OCU400 in the United States in the second half of 2021, one Phase 1/2a clinical trial for the treatment of the NR2E3 disease genotype and one Phase 1/2a clinical trial for the treatment of the RHO disease genotype. We are currently evaluating options to commence OCU400 clinical trials in Europe in 2022. OCU400 is the first product candidate being developed by us with our modifier gene therapy platform utilizing NHRs. We are also utilizing our modifier gene therapy platform for the development of OCU410, a product candidate designed to treat dry AMD through the utilization of nuclear receptor genes RORA. We plan to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
Breakthrough Platform Therapy Based on Nuclear Hormone Receptors
NHRs have long been known to play a critical role in modulating cellular homeostasis by regulating basic biological processes including development, metabolism, circadian cycle, and energy homeostasis. Our modifier gene therapy platform is being designed to target NHRs, which have the potential to restore homeostasis to the retina and to provide therapeutic benefit to patients suffering from IRDs. Moreover, unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our NHR-based approach represents a breakthrough modifier gene therapy platform that has the potential to restore retinal integrity and function across a range of genetically diverse IRDs and other degenerative retinal diseases, leading to multiple potential product opportunities. This approach has shown potential to rescue many genetic defects and may lead to vision-sparing therapies for rare IRDs including a broad spectrum of RP as well as potentially LCA and other forms of retinal and macular degeneration, providing us with significant potential long-term value.
The NHR-based gene therapy platform encompasses the targeted delivery and expression of certain NHRs that are expressed naturally in retinal tissue. Preclinical studies conducted by Dr. Neena Haider and others have shown that NR2E3, a member of the NHR family, is a dual activator and repressor that, with other transcription factors, modulates cell fate and differentiation of rod and cone photoreceptor cells in the eye (Figure 1). The delivery of Nr2e3 in a mouse, lacking a functional Nr2e3 gene, restored the retina structure and function. We believe that NR2E3 may partially or fully rescue photoreceptors, which are responsible for light detection in the retina, from degeneration in patients with IRDs and improve patients' vision.
Figure 1 Schematic representation of the potential mechanism impacting NR2E3 retinal degeneration.
Figure 1 above includes the following definitions: corepressor ("coR"), coactivator ("coA"), enhanced S-cone syndrome ("ESCS"), Goldman Favre syndrome ("GFS"), clumped pigmentary retinal degeneration ("CPRD"), and autosomal dominant retinitis pigmentosa ("adRP"). Rod photoreceptors are displayed in grey and cone photoreceptors are displayed in blue, green, and red.
Dr. Haider’s lab at SERI, an affiliate of Harvard Medical School, and others have shown the preclinical phenotypic outcome results from a mutational load on a biological system that includes the primary mutation and other factors such as modifier alleles impacting the normal homeostatic state. The use of genetic modifiers represents a broadened means of potentially treating a variety of retinal degenerative diseases, as compared to single-gene replacement therapy. While single-gene replacement therapies have shown tremendous promise in rare retinal diseases, they are highly specific and cannot improve a multitude of disease-causing genetic defects. On the other hand, NHRs play a vital role in regulating retinal cell development, maturation, metabolism, visual cycle function, and survival (Figure 2).

Figure 2 Interacting NR2E3 and RORA Associated Gene Networks.
As displayed in Figure 2 above, Ingenuity Pathway Analyses ("IPA Analyses") were conducted to evaluate embryonic day 18 targets and post-natal day 30 targets. An IPA Analysis of embryonic day 18 targets (analysis A above) identified nine gene networks with seven biological classifications. An IPA Analysis of post-natal day 30 targets (analysis B above) identified nine gene networks with six biological classifications. The venn diagrams show the unique and overlapping gene targets of both NR2E3 and RORA at embryonic day 18 and post-natal day 30. The comparison of RORA embryonic day 18 and post-natal day 30 or NR2E3 embryonic day 18 and post-natal day 30 show less overlap than RORA and NR2E3 at embryonic day 18 or RORA and NR2E3 at post-natal day 30.
Disease outcome is a result of a primary mutation as well as modifier alleles. NR2E3 is a master regulator of several key pathways in retinal development and function. NR2E3 potentially prevents and reduces disease by resetting the homeostatic state of key gene networks in the presence of a primary mutation (Figure 3).
Figure 3 Schematic representation of potential NR2E3 mediated therapy.
As displayed in Figure 3 above, NR2E3 potentially resets key gene networks that contribute to retinal degeneration in RP. Figure 3 above includes the following definitions: photoreceptor cells ("PR") as well as the following gene networks: metabolism ("M"), inflammation, ("I"), oxidative stress ("O"), photoreceptor genes ("P"), and cell survival ("S").
In summary, NR2E3 regulates multiple transcriptional networks, such as cell survival, metabolism, inflammation, and phototransduction, that impact retinal diseases, such as RP. It was also demonstrated preclinically that RORA offers a protective allele in AMD where the loss of photoreceptor cells leads to blindness. NR2E3 regulates the expression of both Nuclear Receptor Subfamily 1 Group D Member 1 ("NR1D1") and RORA. Thus, the nuclear receptors work in overlapping networks to modulate normal retinal development and function. These receptors impact gene expression of hundreds of genes and numerous networks and, as such, may be potent modifiers of retinal disease and degeneration.
NR2E3 Modifier Gene Therapy Demonstrated Efficacy in many IRD models
Efficacy of Nr2e3 was evaluated in five RP models: FVB-Pde6ß rd1/NJ ("rd1"), Rhodopsin null allele ("Rho−/−"), B6.129S6(Cg)-Rhotm1.1Kpal/J ("RhoP23H"), BXD24/TyJ-Cep290rd16/J ("rd16"), and Nr2e3rd7/J ("rd7") following subretinal delivery. These models represent a heterogeneous group of RP diseases in humans and are relevant in establishing the modifier role of NR2E3. The effect of Nr2e3 gene therapy was evaluated at both early and late disease states in these animal models using a minimal number of seven animals per experimental group. C57BL6/J ("B6") in these models represents the control.
These animals were dosed with adeno-associated viral ("AAV"): AAV8-Nr2e3 in the subretinal space at post-natal day zero and evaluated at post-natal day 30 (B6 and rd1) or post-natal day 90 to 120 (Rho−/−, RhoP23H, rd16, and rd7) using fundus imaging, electroretinogram ("ERG"), histology, and immunostaining of retinal layers. Considerable improvement was observed in the clinical phenotype for RhoP23H, rd16, and rd7 mice in fundus imaging, though not all models have a contrasting clinical phenotype (Figure 4). Further histological analyses of retinal sections demonstrated improvement in the integrity of the retinal layers, and overall anatomy and morphology of the retina in all of these models (Figure 5). Immunohistochemistry analyses of retina showed that Nr2e3 delivery enhanced the expression of opsin proteins (blue and green) in treated mice in all the models except rd7. In the rd7 model, the disease phenotype starts with a higher number of S-cone and a higher expression of opsin proteins. In this model, Nr2e3 treatments restored the physiological level of opsin proteins in photoreceptors (Figure 6) needed for normal vision. Similarly, treated animals showed improvement in retinal ERG signal, both in photopic (light-adapted) and scotopic (dark-adapted) conditions (Figure 7).
Figure 4: AAV8-Nr2e3 rescues clinical phenotype in multiple mouse models of RP.
Figure 4 above displays the fundus of post-natal day zero injected AAV8-Nr2e3 treated and untreated animals evaluated at post-natal day 30 (B6 and rd1) or post-natal day 90 to 120 (Rho−/−, RhoP23H, rd16, and rd7).
Figure 5: AAV8-Nr2e3 treatment preserves retinal morphology and retinal integrity in RP models.
Analysis A within Figure 5 above displays the hematoxylin and eosin staining of AAV8-Nr2e3 treated and untreated retinas. The white boxes in analysis A indicate the location of the cell count. Analysis B above displays the rescued and un-rescued regions in retinas treated with AAV8-Nr2e3. Analysis C above displays the cell layer numbers of the outer nuclear layer ("ONL") from AAV8-Nr2e3 treated and untreated animals in different RP models.

Figure 6: AAV8-Nr2e3 preserves cone and rod opsin expression in multiple mouse models of RP.
Figure 6 above displays the immunohistochemistry of post-natal day zero injected AAV8-Nr2e3 to treated and untreated retinas labeled with green opsin, blue opsin, and rhodopsin. These treated and untreated retinas were evaluated at post-natal day 30 (B6 and rd1) or post-natal day 90 to 120 (Rho−/−, RhoP23H, rd16, and rd7). The right panel displays the semiquantitative analysis of cell counts of blue and green opsin-positive photoreceptor cells per 100 micrometers.
Figure 7: Improved ERG responses in AAV8-Nr2e3 treated RP retinas.
Analysis A within Figure 7 above displays the evaluation of photopic (light-adapted) and scotopic (dark-adapted) ERG B-wave amplitudes, which were evaluated at post-natal day 30 (B6 and rd1) or post-natal day 90 to 120 (Rho−/−, RhoP23H, and rd16) in AAV8-Nr2e3 treated and untreated animals. Analysis B above displays the percent increase in ERG B-wave responses in the treated RP models.
The efficacy of Nr2e3 was also evaluated in these animal models at a late disease stage. AAV8-Nr2e3 was injected subretinally at post-natal day 21 and evaluated two to three months post injection in Rho−/−, RhoP23H, rd16, and rd7 mice. Fundus imaging and histological analyses indicated a reduction in retinal degeneration in these models (Figure 8). The improvement in the rescue of retinal layers was between approximately 30% to 80% of the retina, depending on the delivery location and distribution of Nr2e3 following dosing. Approximately three to five layers of ONL cells were preserved in Nr2e3 treated animals compared with zero to one layer for untreated animals. These ONL photoreceptors induce phototransduction in the retina and thereby initiate the vision process. Immunohistochemistry labeling showed enhanced expression of blue and green cone opsins and rhodopsin in photoreceptors of treated groups compared to untreated groups (Figure 9) suggesting preservation of photoreceptors with light absorbing opsins.

Figure 8: AAV8-Nr2e3 rescues RP degeneration after disease onset.
Figure 8 above displays analysis of animals injected with AAV8-Nr2e3 at post-natal day 21 and evaluated at two to three months post injection. Analysis A above displays the fundus of Rho−/−, RhoP23H, rd16, and rd7. Analysis B above displays the hematoxylin and eosin staining showing partial preservation of photoreceptor cells in treated mutant animals. Analysis C above shows the comparison of cell layer numbers of ONL between AAV8-Nr2e3 treated and untreated animals in the four RP models.
Figure 9: AAV8-Nr2e3 rescues rod and cone opsin expression after disease onset.
Figure 9 above displays the analysis of animals that were injected with AAV8-Nr2e3 at post-natal day 21 and evaluated two to three months after injection. The immunohistochemistry of green opsin, blue opsin, and rhodopsin of treated and untreated animals in Rho−/−, RhoP23H, rd16, and rd7 is shown within the left panel. The semiquantitative analysis of the cell counts of blue and green opsin-positive photoreceptor cells per 50 micrometers of the retina is shown within the right panels.

Safety of NR2E3 in a Rodent Model
The safety of Nr2e3 was evaluated in healthy mice following subretinal administration. B6 mice were treated with AAV8-Nr2e3-green fluorescent protein ("GFP") fusion construct at post-natal day zero and evaluated after both seven days and one month for any toxic effect as well as expression of Nr2e3-GFP fusion protein in the retina. The expression of the Nr2e3 protein in a mouse retina did not show any detrimental effect on retinal cells, including photoreceptors (Figure 10). Also, there was no difference in retinal anatomy (as indicated by fundus), histology (the cell layers), expression of opsin and rhodopsin proteins (immunohistochemistry), and retinal function (as indicated by ERG recording) between treated and untreated mice (Figure 10). Expression of enhanced GFP-Nr2e3 fusion protein was observed at post-natal day 30 in treated animals. These results confirm that overexpression of the Nr2e3 protein following subretinal injection of AAV8-Nr2e3 was well-tolerated and safe to the retina.
Figure 10: Overexpression of AAV8-Nr2e3 has no detrimental effects on the retina.
The analysis in Figure 10 above utilized a population size of five animals and displays the B6 control AAV8-Nr2e3 treated animals showing no abnormalities. Analysis A above displays the following: fundus, hematoxylin and eosin histology staining, blue opsin, green opsin, and rhodopsin labeling of photoreceptor cells. Analysis B above displays the ERG response of the B6 control in both treated and untreated animals. The animals were injected at post-natal day zero and tissue was collected at post-natal day 30. Analysis C above displays the GFP label of AAV8-Nr2e3-GFP injected at post-natal zero with GFP expression assessed at both post-natal day seven and post-natal day 30.
Overview of Inherited Retinal Diseases and Current Treatment Options
IRDs are caused by genetic mutations that are passed down within families and lead to progressive disease, severe visual impairment, and blindness. Treating these conditions has been a significant challenge due to the sheer volume of potential therapeutic gene targets. Gene replacement therapy is a promising approach to provide a sustained restoration effect of normal retinal function for a mutated gene, but such therapies can only address one gene at a time, limiting their effectiveness. Developing a custom gene therapy for genetic defects in each of the more than 150 known gene defects linked to RP would not only be expensive but also may not be possible due to size, class, or localization that will impact delivery of the gene. Not all genes and disease expressions are amenable to gene therapy, and for the approximately 40% of patients whose genetic mutations remain unknown, there are few or no therapeutic options. Modifier gene therapy to ameliorate multiple forms of RP without requiring knowledge of the mutated gene, may provide a robust and feasible treatment for RP.
RP is a group of heterogeneous, pleiotropic IRDs that affect approximately one in every 4,000 individuals. RP is associated with over 150 gene mutations that affect over 2.0 million individuals worldwide. Currently, there is no cure for RP and over 40% of RP cannot be genetically diagnosed. RP is heterogeneous and varies greatly in age of onset, rate of progression, and even genetic etiology, yet a common pathology of photoreceptor cell degeneration develops.
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
Similar to RP, no or minimal treatment options are available for a large number of other retinal degenerative diseases including dry AMD and LCA. AMD is a degeneration of the macula of the retina that leads to impairment and loss of central vision. AMD is characterized by thickening and loss of normal architecture within the Bruch’s membrane, lipofuscin accumulation in the retinal pigment epithelium ("RPE"), and drusen formation beneath the RPE in the Bruch’s membrane. These deposits consist of complement components, other inflammatory molecules, lipids, lipoproteins B and E, and glycoproteins. Dry AMD involves the slow deterioration of the retina with submacular drusen, atrophy, loss of macular function, and central vision impairment. LCA is a group of IRDs characterized by severe impairment of vision or blindness at birth. LCA is caused by a degeneration and/or dysfunction of photoreceptors in the eye. Luxturna has been approved to treat LCA caused by retinoid isomerohydrolase ("RPE65") gene mutations. No treatment options have been approved by the FDA for LCA caused by mutation in other LCA causing genes.
As a result, there remains a significant unmet medical need for a treatment with application across multiple genetic forms of RP as well as other ocular degenerative diseases, such as dry AMD and LCA.
OCU400 for Inherited Retinal Disorders
OCU400 is our first product candidate being developed with our modifier gene therapy platform. OCU400 is a novel gene therapy product candidate with the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs. OCU400 comprises a functional copy of a NHR gene, NR2E3, delivered to target cells in the retina using an AAV vector that has the potential to be used as a gene therapeutic not only for the treatment of retinal diseases associated with mutations in genes such as NR2E3, RHO, CEP290, and PDE6ß, but also other gene mutations associated with IRDs, including RP and LCA. As a potent modifier gene, expression of NR2E3 within the retina may help reset retinal homeostasis, potentially stabilizing cells and rescuing photoreceptor degeneration. OCU400 has received four ODDs from the FDA for the treatment of the following disease genotypes: NR2E3, RHO, CEP290, and PDE6ß mutation-associated inherited retinal degenerations. OCU400 additionally received OMPD from the European Commission, based on the recommendation of the EMA, for RP and LCA in February 2021, which we believe further supports the potential broad spectrum application of OCU400 to treat many IRDs.
We completed the preclinical studies in multiple animal models of RP using the mouse NHR gene, Nr2e3. In five unique mouse models of RP, treatment with the AAV-NR2E3 gene by subretinal injection effectively prevented the further development of multiple genetically diverse IRDs by protecting photoreceptors from further damage after disease onset. We have completed pilot toxicology studies in the large animal model and have started Good Laboratory Practice ("GLP") toxicology studies and non-GLP biodistribution studies. We have also successfully completed current Good Clinical Practice ("GCP") manufacturing at commercial scale (200 liters) for Phase 1/2a clinical supplies. After the completion of GLP toxicology studies, we are planning to file the IND application to initiate Phase 1/2a clinical trials.
OCU410 for the Treatment of Dry AMD
OCU410 is being developed for the treatment of dry AMD and is our second product candidate using a second candidate gene from our modifier gene therapy platform. OCU410 utilizes an AAV vector for the retinal delivery of the RORA gene. Various genes with AMD are regulated by RORA, which plays a role in numerous indications including the pathology of dry AMD. The RORA protein plays an important role in lipid metabolism and demonstrated an anti-inflammatory role, which we believe could be a potential therapeutic candidate for dry AMD. OCU410 is currently in preclinical development.
NOVEL BIOLOGIC PRODUCT CANDIDATE FOR RETINAL DISEASES
OCU200 is our novel biologic product candidate in preclinical development. OCU200 is a novel fusion protein designed to treat DR, DME, and wet AMD. We had a pre-IND meeting with the FDA in November 2020 and received guidance on IND-enabling preclinical studies to support the anticipated Phase 1/2a clinical trial. We expect to initiate IND-enabling preclinical studies for OCU200 in 2021. We plan to initiate a Phase 1/2a clinical trial for OCU200 in 2022.

Overview of DR and DME
DR is a complication from diabetes arising from the over-accumulation of glucose, which can block blood vessels in the retina and cut off the blood supply, leading to damage to the blood vessels in the retina. DR is classified as two subtypes: non-proliferative DR and proliferative DR. Non-proliferative DR is the early stage in which blood vessels are not able to grow, blood vessel walls weaken, and nerve fibers in the retina may swell. Proliferative DR is the advanced stage in which damaged blood vessels are closed off, leading to growth of new abnormal blood vessels in the retina. This growth of new abnormal blood vessels in the retina can lead to scar tissue, which can result in the detachment of the retina from the back of the eye.
Complications from DR could lead to DME. In DME, bulges can protrude from the vessel walls, leading to the leakage of fluid and blood into the retina. This leakage results in swelling, or “edema,” in the central part of the retina, the macula, which is the region primarily responsible for central and color vision. DME may occur at any stage of DR, but is more likely to occur later in the disease progression. DME is the most common reason for vision loss for patients with DR.
DR and DME are the most common vision-threatening diseases occurring in diabetic patients. Approximately 7.7 million people are affected with DR and approximately 0.7 million with DME in the United States. The number of people affected by DR and DME is expected to increase as the number of diabetic patients increases, due to poor disease management and lifestyle-related changes.
Currently there are limited treatment options available for DR and DME patients and a significant unmet need for the development of safe and effective therapies. Current first-line treatments for DR and DME include laser photocoagulation, use of anti-vascular endothelial growth factor ("VEGF") therapy, and corticosteroids which are sub-optimally active in these patients. Anti-VEGF therapy and corticosteroids do not work effectively in approximately 50% of patients.
Additionally, current therapies target only one pathway associated with DR and DME, either angiogenesis (development of new blood vessels) with anti-VEGF therapy or inflammation in case of corticosteroid therapy. The development of a therapeutic which targets multiple causative pathways of DR and DME, such as angiogenesis, oxidation, and inflammation, would offer the best treatment option for all of these patients. We believe that OCU200 possesses unique characteristics to target these pathways and has the potential to offer better treatment options for all patients.
Overview of Wet AMD
OCU200 also has the potential to represent a superior treatment option for patients suffering from wet AMD. Most AMD cases begin as dry AMD and may progress towards the advanced “wet” form, which is characterized by penetration of abnormal blood vessels in the retina that leak blood and proteins. The result can be irreversible damage to photoreceptor cells and rapid, severe vision loss, particularly in the center of the field of vision, causing significant function impairment. If left untreated, neovascularization in wet AMD patients typically results in significant vision loss and the formation of a scar under the macular region of the retina. Wet AMD accounts for 90% of all AMD-related blindness.
Wet AMD is a leading cause of blindness in people over the age of 55 in the United States and the European Union. The incidence of wet AMD increases substantially with age, and we expect that the number of cases of wet AMD will increase with the growth of the elderly population in the United States. It has been estimated that approximately 11.0 million patients in the United States have some form of AMD of which, approximately 1.1 million, or 10%, suffer from wet AMD. Approximately 200,000 new cases of wet AMD are diagnosed each year in the United States.
Current therapies for wet AMD focus on reducing neovascularization through the inhibition of a single key regulator, VEGF. Current FDA approved therapeutics for wet AMD include intravitreal injection of either Lucentis or Eylea, which target VEGF. Bevacizumab (Avastin), the parent antibody from which ranibizumab was derived, is also used as an off-label treatment. Though these products have been effective in mitigating the disease symptoms, they have substantial limitations as demonstrated in clinical studies. For example, a significant percentage of patients do not respond to therapy and experience continuous deterioration of their vision. Additionally, the long-term, repeated dosing of anti-VEGF therapy results in reduced effectiveness and approximately 30-50% patients continue to show fluid persistence in the subretinal space, even after one to two years of treatment.
Given the above limitations of these existing treatments, we believe that a substantial unmet medical need still exists for the treatment of DR, DME, and wet AMD.

OCU200 for the Treatment of DR, DME, and Wet AMD
OCU200 is being developed to treat severely sight-threatening diseases like DR, DME, and wet AMD. Patients affected by these diseases share common symptoms, such as blurriness in vision and progressive vision loss through disease progression. The formation of fragile and leaky new abnormal blood vessels leads to fluid accumulation in and around the retina, causing vision damage.
OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin, that are already present normally in retinal tissues. OCU200 possesses unique features which enable it to efficiently target leaky blood vessels, regress the existing abnormal blood vessels, and inhibit the growth of new blood vessels in the retina and choroid. Tumstatin, which acts as an anti-VEGF, anti-inflammatory, and anti-oxidative agent, is the active component of OCU200. It binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin facilitates the targeted delivery of tumstatin into the retina and choroid and potentially helps increase the interaction between tumstatin and integrin receptors. OCU200 is designed to address the limitations of current therapies by targeting multiple mechanisms associated with ocular neovascularization and inflammation specifically focusing on non-responders to currently available treatment options.
OCU200 demonstrated efficacy in an in-vitro cell culture model where it inhibited new vessel formation. In an animal model for DME and DR (oxygen-induced retinopathy in mice), OCU200 demonstrated comparable efficacy at a significantly lower dose (10 micrograms per eye) compared to existing approved therapy (Eylea, 20 micrograms per eye) in preventing disease manifestation and progression (Figure 11). In animal models for wet AMD (laser induced choroidal neovascularization in mice and rats), OCU200 demonstrated comparable or slightly better activity compared to anti-VEGF control groups in preventing the formation and growth of new leaky blood vessels and subsequent disease symptoms (Figure 11).
Figure 11 OCU200 Demonstrated Efficacy in Animal Models for DR, DME, and Wet AMD.
COMPETITION
The biopharmaceutical industry is characterized by rapidly advancing technologies as well as a strong emphasis on intellectual property leading to a highly competitive environment for the development and commercialization of new vaccines and therapeutic products. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. We face competition from many different sources, including from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
We face, and will continue to face, intense competition from companies as well as institutions pursing research and development of vaccines, technologies, drugs, or other therapies that would compete with COVAXIN, if authorized and approved in the United States. Our competitors may develop vaccines or effective therapies or other treatment for COVID-19 more rapidly or more effectively than us. The competitive landscape of potential COVID-19 vaccines and therapies has been rapidly developing since the beginning of the COVID-19 pandemic, with several hundreds of companies claiming to be investigating possible candidates and more than 5,000 studies registered worldwide as investigating COVID-19. We are aware of several competitors developing late-stage COVID-19 vaccines, including Pfizer Inc./BioNTech SE, Moderna, Inc., AstraZeneca PLC, Johnson & Johnson/Janssen Biotech, Inc., and Novavax, Inc. Vaccines developed by Pfizer Inc./BioNTech SE, Moderna, Inc., and Johnson & Johnson/Janssen Biotech have already been granted EUAs by the FDA. We are also aware of others pharmaceutical companies that are working on inactivated virus-based COVID-19 vaccines. Furthermore, the FDA has authorized and many companies are developing therapeutics to treat COVID-19.
The development and commercialization of new therapeutic products is also highly competitive. We are aware of several companies focusing on gene therapies for various ophthalmic indications, including Adverum Biotechnologies, Inc., Applied Genetic Technologies Corporation, MeiraGTx Holdings plc, IVERIC bio, Inc., REGENXBIO Inc., ProQR Therapeutics N.V., Generation Bio Co, Greybug Vision, Inc., and Spark Therapeutics, Inc. (acquired by the Roche Group in 2019). Spark Therapeutics' product Luxturna, which is currently the only gene therapy approved for an IRD in the United States, addresses only one out of at least 150 known mutations of the RPE65 gene. Companies that may compete with our OCU200 product candidate include the Roche Group, Regeneron Pharmaceuticals, Inc., Novartis AG, and Kodiak Sciences Inc. The Roche Group, Regeneron Pharmaceuticals, Inc., and Novartis AG have marketed anti-VEGF products.
Many of our competitors, either alone or with strategic partners, may have significantly greater financial resources to support research and development, manufacturing, preclinical testing, and clinical trials, as well as regulatory and marketing efforts. These organizations also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, patient registration for clinical trials, and in acquiring technologies necessary for our programs. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.
MANUFACTURING
We utilize our in-house expertise and know-how to develop and scale up the manufacturing processes before these processes are transferred to third-party contract manufacturers and testing labs to understand and establish controls of critical process parameters and critical quality attributes. We also have personnel with deep product development experience who actively manage the third-party contract manufacturers producing products that are in our development and commercialization pipeline. In addition, our strategic partners CanSinoBIO and Bharat Biotech have state-of-the-art facilities with significant expertise in manufacturing.
Clinical and Commercial Supply of COVAXIN
In February 2021, we entered into the Covaxin Agreement with Bharat Biotech, pursuant to which we will be responsible for the manufacture of COVAXIN for the Ocugen Covaxin Territory. Bharat Biotech has agreed to provide to us all pre-clinical and clinical data, and to transfer to us certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the Ocugen Covaxin Territory, including pursuant to any EUA for the Ocugen Covaxin Territory approved by the FDA. In certain circumstances set forth in the Covaxin Agreement, and until we are capable and primarily responsible for the manufacture and supply of COVAXIN for the Ocugen Covaxin Territory, Bharat Biotech has the exclusive right to manufacture COVAXIN for the Ocugen Covaxin Territory and is responsible for manufacturing and supplying clinical testing materials required for our development activities, and all of our requirements of commercial quantities of COVAXIN.
Bharat Biotech has agreed to provide a specified minimum number of doses in calendar year 2021. We and Bharat Biotech will enter into supply agreements setting forth the terms of such supply. We are currently evaluating manufacturing opportunities for COVAXIN in anticipation of the technology transfer from Bharat Biotech. We are in active discussions with manufacturers in the United States to produce a significant number of doses of COVAXIN to support commercialization of the vaccine in the United States, if authorized or approved. For more information, see “—License and Development Agreements—Covaxin Agreement” and see Note 16 in the notes to the consolidated financial statements included in this report.
Clinical Supply of OCU400
In September 2019, we entered into a co-development and commercialization agreement (the “CanSinoBIO Agreement”) with CanSinoBIO with respect to the development and commercialization of the gene therapy product candidate, OCU400, with respect to certain disease indications (the “OCU400 Field”). The CanSinoBIO Agreement also grants CanSinoBIO an exclusive option (the “Option”) to obtain a non-exclusive license from us to manufacture Products (defined below) in the OCU400 Field in the CanSinoBIO Territory (defined below) for commercial sale by us or our affiliates in the Ocugen OCU400 Territory (defined below) but not including the United States, subject to the terms of a supply agreement to be negotiated by us and CanSinoBIO upon CanSinoBIO’s exercise of the Option. CanSinoBIO will have an exclusive license under our intellectual property and intellectual property jointly developed by CanSinoBIO and us (the “Joint IP”) to develop, manufacture, and commercialize products containing OCU400 (“Products”) in the OCU400 Field in and for China, Hong Kong, Macau, and Taiwan (the “CanSinoBIO Territory”) and we will maintain exclusive development, manufacturing, and commercialization rights under our intellectual property and have an exclusive license under the Joint IP with respect to Products in the OCU400 Field in and for any global location outside the CanSinoBIO Territory (the “Ocugen OCU400 Territory”). CanSinoBIO will be responsible for all costs for CMC development and manufacture of clinical supplies of OCU400 for all territories. CanSinoBIO will be solely responsible for all costs and expenses of its development activities in the CanSinoBIO Territory and we will be responsible for all costs and expenses of our development activities in the Ocugen OCU400 Territory. CanSinoBIO will pay us an annual royalty between mid-to-high single digits based on net sales of Products in the CanSinoBIO Territory, and we will pay to CanSinoBIO an annual royalty between low-to-mid single digits based on net sales of Products in the Ocugen OCU400 Territory. See Note 4 in the notes to the consolidated financial statements included in this report for additional information.
Clinical Supply of OCU200
In October 2020, we entered into a manufacturing agreement with a contract manufacturing organization for the manufacture of OCU200, our novel biologics product candidate for the treatment of DME, DR, and wet AMD. Under the manufacturing agreement, our manufacturer will manage all CMC and clinical manufacturing activities as well as provide supplies for IND-enabling preclinical studies and our planned Phase 1/2a clinical trials.
LICENSE AND DEVELOPMENT AGREEMENTS
We are party to license agreements under which we license or co-own patents, patent applications, technical information, and other intellectual property for our product candidates: COVAXIN, OCU400, OCU410, and OCU200. Certain diligence and financial obligations are tied to these agreements. We consider the following agreements to be material to our business.
Covaxin Agreement
In February 2021, we entered into the Covaxin Agreement with Bharat Biotech to co-develop COVAXIN, a whole-virion inactivated COVID-19 vaccine being developed to prevent COVID-19 infection, for the U.S. market.
Pursuant to the Covaxin Agreement, we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN, a whole-virion inactivated vaccine candidate, for the prevention of COVID-19 in humans in the Ocugen Covaxin Territory. In consideration of the license and other rights granted by Bharat Biotech to us, we and Bharat Biotech agreed to share any profits generated from the commercialization of COVAXIN in the Ocugen Covaxin Territory, with us retaining 45% of such profits, and Bharat Biotech receiving the balance of such profits.
Under the Covaxin Agreement, we and Bharat Biotech will collaborate to develop COVAXIN for our respective territories. Except with respect to U.S. manufacturing under certain circumstances as described below, we have the exclusive right and are solely responsible for researching, developing, manufacturing, and commercializing COVAXIN for the Ocugen Covaxin Territory. Bharat Biotech has the exclusive right and is solely responsible for researching, developing, manufacturing, and commercializing COVAXIN outside of the Ocugen Covaxin Territory.
Bharat Biotech has agreed to provide to us all pre-clinical and clinical data, and to transfer to us certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the Ocugen Covaxin Territory, including pursuant to any EUA for the Ocugen Covaxin Territory approved by the FDA. Bharat Biotech has agreed to manufacture our supply of COVAXIN pending completion of a technology transfer described in the Covaxin Agreement and has agreed to provide a specified minimum number of doses in calendar year 2021. For more information, see “—Manufacturing—Clinical and Commercial Supply of COVAXIN” and see Note 16 in the notes to the consolidated financial statements included in this report.
License Agreement with The Schepens Eye Research Institute, Inc.
In December 2017, we entered into an exclusive license agreement with SERI, which was amended in January 2021 (as so amended the "SERI Agreement"). The SERI Agreement gives us an exclusive, worldwide, sublicensable license to patent rights, biological materials and technical information for NHR genes NR1D1, NR2E3 (OCU400), RORA (OCU410), Nuclear Protein 1, Transcriptional Regulator ("NUPR1"), and Nuclear Receptor Subfamily 2 Group C Member 1 ("NR2C1"). The January 2021 amendment to the SERI Agreement additionally grants us rights in co-owned intellectual property pursuant certain patent applications and provisional patent applications. Under the SERI Agreement, we may make, have made, use, offer to sell, sell, and import licensed products. Under this agreement, we must use commercially reasonable efforts to bring one or more licensed products to market as soon as reasonably practicable.
We have made payments of $0.2 million to SERI pursuant to the terms of the SERI Agreement since the SERI Agreement inception. The SERI Agreement requires us to pay licensing fees for patent rights granted, an annual license maintenance fee, payment of certain regulatory and commercial milestones in the aggregate amount of $16.1 million, and low single-digit percentage royalties on annual net sales of products that fall under the licensed patent rights.
SERI maintains control of patent preparation, filing, prosecution, and maintenance. We are responsible for SERI’s out-of-pocket expenses related to the filing, prosecution, and maintenance of the licensed patent rights. In the event that SERI decides to discontinue the prosecution or maintenance of the licensed patent rights, we have the right, but not the obligation, to file for, or continue to prosecute, maintain, or enforce such licensed patent rights. See Note 4 in the notes to the consolidated financial statements included in this report for additional information.
License Agreement with University of Colorado
In March 2014, we entered into an exclusive license agreement with CU, which was amended in January 2017 and clarified by a letter of understanding in November 2017 (as so amended and clarified, the “CU Agreement”). The CU Agreement gives us an exclusive, worldwide, sublicensable license to patents for OCU200 to make, have made, use, import, offer to sell, sell, have sold, and practice the licensed products in all therapeutic applications. Under the CU Agreement, we must use commercially reasonable efforts to develop, manufacture, sublicense, market, and sell the licensed products. Under the agreement, we have assumed primary responsibility for preparing, filing, and prosecuting broad patent claims for OCU200 for CU's benefit. Further, we have assumed primary responsibility for all patent activities, including all costs associated with the perfection and maintenance of the patents for OCU200.
We have made payments of $0.1 million to CU and issued 0.1 million shares of common stock to CU since the CU Agreement's inception pursuant to the terms of the CU Agreement. The CU Agreement requires the payment for certain regulatory milestones aggregating to $1.5 million, an annual minimum payment beginning the third year after the effective date, low single-digit percentage earned royalties on net sales, and royalties in the mid-teens on sublicense income of OCU200. See Note 4 in the notes to the consolidated financial statements included in this report for additional information.
INTELLECTUAL PROPERTY
We have applied, obtained, and licensed patent protection for our product candidates. We intend to maintain and defend our intellectual property rights to protect our technology, inventions, processes, and improvements that are commercially important to the development of our business. There is no guarantee that any of our current or future intellectual property will advance the commercial success of our product candidates. There is also no guarantee patents will be issued or registered for any pending patent applications or patent applications that we may file in the future. Our commercial success also depends in part on our non-infringement of the patents and proprietary rights of third parties.
As of March 1, 2021, our patent portfolio included a total of eight issued patents in the United States, 37 issued or registered patents in foreign countries, three pending patent applications in the United States, and nine pending patent applications in foreign countries. Our issued or registered patents and pending patent applications include those licensed from SERI and CU. Certain pending patent applications cover multiple of our product candidates. Our intellectual property includes compositions of matter, methods of use, product candidates, and other proprietary technology. As of March 1, 2021, we had exclusive rights or owned rights to: (i) one issued U.S. patent, two pending U.S. patent applications, and four pending foreign patent applications related to OCU400; (ii) two pending U.S patent applications and four pending foreign patent applications related to OCU410; and (iii) one issued U.S. patent, 24 issued or registered foreign patents, one pending U.S. patent application, and six pending foreign patent applications related to OCU200. In February 2021, we entered into the Covaxin Agreement with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN, a whole-virion inactivated vaccine candidate, for the prevention of COVID-19 in the Ocugen Covaxin Territory. In some instances, we may need to license additional patents and trade secrets to commercialize our product candidates in certain territories.

In addition to patents, we may rely, in some circumstances, on trade secrets to protect our technology. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, by confidentiality and invention assignment agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.
GOVERNMENT REGULATION AND PRODUCT APPROVAL
Government authorities in the United States, at the federal, state, and local level, and in other countries, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, import, and export of biopharmaceutical and drug products such as those we are developing. In addition, labelers of biopharmaceutical and drug products (the entity owning the National Drug Code listed for a product) participating in Medicaid and Medicare are required to comply with mandatory price reporting, discount, rebate, and other requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.
FDA Regulation
In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. In addition to the FDCA and its implementing regulations, biologic products are regulated under the Public Health Service Act (“PHSA”) and its implementing regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s GLP regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin at U.S. clinical trial sites;
•approval by an Institutional Review Board (“IRB”) for each clinical site, or centrally, before each trial may be initiated;
•adequate and well-controlled human clinical trials to establish the safety and efficacy, in the case of a drug product candidate, or safety, purity, and potency, in the case of a biologic product candidate for its intended use, performed in accordance with GCPs;
•development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;
•submission to the FDA of a New Drug Application ("NDA"), in the case of a drug product candidate, or BLA, in the case of a biologic product candidate;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with current GMPs, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutics’ identity, strength, quality, purity, and potency as well as satisfactory completion of an FDA inspection of selected clinical sites, selected clinical investigators to determine GCP compliance; and payment of user fees; and
•FDA review and approval of the NDA or BLA to permit commercial marketing for particular indications for use.
Preclinical Studies and IND Submission
The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with the FDA’s GLPs. Prior to commencing the first clinical trial at a U.S. investigational site with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols among other things, to the FDA as part of an IND.

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
Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the National Institutes of Health ("NIH") for public dissemination on their clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests.
The manufacture of investigational drugs and biologics for the conduct of human clinical trials is subject to current GMP requirements. Investigational drugs and biologics and active ingredients and therapeutic substances imported into the United States are also subject to regulation by the FDA. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the receiving country, as well as U.S. export requirements under the FDCA.
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
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with current GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, manufacturers must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
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
Marketing Application Submission, Review by the FDA, and Marketing Approval
Assuming successful completion of the required clinical and preclinical testing, the results of product development, including CMC, non-clinical studies, and clinical trial results, including negative or ambiguous results, as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of an NDA, in the case of a drug, or BLA, in the case of a biologic, requesting approval to market the product for one or more indications. In most cases, the submission of a marketing application is subject to a substantial application user fee. These user fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in certain circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application. Product candidates that are designated as orphan products, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication.
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
Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA has set the review goal of completing its review of 90% of all applications for new molecular entities within 10 months of the 60-day filing date. The FDA also has the review goal of completing its review of 90% of non-new molecular entity marketing applications within 10 months of the agency’s receipt of the application. These review goals are referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the sponsor otherwise provides substantial additional information or clarification regarding the submission.

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
The FDA reviews applications to determine, among other things, whether a product candidate meets the agency’s approval standards and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a marketing application, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with current GMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a marketing application the FDA will inspect one or more clinical trial sites to assure compliance with GCPs.
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
Even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.
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
Emergency Use Authorization
The speed at which all parties are moving to create, test, and obtain authorization or approval of a vaccine for COVID-19 in the United States is highly unusual, and evolving or changing plans or priorities at the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory pathway and timeline for COVAXIN authorization or approval in the United States. COVAXIN was granted approval for emergency use in India. A Phase 3 clinical trial is ongoing in India. The FDA may not accept data from the studies conducted with COVAXIN at clinical trial sites in India and may require us to conduct clinical studies in the United States before considering an application for an EUA. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s analysis of any clinical data may differ from our interpretation and the FDA may require that we conduct additional analysis or trials.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an EUA for COVAXIN in the United States, we would be able to commercialize COVAXIN without FDA approval. The EUA is only effective for the duration of the COVID-19 public health emergency. The FDA may revoke or terminate the EUA sooner if, for example, we fail to comply with the conditions of authorization or other terms of the EUA or our vaccine is determined to be less effective or safe than it was initially believed to be. We cannot predict how long, if ever, an EUA would remain in place.
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
Orphan Products
The Orphan Drug Act provides incentives for the development of products for rare diseases or conditions. Specifically, sponsors may apply for and receive ODD if a product candidate is intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States, or affecting more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States will be recovered from U.S. sales. ODD must be requested before submitting an NDA or BLA. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain ODD if there is a product already approved by the FDA that is considered by the FDA to be the same as the already approved product and is intended for the same indication. This hypothesis must be demonstrated to obtain orphan exclusivity. If granted, prior to product approval, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and certain user-fee waivers. The tax advantages, however, were limited in the 2017 Tax Cuts and Jobs Act. In addition, if a product candidate receives FDA approval for the indication for which it has ODD, the product is generally entitled to orphan exclusivity, which means the FDA may not approve any other application to market the same product for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. After the FDA grants ODD, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA ODD is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with Orphan Drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of ODD are tax credits for certain research activities and a waiver of the NDA or BLA application user fee.
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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. If Fast Track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an application before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. Whether the FDA is able to commence its review of portions of an application, however, before receipt of the complete submission, depends on a number of factors. In some cases, a Fast Track product may be eligible for accelerated approval or priority review.
The FDA may give a priority review designation to product candidates that are intended to treat serious conditions and, if approved, would provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of the serious condition. A priority review means that the goal for the FDA is to review an application within six months, rather than the standard review of 10 months under current PDUFA guidelines.
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
After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual program user fee requirements for approved products, excluding orphan products. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with current GMP and other requirements. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current GMPs. Regulatory authorities may undertake regulatory enforcement action, withdraw product approvals, require label modifications, or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
Changes to the manufacturing process are strictly regulated and often require prior FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from current GMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain current GMP compliance.
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
In addition, the distribution of prescription biopharmaceutical samples is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of samples at the federal level. Both the PDMA and state laws limit the distribution of prescription biopharmaceutical product samples and impose requirements to ensure accountability in distribution. Free trial or starter prescriptions provided through pharmacies are also subject to regulations under the Medicaid Drug Rebate Program and potential liability under anti-kickback and false claims laws.
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
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license or approval suspension or revocation, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government contracts, refusal of orders under existing government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, civil or criminal penalties including fines and imprisonment, and adverse publicity, among other adverse consequences.
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
After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of the product to the FDA together with a release protocol showing the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer.
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
Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations
Our business activities, including but not limited to, research, marketing, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare and Medicaid Services (“CMS”) and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below, as well as state and federal consumer protection and unfair competition laws. Moreover, to the extent that we license the right to sell our product candidates, if approved, to another entity under that entity’s labeler code, the licensee would have regulatory responsibilities, including healthcare, reimbursement, pricing, and reporting regulatory responsibilities.
The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term “remuneration” has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical industry members on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of a federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act of 2010, as amended (the “ACA”), modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil FCA.
The federal civil FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil FCA has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average

Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payors have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA actions may be brought by the government or may be brought by private individuals on behalf of the government, called “qui tam” actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, since 2004, FCA lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil FCA liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction or civil judgment for violating the FCA may result in exclusion from federal health care programs, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.
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
Payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires the product’s labeler to submit certified pricing information to CMS. The Medicaid Drug Rebate statute requires labelers, as a condition of payment by Medicaid, to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics, to pay quarterly rebates on prescriptions paid by Medicaid, and to provide a discount based on the Medicaid rebate percentage to certain hospitals and clinics under the 340B program. For most therapeutics paid under Medicare Part B, labelers must also calculate and report their Average Sales Price ("ASP"), which is used to determine the Medicare Part B payment rate. In addition, therapeutics covered by Medicaid are subject to an additional inflation penalty which can substantially increase rebate payments. For products approved under a BLA (including biosimilars) or an NDA, the Veterans Health Care Act (“VHCA”) requires labelers, as a condition of payment by Medicaid, to calculate and report to the Veterans Administration (“VA”) a different price called the Non-Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price ("FCP"). Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense statute and regulation requires labelers to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program, the health care program for military personnel, retirees, and related beneficiaries. All of these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.
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
Recently, states have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases, typically as consumer protection laws. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.
If our operations are found to be in violation of any of the laws or regulations described above or any other applicable laws, we may be subject to penalties or other enforcement actions, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Enforcement actions can be brought by federal or state governments, or as “qui tam” actions brought by individual whistleblowers in the name of the government under the civil FCA if the violations are alleged to have caused the government to pay a false or fraudulent claim.
To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
Coverage and Reimbursement
The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, and other third-party payors provide coverage for and establish adequate reimbursement levels for our product candidates. Government authorities, private health insurers, and other organizations generally decide which therapeutics they will pay for and establish reimbursement levels for healthcare. Medicare is a federally funded program managed by CMS through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program, including supplemental rebate programs that restrict coverage to therapeutics on the state Preferred Drug List. Similarly, government laws and regulations establish the parameters for coverage of prescription therapeutics by health plans participating in state exchanges and TRICARE. Some states have also created pharmacy assistance programs for individuals who do not qualify for federal programs. In the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government provides reimbursement through the Medicare or Medicaid programs for such products and services.
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
Federal programs also impose price controls through mandatory ceiling prices on purchases by federal agencies and federally funded hospitals and clinics and mandatory rebates on retail pharmacy prescriptions paid by Medicaid and TRICARE. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government programs may result in lower reimbursement for our product candidates or exclusion of our product candidates from coverage. In addition, government programs like Medicaid include substantial penalties for increasing commercial prices over the rate of inflation which can affect realization and return on investment.
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
Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, biopharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third-party payors.
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
Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved or that significant price concessions will not be required to avoid restrictive conditions. High health plan co-payment requirements may result in patients refusing prescriptions or seeking alternative therapies. Additionally, where a new indication has been approved for a drug previously approved under a different NDA or BLA, health plans may cover off-label use of the original drug, even if it cannot be marketed for the new indication. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in therapeutic development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.
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
Moreover, the ACA broadened access to health insurance, attempts to reduce or constrain the growth of healthcare spending, enhanced remedies against fraud and abuse, added new transparency requirements for healthcare and health insurance industries, imposed new taxes and fees on the health care industry, and imposed additional health policy reforms. The law expanded the eligibility criteria and mandatory eligibility categories for Medicaid programs, thereby potentially increasing both the volume of sales and labelers’ Medicaid rebate liability. The law also expanded the 340B discount program that mandates discounts to certain hospitals, community centers, and other qualifying providers, by expanding the categories of entities eligible to purchase under the program, although, with the exception of children’s hospitals, these newly eligible entities are ineligible to receive discounted 340B pricing on orphan therapeutics used to treat an orphan disease or condition. The ACA revised the definition of “average manufacturer price ("AMP")” for reporting purposes, which generally increased the amount of Medicaid rebates to states and created a separate AMP for certain categories of therapeutics provided in non-retail outpatient settings. The law additionally extended labeler’s Medicaid rebate liability to covered therapeutics dispensed to patients enrolled in Medicaid managed care organizations and increased the statutory minimum rebates a labeler must pay under the Medicaid Drug Rebate program. The revisions to the AMP definition and Medicaid rebate formula can have the further effect of increasing the required 340B discounts. Further, the ACA requires labelers of therapeutics, to pay 50% of the pharmacy charge to Medicare Part D patients while they are in the coverage gap, and this percentage was increased to 70% by the Bipartisan Budget Act of 2018. Finally, the ACA imposes a significant annual fee on companies that manufacture or import branded prescription therapeutic products. Substantial new provisions affecting compliance have also been enacted through the ACA and otherwise, including the reporting of therapeutic sample distribution, which may require us to modify our business practices with healthcare practitioners. Although the ACA was amended to repeal the individual insurance mandate, and efforts to repeal and replace portions of the law continue, it is likely that pressure on biopharmaceutical pricing, especially under the Medicare program, will continue, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

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
In 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 2016, among other things, extended labeler rebate obligations to U.S. territories, revised the manner in which the AMP is calculated by labelers participating in the program, and implements certain amendments to the Medicaid rebate statute created under the ACA. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these laws, as well as other new laws and reform measures that may be proposed and adopted in the future remains uncertain, but may result in additional reductions in Medicare and other health care funding, or higher production costs which could have a material adverse effect on our customers and, accordingly, our financial operations.
There have been several U.S. Congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing and deter price increases, review the relationship between pricing and sponsor patient programs, and reform government program reimbursement methodologies for drugs. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. Presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.
EMPLOYEES
Investing in, developing, and maintaining human capital is critical to our success. We have 15 full-time employees as of March 1, 2021. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
CORPORATE INFORMATION
We were originally incorporated as a Massachusetts corporation in 2000 under the name Histogenics Corporation. In 2006, we underwent a corporate reorganization pursuant to which we were reincorporated as a Delaware corporation. On September 27, 2019, we completed a reverse merger (the "Merger") with Ocugen OpCo, Inc. ("OpCo") in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 5, 2019, by and among OpCo, Restore Merger Sub, Inc., our wholly owned subsidiary ("Merger Sub"), and us, as amended, pursuant to which Merger Sub merged with and into OpCo, with OpCo surviving as our wholly owned subsidiary. Immediately after completion of the Merger, we changed our name to Ocugen, Inc and the business previously conducted by OpCo became the business conducted by us. Our common stock trades on The Nasdaq Capital Market (“Nasdaq”) under the symbol “OCGN.”
Our principal offices are located at 263 Great Valley Parkway, Malvern, Pennsylvania 19355, and our telephone number is (484) 328-4701. Our website address is www.ocugen.com. Our website and the information contained on, or that can be accessed through, our website shall not be deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to purchase our common stock.
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
Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge at our website, www.ocugen.com, as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.
Our code of ethics, other corporate policies and procedures, and the charters of our Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee are available through our website at www.ocugen.com.

Item 1A.    Risk Factors.
Risk Factors Summary
•Investing in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks and uncertainties described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:
•We have incurred significant losses from operations and negative cash flows from operations since our inception and may continue to incur net losses over the next several years.
•We may need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•We are substantially dependent on the success of our product candidates and we cannot guarantee that our product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.
•The ongoing COVID-19 pandemic and actions taken in response to it may result in disruptions to our business operations.
•Our product candidates generated from our modifier gene therapy platform are based on a novel technology and face an uncertain regulatory environment, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
•COVAXIN, the COVID-19 vaccine candidate that is the subject of our Covaxin Agreement with Bharat Biotech, is being evaluated by Bharat Biotech in a Phase 3 clinical trial in India and the regulatory path in the United States is currently being evaluated. We may be unable to successfully produce and commercialize a vaccine that effectively and safely treats the virus in a timely manner, if at all, and ultimately may be unable to obtain EUA or BLA approval in the United States.
•The regulatory pathway for COVAXIN is continually evolving, and may result in unexpected or unforeseen challenges.
•If we experience delays or difficulties in the enrollment of patients in clinical trials, our completion of clinical trials and receipt of necessary regulatory approvals could be delayed or prevented.
•We may expend our limited resources to pursue a particular candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•We have no prior experience in the marketing, sale, and distribution of pharmaceutical products and there can be no assurance that our products, if approved, will be successfully commercialized.
•We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations.
•We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and any future clinical trials we may initiate, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
•If the manufacturers upon whom we rely fail to produce our product candidates or components pursuant to the terms of contractual arrangements with us or fail to comply with stringent regulations applicable to biologic and pharmaceutical manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates and may lose potential revenues.
•We may seek to collaborate with third parties for the development or commercialization of our product candidates and we may not be successful in establishing or maintaining collaborative relationships, any of which could adversely affect our ability to develop and commercialize our product candidates.
•We may be unable to obtain and maintain patent protection for our technology and product candidates, or the scope of the patent protection obtained may not be sufficiently broad or enforceable, such that our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.
•Certain aspects of our product candidates are protected by patents exclusively licensed from other companies or institutions and if these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents or licenses thereto, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.

•We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming, and unsuccessful.
•We have used almost all of our unreserved, authorized shares.
•Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
•Raising additional funding may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•The trading price of the shares of our common stock could be highly volatile, and purchasers of the common stock could incur substantial losses.
•If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

Risks Related to Our Financial Position and Capital Requirements
We have incurred significant losses from operations and negative cash flows from operations since our inception. We may incur losses over the next several years and may never achieve or maintain profitability.
Since inception, we have incurred significant net losses and may continue to incur net losses in the future. We have not generated significant revenue to date and have funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. We incurred net losses of approximately $21.8 million for the year ended December 31, 2020, and $20.2 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $73.3 million and a cash, cash equivalents, and restricted cash balance of $24.2 million.
To date, we have not commercialized any products or generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, if any, of our current or future product candidates, if authorized or approved, we may never attain profitability in the future. To date, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical studies. We may continue to incur losses from operations in the next several years as we increase our expenditures in research and development in connection with clinical trials and other development and commercialization activities. Even if we obtain an EUA or regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received such authorization or approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors, and adequate market share for our products in those markets.
We anticipate that our expenses will increase substantially in 2021 as compared to 2020 as we develop, seek an EUA for and potentially commercialize COVAXIN in the United States and prepare to commence human clinical trials with respect to OCU400, OCU410, and OCU200. Our expenses will increase as a result of increased headcount, including management personnel to support our research and development and clinical activities, expanded infrastructure, and increased insurance premiums, among other factors.
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
•establish sales, marketing, and distribution capabilities for our product candidates for which we obtain an EUA or marketing approval;
•scale up our manufacturing processes and capabilities to support our clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain an EUA or marketing approval;
•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing, and commercialization efforts, and our operations as a public company;
•hire additional clinical, quality control, and scientific personnel;
•acquire other companies, products, product candidates, or technologies, or in-license the rights to other products, product candidates, or technologies; and
•develop, maintain, expand, and protect our intellectual property portfolio.
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue that is sufficient to achieve profitability unless and until we obtain an EUA or marketing approval for and commercialize one of our product candidates. Our product candidates are in various stages of preclinical and clinical development and it may be several years before we obtain regulatory approval for any candidate, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become profitable or inability to remain profitable would decrease the value of the company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, continue or undertake commercialization efforts, diversify our product offerings or even continue our operations. A decline in the value of the company could also cause you to lose all or part of your investment.
We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is a highly speculative endeavor. Biopharmaceutical product development entails substantial upfront capital expenditures and there is significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, to gain any required regulatory approvals or to become commercially viable. To date, our operations have been limited to organizing and staffing the company, acquiring rights to intellectual property, business planning, raising capital, and developing our product candidates. We have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in a rapidly developing and changing industry, such as the biopharmaceutical industry, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of our products, if authorized or approved, managing a complex regulatory landscape, and developing new product candidates. Our current operating model may require changes in order for us to scale our operations efficiently. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. You should consider our business and prospects in light of the risks and difficulties we face as a company focused on developing products in the fields of biopharmaceuticals and biotechnology.
We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
We expect to devote substantial financial resources to our ongoing and planned product development activities, particularly as we commence development and commercialization activities with respect to COVAXIN in the United States and continue the development of and potentially seek marketing approval for other product candidates, including OCU400, OCU410, OCU200, and any potential future product candidates. As of December 31, 2020, we had cash, cash equivalents, and restricted cash of approximately $24.2 million, and since that date we have received net proceeds of $4.8 million from the sale of our common stock in an at-the-market offering and $21.2 million from the sale of our common stock in a registered direct offering. We believe that our cash, cash equivalents, and restricted cash will enable us to fund our operating expenses and capital expenditure requirements through at least one year from the date the consolidated financial statements included in this report are issued. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.
Conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We cannot predict when we will be able to generate the necessary data or results required to obtain regulatory approval of products with the market potential sufficient to enable us to achieve profitability, if ever. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:
•the progress, costs, and results of any clinical trials for our product candidates, and any clinical activities for regulatory review of our product candidates outside of the United States;
•the costs, timing, and outcome of regulatory review of our preclinical product candidates;
•the costs and timing of process development and manufacturing scale-up activities associated with our product candidates, if we receive, or expect to receive, and EUA or marketing approval;
•the costs of commercialization activities for our product candidates if we receive, or expect to receive, an EUA or marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and outsourced manufacturing capabilities;

•subject to receipt of an EUA or marketing approval, revenue received from commercial sales of our product candidates;
•our ability to establish and maintain strategic collaborations, licensing, or other agreements and the financial terms of such agreements;
•the scope, progress, results, and costs of any additional product candidates that we may derive from our modifier gene therapy platform or any other product candidates that we may develop;
•the extent to which we in-license or acquire rights to other products, product candidates, or technologies; and
•the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against any intellectual property-related claims.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Moreover, adequate additional financing may not be available to us on acceptable terms, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce, or terminate preclinical studies, clinical trials, or other development activities for one or more of our product candidates or delay, limit, reduce, or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.
We may need additional funding in order to enable us to successfully develop COVAXIN, and such funding may not be available on acceptable terms, or at all. The commitment of substantial resources to this program entails additional risks.
We may need additional funding in order to enable us to successfully develop and obtain FDA authorization or approval and have sufficient capacity to manufacture, commercialize, and distribute COVAXIN, if authorized or approved by the FDA. Such funding may not be available on acceptable terms, or at all. Moreover, our commitment of substantial financial resources and personnel to the joint development of a vaccine candidate entails additional risks. In particular, this commitment may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate.
Raising additional capital may cause dilution to stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We expect to raise additional capital through public and private placements of equity and/or debt, payments from potential strategic research and development, sale of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, and other funding from the government. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.
If we raise additional funds through collaborations, strategic alliances, licensing arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. Such arrangements may require us to grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market on our own.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.
As of December 31, 2020, we had incurred indebtedness consisting of (i) $0.4 million of outstanding principal borrowings from Silicon Valley Bank ("SVB") under the Paycheck Protection Program (the "PPP") of the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which matures on April 30, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on either the date the Small Business Administration (the "SBA") compensates SVB for any forgiven amounts or 10 months after the end of our covered period under the PPP, which ended in October 2020 and (ii) $1.5 million of outstanding principal borrowings under a Loan Agreement (the "EB-5 Loan Agreement") with EB5 Life Sciences, L.P. ("EB-5 Life Sciences"), which we are required to repay on the seventh anniversary of the date of the last disbursement under the EB-5 Loan Agreement (unless terminated earlier pursuant to the terms of the EB-5 Loan Agreement). Our obligations under the EB-5 Loan Agreement are secured by substantially all of our assets other than our intellectual property. We could in the future incur additional indebtedness beyond our borrowings under the PPP of the CARES Act and our borrowings under the EB-5 Loan Agreement.

Our existing or future debt could have significant adverse consequences, including:
•requiring us to dedicate a substantial portion of cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts, and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry, and market conditions;
•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing (for instance, the EB-5 Loan Agreement includes restrictive covenants related to, among other things, the disposition of our property, the incurrence by us of any additional indebtedness, and the creation by us of any liens or other encumbrances);
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.
A failure to comply with the covenants under the EB-5 Loan Agreement, including covenants to take or avoid specific actions as set forth above, could result in an event of default and acceleration of amounts due. If an event of default occurs and EB-5 Life Sciences accelerates the amounts due under the EB-5 Loan Agreement, we may not be able to make accelerated payments, and EB-5 Life Sciences could seek to enforce security interests in the collateral securing such indebtedness.
All or a portion of our borrowings under the PPP of the CARES Act may be forgiven by the SBA. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest and we cannot provide any assurance that any amount of our borrowings under the PPP of the CARES Act will ultimately be forgiven by the SBA. If we are unable to obtain forgiveness of all or any portion of our borrowings under the PPP of the CARES Act, our liquidity could be reduced and our business, financial condition, and results of operations may be adversely affected.
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
If we are unable to use carryforward tax losses or benefit from favorable tax legislation to reduce our taxes, our business, results of operations, and financial condition may be adversely affected.
We have incurred significant net operating losses since our inception. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $128.0 million and $126.7 million, respectively. If we are unable to use carryforward tax losses to reduce our future taxable income and liabilities in our business, results of operations, and financial condition may be adversely affected.
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
Recent and any potential future U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
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
Furthermore, it is also possible that there will be technical corrections or other legislation proposed with respect to the tax reform legislation, the effect of which cannot be predicted and may be adverse to us or our stockholders. Further, the new presidential administration in 2021 may result in additional amendments to the Code or reversal of the 2017 changes.
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
Risks Related to Our Business and the Development of Our Product Candidates
We are substantially dependent on the success of our product candidates. We cannot guarantee that our product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.
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
Our product candidates are various stages of development ranging from preclinical development to late-stage clinical development.
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
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of pharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities, which regulations differ from country to country. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials. The outcome of the approval process is inherently uncertain and depends upon numerous factors, including the substantial discretion of the regulatory authorities. This is especially true for rare and/or complicated diseases. Failure can occur at any time during the clinical trial process. We cannot predict if or when we might receive regulatory approvals for any of our product candidates currently under development. Any delay in our obtaining or our failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.
Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by the regulatory authorities. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. The FDA or other similar regulatory authorities may determine that our product candidates are not effective or only moderately effective (e.g., studies may not produce the necessary result on all study endpoints), that our studies failed to reach the necessary level of statistical significance, or that our product candidates have undesirable or unintended side effects, toxicities, or other characteristics that preclude us from obtaining marketing approval or prevent or limit commercial use.
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
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

•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or be lost to follow-up at a higher rate than we anticipate;
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
•changes in marketing approval policies or regulations, or changes in or the enactment of additional statutes or regulations, during the development period rendering our data insufficient to obtain marketing approval and requiring us to conduct additional studies;
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
The failure to comply with FDA and comparable foreign regulatory requirements may, either before or after product approval, if any, subject us to administrative or judicially imposed sanctions, including:
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•restrictions on our products, manufacturers, or manufacturing process;

•warning letters, Form 483s, or untitled letters alleging violations;
•civil and criminal penalties;
•injunctions;
•suspension or withdrawal of regulatory approvals;
•product seizures, detentions, or import bans;
•voluntary or mandatory product recalls and publicity requirements;
•total or partial suspension of production;
•imposition of restrictions on operations, including costly new manufacturing requirements; and
•refusal to approve pending marketing applications or supplements to approved marketing applications.
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
The ongoing COVID-19 pandemic and actions taken in response to it may result in disruptions to our business operations, which would have a material adverse effect on our business, financial position, operating results and cash flows.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. The Governor of Pennsylvania declared a state of emergency and has issued orders impacting our business operations.
We currently expect to commence two Phase 1/2a clinical trials for OCU400, our product candidate for the treatment of multiple IRDs, in the United States in the second half of 2021. If COVID-19 continues to spread in the United States and elsewhere, it may delay enrollment in these planned clinical trials, and in any clinical trials that we may commence for our other product candidates in 2022. Some patients may not be able to comply with clinical trial protocols if any future quarantines impede patient movement or interrupt healthcare services. Moreover, limitations on global international travel may delay key trial activities, including necessary interactions with regulators, ethics committees, and other important agencies and contractors. We may be faced with limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people. Any of the above could delay our planned clinical trials for OCU400 or prevent us from completing these clinical trials at all, and harm our ability to obtain approval for OCU400 or our other product candidates.
Moreover, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to, strain on our suppliers and other third parties, possibly resulting in supply disruptions of our product candidates for preclinical development and potential future clinical trials we expect to initiate, decrease in clinical enrollment in any clinical trials we initiate, and the ability to raise capital when needed on acceptable terms, if at all. Disruptions in our operations or supply chain, whether as a result of restricted travel, quarantine requirements, or otherwise, could negatively impact our ability to proceed with our clinical trials, preclinical development, and other activities and delay our ability to receive product approval and generate revenue.
In addition, the continued spread of COVID-19 may lead to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets. It is possible that the continued spread of COVID-19 could cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations, or financial condition.
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the emergence of any new mutations or variants of the virus, the duration of the outbreak, travel restrictions imposed by the United States and other countries, business closures or business disruption in the United States and other countries, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our preclinical development efforts, healthcare systems, or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
COVAXIN, the COVID-19 vaccine candidate that is the subject of the Covaxin Agreement with Bharat Biotech, is being evaluated by Bharat Biotech in a Phase 3 clinical trial in India and the regulatory path in the United States is currently being evaluated. We may be unable to successfully produce and commercialize a vaccine that effectively and safely treats the virus in a timely manner, if at all, and ultimately may be unable to obtain emergency use authorization or regulatory approval in the United States.
In February 2021, we entered into the Covaxin Agreement, with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN, a whole-virion inactivated COVID-19 vaccine candidate, in the United States of America, its territories and possessions. COVAXIN has been granted approval for emergency use in India. A Phase 3 clinical trial is ongoing in India and enrollment is complete. COVAXIN demonstrated a vaccine efficacy of 81% in the first interim analysis of the Phase 3 clinical trial. Notwithstanding receipt of the approval for emergency use in India, Bharat Biotech’s development efforts in India remain subject to ongoing clinical trials. Bharat Biotech may be unable to develop or produce a vaccine that successfully vaccinates against the SARS-CoV-2 virus or emerging variants of the virus. Moreover, subjects receiving COVAXIN in Bharat Biotech’s clinical trials, as well as patients receiving the vaccine under the emergency use approval in India, may experience allergic reactions or other adverse events, which could adversely impact the U.S. market’s perception of the vaccine. Any of these events could materially impair our ability to develop COVAXIN in the United States.
Our development efforts with respect to the U.S. market are in their initial stages, and we may be unable to obtain authorization or approval of COVAXIN in the United States, in a timely manner, if at all. We have initiated discussions with the FDA but no EUA application has been submitted at this time. The FDA may determine that the studies conducted in India were not done in compliance with FDA regulations, including GCP regulations. For this and other reasons, the FDA may not accept data from the studies conducted with COVAXIN at clinical trial sites in India and may require us to conduct clinical studies in the United States before considering an application for an EUA in the United States. Even if we conduct clinical trials in the United States, we may not be successful in obtaining an EUA from the FDA if our development efforts were to result in findings relating to a lack of efficacy, safety concerns, or other issues. Our inability to obtain an EUA from the FDA could materially and adversely affect our business, financial condition, and results of operations.
As an organization, we have no experience in the development, manufacturing, distribution or commercialization of a vaccine candidate.
We have never undertaken the development, manufacturing, distribution, or commercialization of a vaccine candidate, and we may be unable to obtain regulatory authorization or approval in the United States. Additionally, development of an effective vaccine candidate depends on the success of our and our partner’s manufacturing capabilities. We have not previously ramped our organization for a commercial launch of any product, and doing so in a pandemic environment with an urgent, critical global need creates additional challenges such as clinical trials, licensing, distribution channels, intellectual property disputes or challenges, and the need to establish teams of people with the relevant skills. We may also face challenges with sourcing a sufficient amount of raw materials to support the demand for a vaccine, including any potential import issues. We may be unable to effectively create a supply chain for COVAXIN that will adequately support demand. Furthermore, there are no assurances that any vaccine candidate would be approved or authorized by the FDA at all or for inclusion in government stockpile programs, which may be material to the commercial success of a vaccine product candidate, in the United States.
The regulatory pathway for COVID-19 vaccine candidates, including COVAXIN, is continually evolving, and may result in unexpected or unforeseen challenges.
COVAXIN has moved rapidly through the regulatory review process for emergency use in India. We cannot predict the speed at which we will be able to obtain authorization or approval of COVAXIN in the United States, if at all. Evolving or changing plans or priorities at the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory pathway and timeline for COVAXIN authorization or approval in the United States. The FDA may not accept data from the studies conducted with COVAXIN at clinical trial sites in India and may require additional clinical trials. Any results from further clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s analysis of any clinical data may differ from our interpretation and the FDA may require that we conduct additional analysis or trials. Further, the ongoing Phase 3 trial in India may demonstrate that the vaccine candidate is ineffective or has an unacceptable safety profile.
The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an EUA by the FDA for COVAXIN, we would be able to commercialize it without FDA approval. However, the FDA may revoke the EUA where it is determined that the COVID-19 public health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Such revocation could adversely impact our business in a variety of ways, including if COVAXIN is not yet approved by the FDA and if we, Bharat Biotech and our manufacturing partners have invested in the supply chain to provide COVAXIN under an EUA in the United States. In addition, the FDA may revoke or terminate the EUA sooner if, for example, we fail to comply with the conditions of authorization or other terms of the EUA or if COVAXIN is determined to be less effective or safe than it was initially believed to be. We cannot predict how long, if ever, an EUA would remain in place.
Our ability to produce a successful vaccine may be curtailed by one or more government actions or interventions, which may be more likely during a global health crisis such as COVID-19.
Given the significant global impact of the COVID-19 pandemic, it is possible that the U.S. government may take actions that directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to COVAXIN and the economic value of a COVID-19 vaccine to us could be limited. In the United States, the Defense Production Act of 1950, as amended, or the Defense Production Act, gives the U.S. government rights and authorities that may directly or indirectly diminish our own rights or opportunities with respect to COVAXIN and the economic value of a COVID-19 vaccine to us could be limited. Our potential third-party service providers may be impacted by government entities regarding potentially invoking the Defense Production Act or other potential restrictions to all or a portion of services they might otherwise offer. Government entities imposing restrictions or limitations on our third-party service providers may require us to obtain alternative service sources for our vaccine candidate, including COVAXIN. If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms, we will experience delays in the development or production of our vaccine candidate, increased expenses, and delays in potential distribution or commercialization of our vaccine candidate, when and if approved.
Our product candidates generated from our modifier gene therapy platform are based on a novel technology and face an uncertain regulatory environment, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
A substantial portion of our product research and development efforts is centered around our modifier gene therapy platform. The regulatory approval and successful commercialization of product candidates such as OCU400, a gene therapy designed to treat RP and other IRDs, and OCU410, a gene therapy designed to treat dry AMD, depend on the successful development of this platform. There can be no assurance that any development problems we experience in the future related to our modifier gene therapy platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. The clinical trial requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as OCU400 and OCU410 can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. NIH, are also subject to review by the NIH Novel and Exceptional Technology and Research Advisory Committee (“NExTRAC”), formerly the Recombinant DNA Advisory Committee, which now focuses on emerging areas of research including, but not restricted to, technologies surrounding advances in recombinant or synthetic nucleic acid research. Although the FDA decides whether individual gene therapy protocols may proceed, it is possible the NExTRAC review process, which is still being implemented, could delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Before a clinical trial can begin at a study site, the institution’s IRB, and its IBC, have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates, or lead to significant post-approval limitations or restrictions. As we advance our gene therapy product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our gene therapy product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected for orphan ophthalmology product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
Existing data on the safety and efficacy of gene therapy is very limited and sometimes include historically poor clinical efficacy of previous non-replicating gene therapy products. In addition, there have been publicized safety issues associated with previous gene therapy products in third-party clinical trials, including patient deaths. The results of preclinical and clinical trials performed for our product candidates will not definitively predict safety or efficacy in humans. OCU400 and OCU410 use an AAV vector. Possible serious side effects of other viral vector-based gene therapies in general include uncontrolled viral infections and the development of cancer, particularly lymphoma or leukemia. The risk of insertional mutagenesis or oncogenesis remains a significant concern for gene therapy, and we cannot provide any assurance that it will not occur in any of our planned or future clinical trials with respect to our product candidates based on our modifier gene therapy platform. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Potential procedure-related adverse reactions, including inflammation, can also occur. If any such adverse events occur during clinical trials, further advancement of such clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.
Finally, public attitudes may be influenced by claims that gene therapy technology is unsafe, unethical, or immoral. If we are unable to convincingly demonstrate the safety and efficacy of our product candidates arising from our gene modifier platform, our product candidates, even if approved by the FDA or foreign regulatory authorities, may not gain the acceptance of the public or the medical community.
The development and manufacture of biologics is a complex process and entails particular risks.
OCU200, our product candidate currently in preclinical development, is a novel biologic designed to treat retinal diseases. The process of developing and manufacturing biologics is complex, highly regulated, and subject to multiple risks, and we have no experience in successfully developing, manufacturing, or commercializing a biologics product. The manufacturing of biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions, and higher costs.
The raw materials required in our third-party vendors’ manufacturing processes are derived from biological sources. We cannot assure you that our third-party vendors have, or will be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. If microbial, viral, or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product, and adversely harm our business. A material shortage, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines.
In addition, our biologics product candidates may expose us to additional potential product liability claims. The development of biologics products entails a risk of additional product liability claims because of the risk of transmitting disease to human recipients, and substantial product liability claims may be asserted against us as a result.
OCU400 has received four ODDs from the FDA and two OMPDs from the European Commission. However, there is no guarantee that we will be able to maintain these designations, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.
We have obtained from the FDA Office of Orphan Products ODDs for OCU400 for NR2E3, CEP290, RHO, and PDE6ß mutation-associated inherited retinal degenerations. OCU400 additionally received OMPD from the European Commission, based on the recommendation of the EMA, for RP and LCA in February 2021. We may also seek ODD or OMPD for our other product candidates, as appropriate. While these ODDs and OMPDs provide us with certain advantages, they neither shorten the development time or regulatory review time of a product candidate nor give the product candidate any advantage in the regulatory review or approval process.
Generally, if a product candidate with ODD subsequently receives marketing approval before another product considered by the FDA or EMA to be the same, for the same orphan indication, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug or biologic for the same indication for a specified time period. The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for OMPD or if the product is sufficiently profitable so that market exclusivity is no longer justified.
We may not be able to obtain any future ODDs or OMPDs that we apply for, ODDs or OMPDs do not guarantee that we will be able to successfully develop our product candidates, and there is no guarantee that we will be able to maintain any ODDs or OMPDs that we receive. For instance, ODDs may be revoked if the FDA finds that the request for designation contained an untrue statement of material fact or omitted material information, or if the FDA finds that the product candidate was not eligible for designation at the time of the submission of the request.
Moreover, even if we are able to receive and maintain ODDs or OMPDs, we may ultimately not receive any period of regulatory exclusivity if our product candidates are approved. For instance, we may not receive orphan product regulatory exclusivity if the indication for which we receive FDA or EMA regulatory approval is different than the ODD or OMPD. Orphan exclusivity may also be lost for the same reasons that ODD or OMPD may be lost. Orphan exclusivity may further be lost if we are unable to assure a sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product from competition as different products can be approved for the same condition or products that are the same as ours can be approved for different conditions. Even after an orphan product is approved, the FDA or EMA can also subsequently approve a product containing the same principal molecular features for the same condition if the regulatory authority concludes that the later product is clinically superior by means of greater effectiveness, greater safety, or providing a major contribution to patient care.
If another sponsor receives approval for such product before we do, we would be prevented from launching our product for the orphan indication during the period of marketing exclusivity unless we can demonstrate clinical superiority.
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
Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment. Moreover, incorrect or improper use of our product candidates (including use more frequently than is prescribed) by patients could cause unexpected side effects or adverse events. There can be no assurance that our product candidates will be used correctly, and if used incorrectly, such misuse could prevent our receipt or maintenance of marketing authorization, resulting in label changes or regulatory authority safety communications or warnings, or hamper commercial adoption of our product candidate, if approved, at the rate we currently expect.
If any of our product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. We may also be held liable for harm caused to patients and our reputation may suffer. Any of these occurrences may significantly harm our business, financial condition, results of operations, and prospects.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our completion of clinical trials and receipt of necessary regulatory approvals could be delayed or prevented.
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. Our two planned Phase 1/2a clinical studies for OCU400 could be discontinued early if they experience slow enrollment, and we may also experience similar difficulties in future clinical trials for our other product candidates currently in preclinical development. If patients are unwilling to participate in our clinical trials because of negative publicity from adverse events related to gene therapy or in the industry more broadly, in the clinical trials for related third party product candidates, or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates, or termination of the clinical trials altogether.
We or our clinical trial sites may not be able to identify, recruit, and enroll a sufficient number of patients, or those with the required or desired characteristics in a clinical trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by other factors including:
•the size and nature of the patient population (for instance, we are pursuing clinical trials for certain orphan indications, for which the size of the patient population is limited);
•the severity of the disease under investigation;
•the existence of current treatments for the indications for which we are conducting clinical trials;
•the eligibility criteria for and design of the clinical trial in question, including factors such as frequency of required assessments, length of the study, and ongoing monitoring requirements;
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
Data from preclinical studies and early-stage clinical trials may not be predictive of success in later clinical trials.
The results of preclinical studies, preliminary study results, and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed trial. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and more long-term studies. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, notwithstanding promising results in earlier trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants.
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
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which we would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We may in the future conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We may in the future choose to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles, such as IRB or ethics committee approval and informed consent. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws (and therefore failure to comply with such laws could result in regulatory enforcement action), acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates. For example, the Phase 1 and Phase 2 clinical trials of COVAXIN were conducted in India and a Phase 3 clinical trial is currently ongoing there. The FDA may not accept data from the studies conducted with COVAXIN at clinical trial sites in India, and instead require clinical trials be conducted in the United States.
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
Additionally, in June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. In October 2019, the United Kingdom and European Union agreed upon the terms of the U.K.'s withdrawal from the E.U. in the form of a Withdrawal Agreement. The Withdrawal Agreement was ratified by the U.K Parliament, and the European Parliament in Brussels, in late January 2020, with the consequence that Brexit formally occurred on January 31, 2020. The 11-month transition period ended on December 31, 2020. Following the transition period, the United Kingdom is no longer a part of the single market and customs union of the E.U. In December 2020, the United Kingdom and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. However, this deal may not avoid all disruption resulting from Brexit. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.
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
In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws. Such litigation can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts. These false claims statutes include the federal civil FCA, which allows any individual to bring a lawsuit against a company on behalf of the federal government ("qui tam" action) alleging submission of false or fraudulent claims, or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These FCA lawsuits against sponsors of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose sponsors to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that companies will have to defend a false claim action, and pay settlements fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.
In the United States, the distribution of product samples to physicians must further comply with the requirements of the U.S. PDMA, and the promotion of biologic and pharmaceutical products are subject to additional FDA requirements and restrictions on promotional statements. If the FDA determines that our promotional activities violate our regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. These regulatory and enforcement actions could significantly harm our business, financial condition, results of operations, and prospects.
Even if our product candidates receive regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current GMPs or current GMP-requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and GCPs, for any clinical trials that we conduct post-approval.
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
We and any of our collaborators, including our contract manufacturer, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with current GMPs and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.
In addition, later discovery of previously unknown adverse events or that the product is less effective than previously thought or other problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements both before and after approval, may yield various results, including:
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
•reputational harm;
•warning, untitled, Form 483s, or cyber letters;
•suspension of marketing, withdrawal or recall of the products from the market;
•regulatory authority issuance of safety alerts, Dear Healthcare Provider letters, press releases, or other communications containing warnings or other safety information about the product;
•refusal to approve pending applications or supplements to approved applications that we submit;
•fines, restitution, or disgorgement of profits or revenues;
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
The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates, that could limit the marketability of our product candidates, or that could impose additional regulatory obligations on us. Changes in medical practice and standard of care may also impact the marketability of our product candidates.
We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.
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
Risks Related to the Commercialization of Our Product Candidates
We have no prior experience in the marketing, sale, and distribution of pharmaceutical products and there can be no assurance that our products, if approved, will be successfully commercialized.
We have no prior experience in the marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. Factors that may inhibit our efforts to commercialize our product candidates include:
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
We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations. Our operating results will suffer if we fail to compete effectively.

The development and commercialization of new vaccines and therapeutic products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
The competitive landscape of potential COVID-19 vaccines and treatment therapies has been rapidly developing since the beginning of the COVID-19 pandemic, with several hundreds of companies claiming to be investigating possible candidates and more than 5,000 studies registered worldwide as investigating COVID-19. We are aware of several competitors developing late-stage COVID-19 vaccines, including Pfizer Inc./BioNTech SE, Moderna, Inc., AstraZeneca PLC, Johnson & Johnson/Janssen Biotech, Inc., and Novavax, Inc. Vaccines developed by Pfizer Inc./BioNTech SE, Moderna, Inc., and Johnson & Johnson/Janssen Biotech have already been granted EUAs by the FDA. We are also aware of others pharmaceutical companies that are working on inactivated virus-based COVID-19 vaccines. Furthermore, the FDA has authorized and many companies are developing therapeutics to treat COVID-19. If the FDA requires us to conduct clinical trials, enrollment in such trials may be impacted given the commercial availability of other EUA authorized vaccines. Furthermore, the FDA has authorized and many companies are developing therapeutics to treat COVID-19. The success or failure of other vaccines, or perceived success or failure, may adversely impact our ability to obtain any future funding for our joint COVID-19 vaccine development efforts or for us to ultimately commercialize any vaccine candidate, if authorized or approved by the FDA. In addition, we may not be able to compete effectively if our product candidate does not satisfy government procurement requirements with respect to biodefense products. If existing vaccines in the market or if competitors develop and commercialize additional COVID-19 vaccines before we can complete regulatory review and obtain an EUA or regulatory approval for COVAXIN, or if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient, or are less expensive than COVAXIN, our business, financial condition, and results of operations would be materially adversely affected.
We are aware of several companies focusing on gene therapies for various ophthalmic indications, including Adverum Biotechnologies, Inc., Applied Genetic Technologies Corporation, MeiraGTx Holdings plc, IVERIC bio, Inc., REGENXBIO Inc., ProQR Therapeutics N.V., Generation Bio Co, Greybug Vision, Inc., and Spark Therapeutics, Inc. (acquired by the Roche Group in 2019). Spark Therapeutics, Inc.'s product Luxturna (Spark Therapeutics), which is currently the only gene therapy approved for an IRD in the United States, addresses only one out of at least 150 known mutations of the RPE65 gene. Companies that may compete with our OCU200 product candidate include the Roche Group, Regeneron Pharmaceuticals, Inc., Novartis AG, and Kodiak Sciences Inc. The Roche Group, Regeneron Pharmaceuticals, Inc., and Novartis AG have marketed anti-VEGF products.
Our product candidates will target markets that are already served by competing products. Many of these existing products have achieved widespread acceptance among clinicians, patients, and payors.
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
In addition, our ability to compete may be affected in many cases by insurers or other third-party payors coverage decisions. Our ability to compete may be affected in many cases by insurers or other third-party payors, particularly Medicare, seeking to encourage the use of generic or biosimilar products. Many of the products that will compete with our product candidates, if approved, are available on a generic basis, and our product candidates may not demonstrate sufficient additional clinical benefits to clinicians, patients, or payors to justify a higher price compared to generic products. Additional competing products are expected to become available on a generic basis over the coming years. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products.
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
We currently do not have a commercial infrastructure for the marketing, sale, and distribution of biologic and pharmaceutical products. If approved, in order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates for which we receive marketing approval.
Subject to FDA approval of any of our product candidates, we may build a commercial team of specialty sales and marketing representatives in support of our product candidates that we develop in the United States, if and when they are approved, as well as distribution capabilities. There are risks involved with us establishing our own sales, marketing, and distribution capabilities. Recruiting and training a sales force is expensive and time-consuming, particularly to the extent that we seek to commercialize any product for an indication, such as wet AMD, that has a large patient population. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations to recruit, hire, train, and retain marketing and sales personnel. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipate. If the commercial launch of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
We may also or alternatively decide to collaborate with a third-party or contract sales organization to commercialize any approved product candidates, in which event, our ability to generate product revenues may be limited. Our product revenues and our profitability, if any, under any third-party collaboration, distribution or other marketing arrangements are likely to be lower than if we were to market, sell, and distribute the applicable product candidate entirely ourselves. We may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates or may be unable to do so on terms that are favorable to us. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. We could also be held liable if such third parties failed to comply with applicable legal or regulatory requirements.
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
Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. Physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market. We have never commercialized a product candidate for any indication, and efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. With respect to our product candidates being developed based on our modifier gene therapy platform, market acceptance may also be constrained by ethical, social, and legal concerns about gene therapy and genetic research, which could result in additional regulations restricting or prohibiting the products and processes we may use. The novelty of the technology and any negative publicity surrounding adverse events associated with gene therapy may also prevent the medical community, patients, and third-party payors from accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective, and safe.
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
•the availability of third-party formulary coverage and adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicaid and particularly by Medicare in light of the prevalence of retinal diseases in persons over age 55;
•the price concessions required by third party payors to obtain coverage;
•the extent and strength of our manufacturing, marketing, and distribution of such product candidates;
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
If third-party payors do not reimburse patients for our products candidates, if approved, or if reimbursement levels are set too low for us to sell our product candidates at a profit, our ability to successfully commercialize our product candidates, if approved, and our results of operations will be harmed.
Our ability to successfully commercialize our product candidates, if approved, will depend in part on the extent to which coverage and adequate reimbursement for our product candidates will be available in a timely manner from third-party payors, including governmental healthcare programs such as Medicare and Medicaid, commercial health insurers, and managed care organizations. This is particularly true with respect to OCU200, our novel biologic product candidate, in the case of wet AMD, which is most prevalent in persons over age 55. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor’s determination that use of a product is:

•a covered benefit under its health plan;
•appropriate and medically necessary for the specific condition or disease;
•cost effective; and
•neither experimental nor investigational.
Obtaining coverage and reimbursement approval for our product candidates from government authorities or other third-party payors may be a time consuming and costly process that could require us to provide supporting scientific, clinical, and cost-effectiveness data, including expensive pharmacoeconomic studies beyond the data required to obtain marketing approval, for the use of each product candidate to each government authority or other third-party payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement.
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
Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation, or reimbursement policies of third-party payors may adversely affect the demand for and reimbursement available for our product candidates, which in turn, could negatively impact pricing. If patients are not adequately reimbursed for our product candidates, if approved, they may reduce or discontinue purchases of it, which would result in a significant shortfall in achieving revenue expectations and negatively impact our business, prospects and financial condition.
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
If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to conducting marketing and sales activities in international jurisdictions and entering into international business relationships, including:
•different regulatory requirements for approval of drugs and biologics in foreign countries;
•the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•the need to seek additional patent approvals, licenses to patents held by third parties, and/or face claims of infringing third-party patent rights;
•unexpected changes in tariffs, trade barriers, and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;

•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the FCPA, the U.K. Bribery Act 2010 (the "Bribery Act") or other comparable foreign regulations;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including pandemics or other outbreaks of infectious disease, earthquakes, typhoons, floods, and fires.
These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.
Risks Related to Our Dependence on Third Parties
We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials we may initiate, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
We rely on third parties, study sites, and others to conduct, supervise, and monitor our preclinical trials for our product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical and scientific institutions, and clinical and preclinical investigators, to conduct our ongoing preclinical studies and planned clinical trials.
While we have, or expect to have, agreements governing the activities of such third parties, we will have limited influence and control over their actual performance and activities. Third-party service providers are not our employees, and except for remedies available to us under agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies or planned clinical trials. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and planned clinical trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on third parties will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with GLP and under current GMP conditions, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites, and IRBs.
If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or any planned clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons:
•we or our CROs or other third-party collaborators may be subject to regulatory enforcement or other legal actions;
•the data generated in our preclinical studies or planned clinical trials may be deemed unreliable and our such studies and trials may need to be repeated, extended, delayed, or terminated;
•we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates; or
•we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.
We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or planned clinical trials will comply with the applicable regulatory requirements. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.
Our anticipated reliance on third parties in connection with our planned clinical trials will entail additional risks. Our third-party service providers may have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. Lastly, we are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.
Agreements with third parties conducting or otherwise assisting with our clinical or preclinical studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or to do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Though we intend to carefully manage our relationships with third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects, and results of operations.
We will also rely on other third parties to store and distribute our product candidates for the preclinical trials that we conduct or for clinical trials we plan to conduct in the future. Any performance failure on the part of our distributors could delay development, marketing approval, or commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.
If we encounter difficulties in negotiating commercial manufacturing and supply agreements with third-party manufacturers and suppliers of our product candidates or any product components, our ability to commercialize our product candidates, if approved, would be impaired.
We do not manufacture any of our product candidates or any product components, and we do not currently plan to develop any capacity to do so. Accordingly, we are, and expect to continue to be, dependent upon third parties for the manufacture of our product candidates and any approved products. For example, we do not currently have the capacity to manufacture COVAXIN, and we do not currently plan to develop any capacity to do so. Bharat Biotech has agreed to provide to Ocugen all preclinical and clinical data, and to transfer to us certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the United States, if authorized or approved, including pursuant to an EUA. Until the completion of that technology transfer and until we are capable and primarily responsible for the manufacture and supply of COVAXIN in the United States through third parties, Bharat Biotech has the exclusive right to manufacture COVAXIN and we will be wholly dependent on Bharat Biotech for the manufacture and supply of clinical testing materials required for our development activities and all of our requirements of commercial quantities of COVAXIN, if authorized or approved. We and Bharat Biotech intend to enter into supply agreements setting forth the terms of such supply arrangement, but can be no assurance that we will be able to successfully enter into such agreements. Bharat Biotech has agreed to provide a specified minimum number of doses in calendar year 2021, but there can be no assurance that they will in fact provide such number of doses, whether due to shortages in supply, diversion of vaccine resources to other uses deemed more immediate, or other factors. There can be no assurance that we will be successful in transitioning the manufacture of COVAXIN for the U.S. market from Bharat Biotech to a third-party manufacturer. If we are unable to obtain adequate supply of COVAXIN, our U.S. development and commercialization efforts would be impaired.
Additionally, we have entered into a strategic partnership with CanSinoBIO to manufacture our gene therapy pipeline product candidates for inherited retinal diseases. Under this agreement, CanSinoBIO will provide all CMC development and clinical supplies for the development of OCU400. The agreement also provides CanSinoBIO an option to support commercial manufacturing for OCU400 and commercialization rights to CanSinoBIO in Greater China. We expect to rely on our qualified suppliers and other third parties to manufacture clinical supplies of other product candidates and commercial supplies of all of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution, and other production logistics. We, however, may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our product candidates, components, and programs, or may be unable to do so on commercially favorable terms. If we are unable to enter into such agreements on commercially favorable terms, our future profit margins would be adversely affected and our ability to commercialize any products that receive marketing approval on a timely and competitive basis would be impaired. As a result, our business, financial condition, and results of operations would be materially adversely affected.
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

As with the third parties on which we rely or expect to rely for our preclinical activities and planned clinical trials, we have agreements governing the activities of our manufacturers but have limited influence and control over their actual performance and activities. Our third-party manufacturers are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our manufacturing requirements. If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, and if there are disagreements between us and such parties, clinical development or marketing approval of our product candidates could be delayed.
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, and foreign regulations. If our manufacturers were to encounter any of these difficulties and were unable to perform as agreed, our ability to provide product candidates to patients in our planned clinical trials and for commercial use, if approved, would be jeopardized.
In addition, all manufacturers of our product candidates and therapeutic substances must comply with current GMP requirements enforced by the FDA that are applicable to both finished products and their active components used both for clinical and commercial supply. The FDA enforces these requirements through its facilities inspection program. Our manufacturers must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the agency. Our manufacturers will also be subject to continuing FDA and other regulatory authority inspections should we receive marketing approval. Further, we, in cooperation with our contract manufacturers, must supply all necessary CMC documentation to the FDA in support of a marketing application on a timely basis.
The current GMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates and the therapeutic substances and active pharmaceutical ingredients necessary to produce our product candidates may be unable to comply with our specifications, current GMP requirements and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any resulting delays in obtaining products or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.
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
There are a limited number of manufacturers that operate under current GMP regulations and that are both capable of manufacturing for us and willing to do so, and therefore our product candidates may compete with other products and product candidates for access to manufacturing facilities. Moreover, because our product candidates must be manufactured under sterile conditions, the number of manufacturers who can meet this requirement are even more limited. If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product or component for commercial sale or for any clinical trials we expect to initiate in the future should cease to continue to do so for any reason (including the termination of our agreements with such manufacturers, which can occur for a variety of reasons, or the bankruptcy of such manufacturers), it would be difficult to obtain a suitable alternative manufacturer. We would likely experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.
If the FDA or a comparable foreign regulatory authority does not approve the facilities for the manufacture of our product candidates or if the FDA withdraws any such approval in the future, we may need to find alternative manufacturing facilities. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA approval for the use of any new manufacturers for commercial supply. Any such developments would significantly impact our ability to develop, obtain, and maintain regulatory approval for or market our product candidates, if approved.
The number of available third-party facilities may also be further limited by natural disasters, such as pandemics, including the ongoing COVID-19 pandemic, floods, or fire, or such facilities could face manufacturing issues, such as contamination or regulatory findings following a regulatory inspection of such facility. In such instances, an appropriate replacement third-party relationship may not be readily available to us or on acceptable terms, which would cause additional delay and increased expense and may have a material adverse effect on our business.
We may seek to collaborate with third parties for the development or commercialization of our product candidates. We may not be successful in establishing or maintaining collaborative relationships, any of which could adversely affect our ability to develop and commercialize our product candidates.
We are currently party to the Covaxin Agreement with Bharat Biotech for the development and commercialization of COVAXIN in the United States and the CanSinoBIO Agreement with CanSinoBIO for the development and commercialization of our initial gene therapy product candidate, OCU400. Our joint development efforts are in the early stages and in the future we may seek to enter into additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of other product candidates. We may utilize a variety of types of collaboration, distribution, and other marketing arrangements with third parties to develop and commercialize our product candidates, both inside and outside the United States. In particular, we may enter into arrangements with third parties to perform certain services in the United States if we do not establish our own sales, marketing, and distribution capabilities in the United States or if we determine that such third-party arrangements are otherwise beneficial. We may also consider potential collaborative partnership opportunities for sales, marketing, distribution, development, or licensing or broader collaboration arrangements, including with large and mid-size pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies.
The success of our current and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to collaboration arrangements. Accordingly, with respect to any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend in part on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. For example, if Bharat Biotech were to fail to successfully complete the ongoing Phase 3 clinical trial of COVAXIN, or were to fail to report safety data in accordance with regulatory requirements, our ability to develop COVAXIN in the United States would be impaired.
Moreover, disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Moreover, collaborations with pharmaceutical companies and other third parties are often terminated or allowed to expire. Any such termination or expiration would adversely affect us financially and could harm our business reputation. In particular, any termination of the Covaxin Agreement would prevent us from developing COVAXIN for the U.S. market.
Our current and future collaborations may pose a number of additional risks, including the following:
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
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
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
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties or fail to maintain intellectual property rights which they license to us, which may expose us to litigation and potential liability; and
•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations do not result in the successful development and commercialization of product candidates or if one of our collaborators subsequently terminates our agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration, as applicable. If we do not receive the funding we expect under the agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates and our product platform. All of the risks relating to product development, regulatory approval, and commercialization described in this report also apply to the activities of our collaborators.
Additionally, if any collaborator of ours is involved in a business combination, the collaborator might de-emphasize or terminate development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.
Should we desire to pursue a collaboration agreement but are not able to establish collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.
For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators and whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. Should we desire to pursue a collaboration agreement but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.
Risks Related to Legal and Compliance Matters
If we fail to comply with federal and state healthcare laws, including fraud and abuse and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.
As a biologic and pharmaceutical company, we are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal FCA, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the VHCA, the HIPAA, the FCPA, the ACA, and similar state laws. We may also be subject to laws regarding transparency and patient privacy. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business.
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
We are subject to new legislation, regulatory proposals, and healthcare payor initiatives that may increase our costs of compliance, and adversely affect our ability to market our products, obtain collaborators, and raise capital.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any products for which we obtain marketing approval. The biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products.
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
The ACA was recently amended to repeal the individual insurance mandate, and efforts to repeal and replace portions of the law continue. It remains to be seen, however, whether new legislation will be enacted and, if so, precisely what any new legislation could provide and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. For example, it is possible that any repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. The timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects.
Since the ACA was enacted in 2010, other legislative and regulatory changes have been proposed and adopted. These changes include, among other things, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went effective in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. More recently, the Bipartisan Budget Act increased sponsor responsibility for prescription costs in the Medicare Part D coverage gap, and also extended sponsor responsibility for prescription costs in the Medicare Part D coverage gap to biosimilars, which had previously been exempt. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. CMS promulgated regulations governing sponsors’ obligations and reimbursement under the Medicaid Drug Rebate Program, and recently promulgated a regulation that limited Medicare Part B payment to certain hospitals for outpatient drugs purchased under the 340B program. To the extent that we license the right to sell a product to another entity under that entity’s labeler code, the licensee would further have healthcare reimbursement and pricing regulatory responsibilities.
We expect that current law and federal and state healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased net revenue from our biologic and pharmaceutical products, decreased potential returns from our development efforts, new payment methodologies, and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which any products we may develop are prescribed or administered. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
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
Compliance with the federal track and trace requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition, and results of operations.
Our employees, independent contractors, consultants, commercial partners, principal investigators, or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, manufacturers, investigators, or CROs could include intentional, reckless, negligent, or unintentional failures to (i) comply with FDA regulations, or other similar regulatory requirements, (ii) comply with manufacturing standards, including current GMP requirements, (iii) comply with applicable fraud and abuse laws, (iv) comply with federal and state data privacy, security, fraud and abuse, and other healthcare laws and regulations in the United States and abroad, (v) provide accurate information to the FDA, (vi) properly calculate pricing information required by federal programs, (vii) comply with federal procurement rules or contract terms, (viii) report financial information or data accurately or (ix) disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.
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
We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws, and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, be precluded from developing manufacturing and selling certain products outside the United States, which could adversely affect our business, results of operations, and financial condition.
If we expand our operations outside of the United States, we must dedicate additional resources to compliance with anti-corruption laws, including the Bribery Act, the FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The Bribery Act, FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed, or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.
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
We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA, or local anti-corruption laws. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations, and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.
If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations, and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by U.K., United States, or other authorities could also have an adverse impact on our reputation, our business, results of operations, and financial condition.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates. We have sought to protect our proprietary position by filing in the United States and in certain foreign jurisdictions patent applications related to our novel technologies and product candidates.
The patent prosecution process is expensive and time-consuming, and we may not have filed, maintained, or prosecuted and may not be able to file, maintain, and prosecute all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may fail to result in issued patents in the United States or in other foreign countries which protect our technology or product candidates, or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant of broader than specifically disclosed embodiments. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Databases for patents and publications, and methods for searching them, are inherently limited so we may not know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection for our proprietary technology and product candidates, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. In some instances, we may need to license additional patents and trade secrets to commercialize our product candidates in certain territories.
The issuance of a patent is not conclusive as to our inventorship, ownership, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
In 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, the Leahy-Smith Act created a new administrative tribunal known as the Patent Trial and Appeals Board ("PTAB"), that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long term impact the PTAB proceedings will have on the operation of our business, the outcome of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining, defending, and enforcing them.
If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product to account for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it, or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.
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
We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming, and unsuccessful.
Competitors and other third parties may infringe, misappropriate, or otherwise violate our owned and licensed patents, trade secrets, or other intellectual property. As a result, to counter infringement, misappropriation, or unauthorized use, we may be required to file infringement or misappropriation claims or other intellectual property related proceedings, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke such parties to assert counterclaims against us alleging that we infringed their patents or that our asserted patents are invalid. In addition, in a patent infringement or other intellectual property related proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, and could put any of our patent applications at risk of not yielding an issued patent. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation.
We may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.
In the United States, the FDA does not prohibit clinicians from prescribing an approved product for uses that are not described in the product’s labeling. Although use of a product directed by off-label prescriptions may infringe our method-of-treatment patents, the practice is common across medical specialties, particularly in the United States, and such infringement is difficult to detect, prevent, or prosecute.
Third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, infringement litigation claims regarding our products and technology, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference, or derivation proceedings before the USPTO or foreign patent offices.
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
Thus, we do not know with certainty that any of our product candidates, or our development and commercialization thereof, do not and will not infringe or otherwise violate any third party’s intellectual property.
If we are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing its products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent, and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our product candidates or forces us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance, renewal, and annuity fees on any issued patent must be paid to the USPTO and foreign patent agencies in several stages or annually over the lifetime of our owned and licensed patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of the relevant patent agency. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business.
Certain aspects of our product candidates are protected by patents exclusively licensed from other companies or institutions. If these third parties terminate their agreements with us or fail to maintain or enforce the underlying patents or licenses thereto, or we otherwise lose our rights to these patents, our competitive position and our market share in the markets for any of our approved products will be harmed.
A substantial portion of our patent portfolio is in-licensed. As such, we are party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to OCU400, OCU410, and OCU200 and an exclusive license in the United States with respect to patents relating to COVAXIN.
Pursuant to the CU Agreement, which primarily relates to OCU200, we are responsible for and control patent prosecution of all patent families licensed under the CU Agreement.
Pursuant to the SERI Agreement, which relates to NHR genes NR1D1, NR2E3, RORA, NUPR1, and NR2C1, from and after December 19, 2017, we have the right to assume responsibility and control patent prosecution of licensed patent families relating to these NHR genes. Additionally, we are responsible for and control patent prosecution for any patent applications developed in connection with the SERI Agreement filed after December 19, 2017 that are owned jointly by us and SERI or solely by us.
Our rights with respect to in-licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated. We are likely to enter into additional license agreements to in-license patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement, and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our product candidates could be materially harmed.
Our licensors may not successfully prosecute certain patent applications, the prosecution of which they control, under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In some cases, our licensors may in-license certain patents licensed to us. If our licensors were to fail to maintain such licenses, we may need to obtain additional licenses with respect to the applicable product candidates.
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
Some of the intellectual property rights that we own or licenses have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations under the Bayh-Dole Act. To the best of our knowledge, our intellectual property for OCU400 for the treatment of NR2E3 mutation-associated retinal degenerative disease and other retinal degenerative diseases is subject to the Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in these patents and patent applications. In general, the Bayh-Dole Act provides the U.S. government certain rights in inventions developed using a government funded program, such as U.S. government’s right to a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, under the Bayh-Dole Act the U.S. government has the right to require any invention developed using U.S. government funding to be granted exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Under the Bayh-Dole Act, the U.S. government also has the right to take title to inventions developed using a U.S. government funded program, if one fails to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements. In addition, the Bayh-Dole Act requires that any products subject to the Bayh-Dole Act be manufactured substantially in the United States. However, under the Bayh-Dole Act, this manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable efforts to manufacture the product substantially in the United States were unsuccessful or that under the circumstances domestic manufacture is not commercially feasible. Any exercise by the government of any of the foregoing rights under the Bayh-Dole Act may affect our competitive position, business, financial condition, results of operations, and prospects.
If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
Our agreements under which we license certain of our patent rights and a significant portion of the technology for our product candidates, impose royalty and other financial obligations on us and other substantial performance obligations. We may also enter into additional licensing and funding arrangements with third parties that may impose diligence, development, and commercialization timelines and milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture, or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of our products and product candidates. Termination of these agreements or reduction or elimination of our rights under these agreements may result in us having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.
In addition, it is possible that our licensors may conclude that we have materially breached the applicable license agreement and might therefore terminate the agreement, thereby removing our ability to market products covered by such agreements. If any license is terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if any of our license agreements are terminated, the counterparty and/or its assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. This could have a material adverse effect on our competitive business position and our business prospects.
In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.
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
Many of our and our licensors’ employees and contractors were previously employed at other biotechnology, medical device, or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.
In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Furthermore, we are unable to control whether our licensors have obtained similar assignment agreements from their own employees and contractors. Our and their assignment agreements may not be self-executing or may be breached, and we or our licensors may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
Risks Related to Our Common Stock
We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.
We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that the common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
Sales of a substantial number of common stock by our stockholders in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of common stock in the public market, the market price of our common stock could decline. We had 184.0 million shares of common stock outstanding as of December 31, 2020, which were all freely tradable, without restriction, in the public market as of December 31, 2020.
If a substantial number of shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline, we are unable to predict the effect that sales may have on the prevailing market price of our common stock.
We have used almost all of our unreserved, authorized shares.
We have used almost all of our unreserved authorized shares and will need stockholder approval to implement an increase in our authorized shares of common stock or a reverse stock split. Our sixth amended and restated certificate of incorporation and the Delaware General Corporation Law (the “DGCL”), currently require the approval of stockholders holding not less than a majority of all outstanding shares of capital stock entitled to vote in order to approve an increase in our authorized shares of common stock or a reverse stock split. There are no assurances that stockholder approval will be obtained, in which event we will be unable to raise additional capital through the issuance of shares of common stock to fund our future operations.
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
•the exclusive right of our Board of Directors, unless the Board of Directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
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
•the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend, or repeal our amended and restated bylaws or repeal certain provisions of our amended and restated certificate of incorporation;
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
We are also subject to the anti-takeover provisions contained in Section 203 of the DGCL. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.
Our sixth amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our sixth amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended, or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
General Risk Factors
The trading price of the shares of the our Common Stock could be highly volatile, and purchasers of the Common Stock could incur substantial losses.
Our stock price has been, and will likely continue to be volatile. During the 60 trading days immediately prior to the date of this report, the closing price of our common stock has ranged from a low of $0.29 to a high of $15.81. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
•our ability to enroll subjects in our ongoing and planned clinical trials;
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
•reports of adverse events in other of our products, competing biologics, or gene therapy products;

•changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•the success or failure of our efforts to acquire, license, or develop additional product candidates;
•innovations or new products developed by us or our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•manufacturing, supply, or distribution delays or shortages;
•any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators, or other strategic partners;
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
•our ability to effectively manage our growth;
•ineffectiveness of our internal control over financial reporting;
•additions or departures of key personnel, including major changes in our board or management;
•intellectual property, product liability, or other litigation against us; and
•general economic, industry, market conditions, and other events or factors, many of which are beyond our control.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on the research and development, clinical, and business development expertise of Shankar Musunuri, Ph.D., MBA, our Chief Executive Officer, Chairman of the Board, and Co-Founder, as well as the other principal members of our management, scientific, and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.
Recruiting and retaining qualified scientific, clinical, manufacturing, legal, and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development, and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy, including with respect to our development of COVAXIN for the U.S. market. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
We expect to expand our development, regulatory, and manufacturing capabilities and potentially implement sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.
We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company we have incurred, and will continue to incur, significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the Dodd-Frank Wall Street Reform, and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have had to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that are applicable to us. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs could impact our results of operations, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as executive officers.

If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We and any contract manufacturers and suppliers we engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.
Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological agents coverage, and our commercial general liability policy specifically excludes coverage for damages and fines arising from biological agents. Accordingly, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws, regulations, and permitting requirements. These current or future laws, regulations, and permitting requirements may impair our research, development, or production efforts. Failure to comply with these laws, regulations, and permitting requirements also may result in substantial fines, penalties, or other sanctions or business disruption, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Any third-party contract manufacturers and suppliers we engage will also be subject to these and other environmental, health, and safety laws and regulations. Liabilities they incur pursuant to these laws and regulations could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. Additionally, if we reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our information technology systems; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance personnel. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or, if applicable, if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our product candidates and may have to limit our commercialization.
The use of our product candidates in clinical trials, and the sale of any of our product candidates for which we obtain regulatory approval, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies, or others selling or otherwise coming into contact with our products. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourself against these claims, we will incur substantial liabilities or be required to limit development or commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:
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
•significant negative media attention;
•decrease in our stock price;
•initiation of investigations, and enforcement actions by regulators; or
•product recalls, withdrawals, revocation of approvals, or labeling, marketing, or promotional restrictions.
While we currently hold product liability insurance coverage in an amount that we believe is customary for similarly situated companies, the amount of that coverage may not be adequate. We may need to increase our insurance coverage as we begin our clinical trials. We will need to further increase our insurance coverage if we commence commercialization of any of our product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and our prospects.
Our business and operations would suffer in the event of system failures, and we face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action, and negative press about our privacy and data protection practices.
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
Additionally, our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to our systems using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, or other means, and may use such access to obtain personal data. Data breaches could subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities, including various domestic and international privacy and security regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve. In the United States, certain states may adopt privacy and security laws and regulations that may be more stringent than applicable federal law. For example, California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. We may also in the future be subject to data protection laws and regulations of other jurisdictions, such as the European Union's General Data Protection Regulation (“GDPR”), which provides data subjects with certain rights and requires organizations to adopt technical and organizational safeguards to protect personal data. In the event that we are subject to or affected by privacy and data protection laws, including the CCPA or GDPR and other domestic or international privacy and data protection laws, we may expend significant resources to comply with such laws, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties
Our headquarters are located in Malvern, Pennsylvania, and consist of an aggregate of approximately 16,401 square feet of leased office, laboratory, and storage space.
Item 3.    Legal Proceedings.
From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq under the symbol “OCGN."
Stockholders
As of March 1, 2021, we had 188.1 million shares of common stock outstanding held by approximately 21 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Share Repurchase
On October 9, 2019, we announced that our Board of Directors unanimously approved a share repurchase program authorizing the repurchase of up to $2.0 million in value of the outstanding common stock. Pursuant to this repurchase program, we plan to repurchase the common stock provided that the timing, actual number, and price per share of the common stock to be purchased will be subject to management discretion and board guidance, market conditions, applicable legal requirements, including Rule 10b-18 of the Exchange Act, and various other factors.
Item 6.    Selected Financial Data
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

On September 27, 2019, we completed a reverse merger (the "Merger") with Ocugen OpCo, Inc. ("OpCo") in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 5, 2019, by and among OpCo, Restore Merger Sub, Inc., our wholly owned subsidiary ("Merger Sub"), and us, as amended, pursuant to which Merger Sub merged with and into OpCo, with OpCo surviving as our wholly owned subsidiary. Immediately after completion of the Merger, we changed our name to Ocugen, Inc. For accounting purposes, the Merger is treated as a “reverse asset acquisition” under generally acceptable accounting principles in the United States (“GAAP”) and OpCo is considered the accounting acquirer. Accordingly, OpCo’s historical results of operations replaced the our historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in our financial statements.
Overview
We are a biopharmaceutical company focused on developing gene therapies to cure blindness diseases and developing a vaccine to save lives from COVID-19.
Our cutting-edge technology pipeline includes:
•COVID-19 Vaccine — COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate being developed to prevent COVID-19 infection in humans. We are co-developing COVAXIN with Bharat Biotech International Limited (“Bharat Biotech”) for the U.S. market.
•Modifier Gene Therapy Platform — Based on nuclear hormone receptors ("NHRs"), we believe our gene therapy platform has the potential to address many retinal diseases, including retinitis pigmentosa ("RP"), leber congenital amaurosis ("LCA"), and dry age-related macular degeneration (“AMD”).
•Novel Biologic Therapies for Retinal Diseases — We are developing OCU200, a novel biologic product candidate, to treat diabetic macular edema (“DME”), diabetic retinopathy (“DR”), and wet AMD.
COVID-19 Vaccine
In February 2021, we entered into a Co-Development, Supply and Commercialization Agreement (the “Covaxin Agreement”) with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture and commercialize COVAXIN for the prevention of COVID-19 in humans in the United States, its territories and possessions (the “Ocugen Covaxin Territory”). Under the Covaxin Agreement, we will be solely responsible for such activities for the Ocugen Covaxin Territory.
COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate being developed by Bharat Biotech, a global leader in vaccine innovation, and has been granted approval for emergency use in India. COVAXIN is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant therefore utilizing a historically proven approach to vaccine design. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). The Phase 1 and Phase 2 clinical trials conducted in India reported strong Immunoglobulin G responses against the spike protein, receptor-binding domain, and the nucleocapsid protein of the SARS-CoV-2 virus, along with strong cellular responses. Strong cellular responses are necessary for memory and long-term durability of vaccines. In an analysis from the National Institute of Virology, serum samples collected from individuals vaccinated with COVAXIN showed similar neutralization titer to the U.K. strain as to the original strain. No statistical difference was observed in neutralizing antibodies titer between the U.K. strain and the original strain. These results support COVAXIN's potential to generate immune responses to multiple protein antigens of the virus and thereby potentially reducing or eliminating potential viral escape.

Bharat Biotech is conducting a Phase 3 clinical trial in India. Enrollment in the Phase 3 clinical trial is complete. COVAXIN demonstrated a vaccine efficacy of 81% in the first interim analysis of the Phase 3 clinical trial, and an analysis from the National Institute of Virology indicated potential significant immunogenicity against the U.K. variant and other heterologous strains. We are currently evaluating the clinical and regulatory path for COVAXIN in the United States including obtaining Emergency Use Authorization ("EUA") from the U.S. Food and Drug Administration (the "FDA") and, eventually, biologic license application approval in the U.S. market, as well as our commercialization strategy, if authorized or approved. We have initiated discussions with the FDA regarding the development of COVAXIN, but an EUA application has not been submitted at this time. We are also in active discussions with manufacturers in the United States to produce a significant number of doses of COVAXIN to support commercialization of the vaccine in the United States, if authorized or approved.
Modifier Gene Therapy Platform
We are developing a breakthrough modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases ("IRDs") and dry AMD. Our modifier gene therapy platform is based on NHRs, which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product. IRDs such as RP, a group of rare genetic disorders that involve a breakdown and loss of cells in the retina and can lead to visual impairment and blindness, affect over 2.0 million people worldwide. Over 150 gene mutations have been associated with RP and this number represents only 60% of the RP population. The remaining 40% of RP patients cannot be genetically diagnosed, making it difficult to develop individual treatments. We believe our first gene therapy candidate, OCU400, has the potential to be broadly effective in restoring retinal integrity and function across a range of IRDs. For example, we believe OCU400 has the potential to eliminate the need for developing more than 150 individual products and provide one treatment option for all RP patients.
OCU400 has received four Orphan Drug Designations from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. We are planning to initiate two Phase 1/2a clinical trials for OCU400 in the United States in the second half of 2021. OCU400 additionally received Orphan Medicinal Product Designation from the European Commission, based on the recommendation of the European Medicines Agency, for RP and LCA in February 2021, which we believe further supports the potential broad spectrum application of OCU400 to treat many IRDs. We are currently evaluating options to commence OCU400 clinical trials in Europe in 2022. Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A for the treatment of dry AMD. This candidate is currently in preclinical development. We are planning to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
Novel Biologic Therapies for Retinal Diseases
We are also conducting preclinical development for our biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat DME, DR and wet AMD. We had a pre-Investigational New Drug ("IND") meeting with the FDA in November 2020 and received guidance on IND-enabling preclinical studies to support the Phase 1/2a study. We expect to initiate IND-enabling preclinical studies for OCU200 in 2021 and initiate a Phase 1/2a clinical trial for OCU200 in 2022.
Product Candidates for the Treatment of Ocular Surface Diseases
We were developing OCU300, a small molecule therapeutic for the treatment of symptoms associated with ocular graft-versus-host disease, and OCU310, a treatment for patients with dry eye disease. The Phase 3 clinical trial for OCU300 was discontinued in 2020 based on results of a pre-planned interim sample size analysis conducted by an independent Data Monitoring Committee, which indicated the trial was unlikely to meet its co-primary endpoints upon completion. A Phase 3 clinical trial for OCU310 was completed in 2019 but results of the trial showed OCU310 did not meet its co-primary endpoints. We are no longer pursuing the development of either of these ocular surface diseases product candidates.
Impact of COVID-19 on our Business
The COVID-19 pandemic continues to evolve and we are closely monitoring the situation. If the number of active cases of COVID-19 continues to be high in the United States and elsewhere, the pandemic may delay enrollment in our planned clinical trials. Among other things, continued spread of COVID-19 may result in limitations on global international travel, which may delay key trial activities including necessary interactions with regulators. We may be faced with limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people. Moreover, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to, strain on our suppliers and other third parties and the disruption of our ability to raise capital when needed on acceptable terms, if at all. Disruptions in our operations or supply chain, whether as a result of restricted travel, quarantine requirements or otherwise, could negatively impact our ability to proceed with our clinical trials, preclinical development, and other activities and delay our ability to receive product approval and generate revenue. Impacts that may result from the COVID-19 pandemic remain highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our preclinical development efforts, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
Financial Operations Overview
We have no products approved for commercial sale and have not generated significant revenue to date. We have never been profitable and have incurred operating losses in each year since inception. We incurred net losses of approximately $21.8 million and $20.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $73.3 million and a cash, cash equivalents, and restricted cash balance of $24.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
As of December 31, 2020, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision-maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2020, substantially all of our assets were located in the United States. Our headquarters and operations are located in Malvern, Pennsylvania.
Collaboration revenue
Collaboration revenue consists of royalty payments received in connection with agreements accounted for as collaborative arrangements under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements. We assess whether royalty payments from collaboration partners represent consideration from a customer. If the collaboration partner is considered a customer, we account for those payments within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. However, if we conclude that our collaboration partner is not a customer, we will record royalty payments received as collaboration revenue in the period in which the underlying sale occurs and record expenses and expense reimbursements as either research and development expense or general and administrative expense, or a reduction thereof, based on the underlying nature of the expense or expense reimbursement. See Note 4 in the notes to the consolidated financial statements included in this report for additional information.
Research and development expense
Research and development costs are expensed as incurred. These costs consist of internal and external expenses. Internal expenses include the cost of salaries, benefits, severance, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, as well as allocated rent and utilities expenses. External expenses include development, clinical trials, patent costs, and regulatory compliance costs incurred with research organizations, contract manufacturers, and other third-party vendors. License fees paid to acquire access to proprietary technology are expensed to research and development unless it is determined that the technology is expected to have an alternative future use. All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred to research and development expense due to the uncertainty about the recovery of the expenditure. We record costs for certain development activities, such as clinical trials, based on our evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as the case may be.
Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidate. We anticipate that our research and development expenses, excluding charges to in-process research and development expense, will increase in 2021 as compared to 2020 as we evaluate the clinical, regulatory, and commercialization path for COVAXIN in the United States as well as conduct preclinical and clinical activities with respect to our other product candidates. We are planning to initiate two Phase 1/2a clinical trials for OCU400 in the United States in the second half of 2021 and Phase 1/2a clinical trials for OCU410 and OCU200 in 2022. We are also currently evaluating options to commence OCU400 clinical trials in Europe in 2022.

Our research and development expenses are not currently tracked on a program-by-program basis for indirect and overhead costs. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying, developing, and commercializing product candidates.
At this time, due to the inherently unpredictable nature of preclinical and clinical development as well as regulatory approval and commercialization, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in our continued development and commercialization efforts. As a result of these uncertainties, successful development and completion of clinical trials as well a regulatory approval and commercialization are uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to our ability to enter into collaborations with respect to each product candidate, the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of each product candidates.
General and administrative expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, severance, insurance, and stock-based compensation expense, for employees in executive, accounting, and other administrative functions. General and administrative expense also includes corporate facility costs, including rent and utilities, insurance premiums, legal fees related to corporate matters, and fees for auditing, accounting, and other consulting services.
We anticipate that our general and administrative expenses will increase in 2021 as compared to 2020 as a result of higher corporate infrastructure costs including, but not limited to accounting, legal, human resources, consulting, and investor relations fees. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.
Severance-related expense
In June 2020, we communicated notice to five employees of termination of their employment. This reduction represented one-third of our workforce at the time of communication. All terminations were “without cause” and each employee received termination benefits upon departure. The termination dates varied for each employee and ranged from June 30, 2020 to December 31, 2020.
As a result of the workforce reduction, we recognized severance-related charges of $1.1 million during the year ended December 31, 2020. For the year ended December 31, 2020, we recognized $0.2 million of severance-related charges within general and administrative expense and $0.9 million of severance-related charges within research and development expense. We expect to pay severance benefits of $0.7 million in 2021.
Change in fair value of derivative liabilities
Change in fair value of derivative liabilities includes the change in fair value each reporting period of (a) the conversion and change in control features embedded in certain convertible notes, which were required to be bifurcated and recognized at fair value, and (b) the change in the fair value of the Series B Warrants that were issued in connection with a Securities Purchase Agreement entered into with certain accredited investors in June 2019. The change in fair value of derivative liabilities was $3.2 million during the year ended December 31, 2019. There were no derivative instruments fair valued on a recurring basis during the year ended December 31, 2020.
Interest expense
Interest expense primarily includes debt coupon interest, the amortization of debt issuance costs, and the accretion of debt discounts.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reported period. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
While our significant accounting policies are described in more detail in the notes to the consolidated financial statements appearing elsewhere in this report, we believe that the following accounting policies and estimates are those most critical to the preparation of our consolidated financial statements:
Stock-based compensation
We account for our stock-based compensation awards in accordance with the FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing agreements, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We use the Black-Scholes option-pricing model to determine the fair value of options granted. We recognize forfeitures as they occur.
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
Estimating the fair value of options requires the input of subjective assumptions, including expected life of the option, stock price volatility, the risk-free interest rate, and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent our best estimates and involve a number of variables, uncertainties, assumptions, and the application of our judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
These assumptions used in our Black-Scholes option-pricing model are as follows:
Expected Term. Due to the historical lack of a public market for the trading of our common stock and the lack of sufficient company-specific historical data, the expected term of employee options is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
Expected Volatility. The expected volatility is based on historical volatilities of us and similar entities within our industry for periods commensurate with the expected term assumption.
Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
Expected Dividends. The expected dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.
Stock-based compensation expense was $0.7 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, we had $1.1 million of unamortized stock-based compensation expense related to unvested service-based stock options, which is expected to be recognized over a remaining weighted-average vesting period of two years.
Change in Fair Value of Derivative Liabilities
We issued convertible notes in 2018 and 2019 that contained embedded conversion and change in control features. The fair values of the embedded conversion and change in control features at the issuance of each convertible note and at the end of each reporting period were estimated using an income approach model. Inputs into this model included the expected time until conversion or change in control and our estimates of probability of conversion or change in control occurring, which were classified as Level 3 fair value inputs. There were no such derivatives valued as of December 31, 2020 and 2019, due to either the payment or conversion of the related convertible note. The change in fair value of the embedded conversion and change in control features was recognized within other income (expense) in the consolidated statements of operations and comprehensive loss until the payment or conversion of each convertible note. The change in fair value of derivative liabilities for the convertible notes was $1.3 million during the year ended December 31, 2019. Due to the conversions and payments of the convertible notes during 2019, no change in fair value of derivative liabilities was recorded during the year ended December 31, 2020 for the convertible notes.
In 2019, we also issued warrants to purchase our common stock: the Series A Warrants, Series B Warrants, and Series C Warrants (collectively the "Pre-Merger Financing Warrants") and we accounted for these warrants in accordance with FASB ASC Topic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The Series A Warrants and Series C Warrants were determined to meet the criteria for equity classification. The Series B Warrants were recognized as a derivative liability at fair value as the Series B Warrants did not meet the criteria related to equity indexation. The fair value of Series B Warrants was estimated using the Monte Carlo simulation model. Key fair value inputs included the starting stock price, expected stock price volatility during the Reset Period (as defined in the Series B Warrants), and additional shares issued from escrow. The methodology for measuring fair value was sensitive to the expected stock volatility assumption input. Upon conclusion of the Reset Period, we estimated the fair value of the Series B Warrants using a Black-Scholes valuation model. Inputs used in the valuation were unobservable and were therefore classified as Level 3 fair value inputs.
The Series B Warrants change in fair value each reporting period for the derivative liability was recognized within the consolidated statements of operations and comprehensive loss until the Series B Warrants were reclassified as equity in November 2019 following a final mark to market upon the completion of a Reset Period (as defined in the Series B Warrants) pursuant to which the number of shares of common stock underlying the Series B Warrants was increased based on the trading price for the common stock. The change in fair value of derivative liability for the Series B Warrants was $1.9 million during the year ended December 31, 2019. Due to the Series B Warrants reclassification as equity during 2019, no change in fair value of derivative liabilities was recorded during the year ended December 31, 2020 for the Series B Warrants.
Accounting for the Warrant Exchange
On April 22, 2020, we and OpCo entered into Amendment and Exchange Agreements (each an "Exchange Agreement" and collectively, the "Exchange Agreements") with the Series A Warrants holders. Pursuant to the Exchange Agreements, among other things, the number of common stock issuable upon the exercise of the Series A Warrants was adjusted. Concurrently with the Exchange Agreements, the Series A Warrants holders exchanged the Series A Warrants for shares of common stock and promissory notes (the "Warrant Exchange Promissory Notes") (collectively, the "Warrant Exchange").
We accounted for the Warrant Exchange by recognizing the fair value of the consideration transferred in excess of the carrying value of the Series A Warrants as a reduction of additional paid-in capital. The fair value of the consideration transferred was comprised of (i) the fair value of the common stock issued based on the number of shares issued and our stock price on the date of issuance and (ii) the fair value of the Warrant Exchange Promissory Notes at the date of issuance based on Level 2 fair value inputs. The fair value of the consideration transferred was in excess of the fair value of the Series A Warrants immediately prior to the consideration transfer. The excess consideration was accounted for as a deemed dividend to the Series A Warrant holders and is reflected as an additional net loss attributed to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2020. The fair value of the Series A Warrants immediately prior to the consideration transfer was estimated using a Black-Scholes valuation model. Inputs used in the valuation were unobservable and were therefore classified as Level 3 fair value inputs. See Note 11 in the notes to the consolidated financial statements included in this report for additional information.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019:

	Year ended December 31,
(in thousands)	2020	2019	Change
Revenues
Collaboration revenue	$43	$—	$43
Total revenues	43	—	43
Operating expenses
Research and development	$6,353	$8,086	$(1,733)
In-process research and development	7,000	—	7,000
General and administrative	7,974	6,077	1,897
Total operating expenses	21,327	14,163	7,164
Loss from operations	(21,284)	(14,163)	(7,121)
Other income (expense)
Change in fair value of derivative liabilities	—	(3,187)	3,187
Loss on debt conversion	—	(341)	341
Interest income	1	1	—
Interest expense	(721)	(1,768)	1,047
Other income (expense)	183	(785)	968
Total other income (expense)	(537)	(6,080)	5,543
Net loss	$(21,821)	$(20,243)	$(1,578)
Collaboration revenue
Collaboration revenue increased by $42,620 for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of a collaboration agreement with Advaite, Inc. for the development of Advaite's RapCov COVID-19 Testing Kit, which commenced in April 2020. We did not have any collaboration revenue during the year ended December 31, 2019.
Research and development expense
Research and development expense decreased by $1.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to a decrease of $2.5 million related to the discontinuation of OCU310 clinical trial activities in 2019 and a decrease of $0.3 million in employee-related expenses, partially offset by an increase of $0.9 million in severance-related charges related to the employee terminations announced in June 2020 and $0.2 million related to consulting fees.
In-process research and development expense
In-process research and development expense increased by $7.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of the NeoCart asset, which ceased to meet the criteria to be classified as held for sale during the year ended December 31, 2020. See Note 3 in the notes to the consolidated financial statements included in this report for additional information.
General and administrative expense
General and administrative expenses increased by $1.9 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase of $0.9 million in insurance premiums, $0.5 million in employee-related expenses, $0.3 million in Board of Director fees, and $0.2 million in severance-related charges related to the employee terminations announced in June 2020, partially offset by a decrease of $0.2 million in consulting fees.

Change in fair value of derivative liability
The change in fair value of derivative liability was a loss of $3.2 million for the year ended December 31, 2019 due to the remeasurements of derivative liabilities related to the Series B Warrants and certain convertible notes. We did not have recurring fair value measurements of derivative liabilities for the year ended December 31, 2020 due to the reclassification of the Series B Warrants to equity and the conversions of convertible notes.
Loss on debt conversion
The loss on debt conversion was $0.3 million for the year ended December 31, 2019 relating to conversions in 2019 of certain convertible notes. We did not have a loss on debt conversion during the year ended December 31, 2020.
Interest expense
Interest expense was $0.7 million for the year ended December 31, 2020 and $1.8 million for the year ended December 31, 2019. The decrease in interest expense was primarily due to the conversions and/or payments of all convertible notes during 2019. Interest expense for the year ended December 31, 2020 primarily relates to the Warrant Exchange Promissory Notes.
Other income (expense)
Other income was $0.2 million for the year ended December 31, 2020. Other expense was $0.8 million for the year ended December 31, 2019. Other income for the year ended December 31, 2020 primarily relates to the recognition of deferred grant proceeds. Other expense for the year ended December 31, 2019 primarily relates to equity issuance costs related to the Series B Warrants which were expensed during the year ended December 31, 2019 since the Series B Warrants were liability classified.
Liquidity and Capital Resources
As of December 31, 2020, we had $24.2 million in cash, cash equivalents, and restricted cash. We have not generated significant revenue to date and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. Specifically, since our inception and through December 31, 2020, we have raised an aggregate of $90.3 million to fund our operations, of which $77.7 million was from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $2.1 million was from debt, and $0.2 million from grant proceeds.
During the year ended December 31, 2020, we sold an aggregate of 108.1 million shares of our common stock in separate at-the-market offerings ("ATMs") commenced in May 2020, June 2020, and August 2020. We sold 34.3 million shares under the May 2020 ATM, 24.8 million shares under the June ATM, and 49.0 million shares under the August 2020 ATM. During the year ended December 31, 2020, we received net proceeds of $36.3 million from the ATMs. The offerings were made pursuant to our effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplements related to the offerings dated May 8, 2020, June 12, 2020, and August 17, 2020. As of December 31, 2020, we had sold all of the shares of common stock available for issuance under the prospectus supplements filed on May 8, 2020 and June 12, 2020 in connection with the May 2020 and June 2020 ATMs. See Note 9 in the notes to the consolidated financial statements included in this report for additional information.
In February 2021, we entered into a Securities Purchase Agreement pursuant to which we sold in a registered direct offering (the "Registered Direct Offering") 3.0 million shares and received net proceeds of $21.2 million, after deducting placement agent fees and related offering expenses of $1.7 million.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $21.8 million and $20.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $73.3 million. In addition, as of December 31, 2020, we had accounts payable and accrued expenses of $3.3 million and indebtedness of $2.1 million.

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(14,709)	$(16,893)
Net cash used in investing activities	(307)	(2,357)
Net cash provided by financing activities	31,611	25,066
Net increase in cash, cash equivalents and restricted cash	$16,595	$5,816
Operating activities
Cash used in operating activities was $14.7 million for the year ended December 31, 2020 compared with $16.9 million for the year ended December 31, 2019. The decrease in cash used in operating activities was primarily driven by a decrease in payments for accounts payable offset by an increase in prepayments, current and other assets during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Investing activities
Cash used in investing activities was $0.3 million for the year ended December 31, 2020 compared with $2.4 million for the year ended December 31, 2019. The decrease in cash used by investing activities was primarily driven by the payment of acquisition costs related to the Merger during the year ended December 31, 2019 with no comparable payments made during the year ended December 31, 2020, partially offset by an increase in the purchases of property and equipment made during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Financing activities
Cash provided by financing activities was $31.6 million for the year ended December 31, 2020 compared to $25.1 million for the year ended December 31, 2019. During the year ended December 31, 2020, cash provided by financing activities was primarily driven by gross proceeds of $37.8 million received under May 2020, June 2020, and August 2020 ATMs and $0.9 million in proceeds from the issuance of debt, partially offset by payments of equity issuance costs of $1.5 million and repayments of debt of $5.6 million. During the year ended December 31, 2019, cash provided by financing activities included proceeds from the issuance of common stock and the Pre-Merger Financing Warrants in connection with the Merger of $22.6 million, proceeds from the issuance of convertible debt of $6.8 million, and proceeds from an April 2019 stock subscription agreement of $1.0 million, partially offset by repayments of debt of $5.3 million.
Indebtedness
On April 30, 2020, we were granted a loan from Silicon Valley Bank ("SVB") in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020, which was enacted on March 27, 2020. The loan was in the form of a promissory note dated April 30, 2020 in favor of SVB (the "PPP Note"). The PPP Note matures on April 30, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest payments are payable monthly commencing on either (i) the date the Small Business Administration compensates SVB for any forgiven amounts or (ii) 10 months after the end of our loan forgiveness covered period, which ended in October 2020. Certain amounts of the loan may be forgiven if they are used for qualifying expenses as described by the PPP. At December 31, 2020, there was $0.4 million of principal outstanding under the PPP Note.
On April 22, 2020, we issued the Warrant Exchange Promissory Notes with an aggregate principal amount of $5.6 million to existing investors in connection with the Warrant Exchange. The Warrant Exchange Promissory Notes had a maturity date of April 21, 2021 and did not bear interest. The Warrant Exchange Promissory Notes permitted prepayment in whole or in part at any time without penalty or premium. In the event that we consummated a financing transaction that generated cash to us, we were required to use 20% of the net proceeds of such transaction to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if the transaction occurred on or prior to August 22, 2020, and 30% of the net proceeds to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if the transaction occurred after August 22, 2020. During the year ended December 31, 2020, we made payments to the Warrant Exchange Promissory Note holders of $5.6 million, causing the Warrant Exchange Promissory Notes to be repaid in full and no longer outstanding at December 31, 2020.

In September 2016, pursuant to U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the "EB-5 Program"), we entered into entered into an arrangement (the “EB-5 Loan Agreement”) to borrow up to $10.0 million from EB5 Life Sciences, L.P. in $0.5 million increments. Borrowings are at a fixed interest rate of 4.0% and are to be utilized in the clinical development, manufacturing, and commercialization of our products and for our general working capital needs. Outstanding borrowings pursuant to the EB-5 Program become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. Under the terms and conditions of the EB-5 Loan Agreement, we borrowed $0.5 million on March 26, 2020. At December 31, 2020, there was $1.5 million of principal outstanding under the EB-5 Loan Agreement.
Funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we continue research and development, including preclinical and clinical development of our product candidates, contract to manufacture our product candidates, add operational, financial and information systems to execute our business plan, maintain, expand and protect our patent portfolio, and operate as a public company.
Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs, and results of clinical trials for our product candidates;
•the outcome, timing, and cost of the regulatory approval process for our product candidates by the FDA including EUA for COVAXIN;
•future costs of manufacturing and commercialization, including COVAXIN if authorized or approved;
•the cost of filing, prosecuting, defending, and enforcing our patent claims and other intellectual property rights;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;
•the costs of expanding infrastructure, as well as the higher corporate infrastructure costs associated with operating as a public company;
•the expenses needed to attract and retain skilled personnel;
•the extent to which we in-license or acquire other products, product candidates, or technologies; and
•the impact of the COVID-19 pandemic.
Our management plans to continue to raise additional capital to support the development and commercialization of our product candidates through public and private placements of equity and/or debt, payments from potential strategic research and development, sale of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, and other funding from the government. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
As of December 31, 2020, we had cash, cash equivalents, and restricted cash of approximately $24.2 million, and since that date we have received net proceeds of $4.8 million from the sale of our common stock under the August 2020 ATM and net proceeds of $21.2 million from the sale of our common stock under the Registered Direct Offering. As a result of our cash, cash equivalents, and restricted cash balance as of December 31, 2020 and the net proceeds received subsequent to December 31, 2020 from the August 2020 ATM and the Registered Direct Offering, we believe that our cash, cash equivalents, and restricted cash will enable us to fund our operating expenses and capital expenditure requirements through at least one year from the date the consolidated financial statements included in this report are issued.
Off-Balance Sheet Arrangements
We did not have off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission ("SEC").

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in conformity with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Series B Convertible Preferred Stock Certificate of Designation
On March 18, 2021, we filed the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) in connection with the issuance of 54,745 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) to Bharat Biotech pursuant to a Preferred Stock Purchase Agreement.
Each share of Series B Preferred Stock is convertible, at the option of Bharat Biotech, into 10 shares of our common stock only after (i) our receipt of stockholder approval to increase the number of authorized shares of common stock under our Sixth Amended and Restated Certificate of Incorporation and (ii) our receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to a supply agreement expected to be entered into with respect to the parties' Covaxin Agreement, and further on the terms and subject to the conditions set forth in the Series B Certificate of Designation. The conversion rate of the Series B Preferred Stock is subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to our common stock.
Holders of Series B Preferred Stock are entitled to receive dividends on Series B Preferred Stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock, when and if such dividends are paid. Except as provided by law and certain protective provisions set forth in the Series B Certificate of Designation, the Series B Preferred Stock has no voting rights. Upon our liquidation or dissolution, holders of Series B Preferred Stock will be entitled to receive the same amount that a holder of common stock would receive if the preferred stock were fully converted to common stock.
2021 Annual Stockholder Meeting
Our Board of Directors has established Friday, June 11, 2021 as the date of our 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”).
In light of the ongoing COVID-19 pandemic, for the safety of our stockholders and in accordance with federal, state, and local guidance that has been issued regarding group gatherings, we have decided that the 2021 Annual Meeting will be held in a virtual format only, via the Internet, with no physical in-person meeting. Stockholders of record at the close of business on Monday, April 19, 2021 will be entitled to vote at the 2021 Annual Meeting.
Because the date of the 2021 Annual Meeting has been advanced by more than 30 calendar days from the date of the preceding year’s annual meeting, in accordance with Rule 14a-5(f) under the Exchange Act, we are informing stockholders of certain dates related to the 2021 Annual Meeting.
Pursuant to Rule 14a-8 under the Exchange Act, a stockholder intending to present a proposal to be included in the proxy materials for the 2021 Annual Meeting must deliver a proposal in writing to our principal executive offices no later than a reasonable time before we begin printing and mailing the proxy materials for the 2021 Annual Meeting. According to our bylaws, a stockholder must provide notice to the our corporate secretary of proposals intended to be presented at, but not included in the proxy materials for, the 2021 Annual Meeting, including director nominations for election to our Board of Directors, in a timely manner. Under our bylaws, in order to be timely, in the event that the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, notice by the stockholder must be delivered to us by the close of business on the later of (x) the 90th day prior to such annual meeting or (y) the 10th day following the day on which public announcement of the date of such meeting is first made.
As such, the new deadline for submission of proposals to be included in the proxy materials or otherwise to be considered at the 2021 Annual Meeting is the close of business on Monday, March 29, 2021, which we consider a reasonable time before we will begin printing and mailing proxy materials and is the 10th day following the date of filing of this Annual Report. Proposals should be addressed to: Corporate Secretary, Ocugen, Inc., 263 Great Valley Parkway, Malvern, PA 19355. Any such proposal must (i) meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the 2021 Annual Meeting and (ii) contain the information specified in, and otherwise comply with, our bylaws. We may omit any proposal from the proxy materials that does not comply with the SEC’s rules.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11.     Executive Compensation.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14.    Principle Accountant Fees and Services.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

3.5*	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Ocugen, Inc.

3.6	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed on October 1, 2019, and incorporated herein by reference)

4.1*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2
Amended and Restated Royalty Agreement dated as of October 14, 2014 (filed as Exhibit 4.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on November 7, 2014, and incorporated herein by reference)

4.3	Form of Series A Investor Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on October 7, 2019, and incorporated herein by reference)

4.4	Form of Series B Investor Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on October 7, 2019, and incorporated herein by reference)

4.5	Form of Series C Investor Warrant (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K as filed on October 7, 2019, and incorporated herein by reference)

4.6	Form of Amendment to Warrants to Purchase Common Stock (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on November 6, 2019, and incorporated herein by reference)

4.7
Registration Rights Agreement, dated June 13, 2019, by and among the Registrant and certain investors named therein (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K as filed on June 14, 2019, and incorporated herein by reference)

4.8*	Form of Common Stock Purchase Warrant

10.1+
Ocugen, Inc. 2014 Stock Option Plan (filed as Exhibit 10.30 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.2+
Form of Incentive Stock Option Agreement under Ocugen, Inc. 2014 Stock Option Plan (filed as Exhibit 10.31 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.3+
Form of Nonstatutory Stock Option Agreement under Ocugen, Inc. 2014 Stock Option Plan (filed as Exhibit 10.32 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

Exhibit	Description

10.4+	Ocugen, Inc. 2019 Equity Incentive Plan (filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A as filed on November 8, 2019, and incorporated herein by reference)

10.5+
Form of Incentive Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan (filed as exhibit 10.29 to the Registrant's Form 10-K as filed on March 27, 2020, and incorporated herein by reference)

10.6+
Form of Nonstatutory Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan (filed as exhibit 10.30 to the Registrant's Form 10-K as filed on March 27, 2020, and incorporated herein by reference)

10.7+*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement

10.8#
Exclusive License Agreement, effective as of March 3, 2014, between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.9#
First Amendment to the Exclusive License Agreement, dated as of January 23, 2017, by and between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.10
Letter of Understanding, dated November 8, 2017, between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.11#
Exclusive License Agreement, effective as of December 19, 2017, between The Schepens Eye Research Institute, Inc and Ocugen Opco, Inc. (filed as Exhibit 10.37 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.12*#	Lease Agreement, dated October 9, 2020, by and between the Registrant and WPT Land 2 LP

10.13
Loan and Security Agreement, effective as of September 12, 2016, by and between EB5 Life Sciences, LP and Ocugen Opco, Inc. (filed as Exhibit 10.42 to the Registrant’s Registration Statement on Form S-4/A (SEC File No. 333-232147), as filed on July 23, 2019, and incorporated herein by reference)

10.14
Asset Purchase Agreement dated May 8, 2019 by and between the Registrant and Medavate Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 13, 2019, and incorporated herein by reference)

10.15
Amendment No. 1 to Asset Purchase Agreement, dated September 26, 2019, by and between the Registrant and Medavate Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on October 1, 2019, and incorporated herein by reference)

10.16
Amendment No. 2 to Asset Purchase Agreement, dated October 4, 2019, by and between the Registrant and Medavate Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on October 7, 2019, and incorporated herein by reference)

10.17#
Co-Development and Commercialization Agreement, dated as of September 27, 2019, by and among the Registrant and CanSino Biologics Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 12, 2019, and incorporated herein by reference)

10.18+
Employment Agreement, dated as of September 10, 2019, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 12, 2019, and incorporated herein by reference)

10.19+
Amendment to Executive Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 8, 2020, and incorporated herein by reference)

10.20+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference)

Exhibit	Description

10.21+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Daniel Jorgensen (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference)

10.22+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Rasappa Arumugham (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference)

10.23+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Vijay Tammara (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 8, 2020, and incorporated herein by reference)

10.24
At Market Issuance Sales Agreement, dated August 14, 2020, by and among the Registrant, Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed August 17, 2020, and incorporated herein by reference)

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
_____________________
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

Ocugen, Inc.

Dated: March 19, 2021	/s/ Shankar Musunuri, Ph.D., MBA
Shankar Musunuri, Ph.D., MBA Chief Executive Officer & Chairman (Principal Executive Officer)

Dated: March 19, 2021	/s/ Sanjay Subramanian
Sanjay Subramanian Chief Financial Officer (Principal Financial Officer and Accounting Officer)
Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date
/s/
/s/ Shankar Musunuri	Chairman, Chief Executive Officer and Director	March 19, 2021
Shankar Musunuri	(Principal Executive Officer)

/s/ Sanjay Subramanian	Chief Financial Officer	March 19, 2021
Sanjay Subramanian	(Principal Financial and Accounting Officer)

/s/ Ramesh Kumar	Director	March 19, 2021
Ramesh Kumar

/s/ Junge Zhang	Director	March 19, 2021
Junge Zhang

/s/ Uday B. Kompella	Director	March 19, 2021
Uday B. Kompella

/s/ Manish Potti	Director	March 19, 2021
Manish Potti

/s/ Suha Taspolatoglu	Director	March 19, 2021
Suha Taspolatoglu

/s/ Kirsten Castillo	Director	March 19, 2021
Kirsten Castillo

/s/ Prabhavathi Fernandes	Director	March 19, 2021
Prabhavathi Fernandes

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCUGEN, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ocugen, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocugen, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Warrant Amendment and Exchange
Description of the Matter
As discussed in Note 11 to the consolidated financial statements, the Company entered into a subscription agreement in April 2020 that resulted in adjustments to the number of Series A warrants and the exercise price of those warrants. Concurrently, the Company amended the Series A warrants to adjust the number of shares of common stock issuable upon exercise and exchanged the amended Series A warrants for shares for common stock and promissory notes. This series of transactions constituted the Warrant Amendment and Exchange and resulted in a net reduction of additional paid-in capital of $5.2 million which included, among other components, the fair value of common stock issued of $8.6 million and a deemed dividend of $12.5 million to the Series A warrant holders.

Auditing the accounting conclusions for the Warrant Amendment and Exchange was complex due to the unusual and non-recurring nature of the transaction, which required extensive audit effort. In particular, the accounting for the Warrant Amendment and Exchange involved an assessment of whether these transactions should be analyzed as one or separate transactions, whether there were any additional rights or privileges that should be given separate accounting recognition and how the transaction should affect the calculation of net loss per share.

How We Addressed the Matter in Our Audit
To test the accounting for the Warrant Amendment and Exchange, our audit procedures included, among others, inspecting the agreements and evaluating the completeness and accuracy of the Company’s technical accounting analyses of the transactions and application of the relevant accounting guidance. This also included the involvement of subject matter resources to assist in evaluating management’s conclusion on the interpretation and application of the relevant accounting literature.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Philadelphia, Pennsylvania
March 19, 2021

OCUGEN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$24,039,325	$7,444,052
Prepaid expenses and other current assets	1,838,357	1,322,167
Asset held for sale	—	7,000,000
Total current assets	25,877,682	15,766,219
Property and equipment, net	632,967	222,464
Restricted cash	151,226	151,016
Other assets	714,477	667,747
Total assets	$27,376,352	$16,807,446
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$395,034	$1,895,613
Accrued expenses	2,930,395	2,270,045
Short-term debt, net	234,119	—
Operating lease obligation	44,248	172,310
Other current liabilities	9,755	205,991
Total current liabilities	3,613,551	4,543,959
Non-current liabilities
Operating lease obligation, less current portion	389,317	163,198
Long term debt, net	1,823,043	1,072,123
Other non-current liabilities	—	9,755
Total non-current liabilities	2,212,360	1,245,076
Total liabilities	5,825,911	5,789,035
Commitments and contingencies (Note 15)
Stockholders’ equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized; seven issued and outstanding shares at December 31, 2020 and 2019	—	—
Common stock; $0.01 par value; 200,000,000 authorized; 184,133,384 and 52,746,728 shares issued at December 31, 2020 and 2019, respectively; 184,011,884 and 52,625,228 shares outstanding at December 31, 2020 and 2019, respectively	1,841,334	527,467
Treasury Stock, at cost, 121,500 shares at December 31, 2020 and 2019	(47,864)	(47,864)
Additional paid-in capital	93,058,748	62,018,632
Accumulated deficit	(73,301,777)	(51,479,824)
Total stockholders’ equity	21,550,441	11,018,411
Total liabilities and stockholders’ equity	$27,376,352	$16,807,446

See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2020	2019
Revenues
Collaboration revenue	$42,620	$—
Total revenues	42,620	—
Operating expenses
Research and development	6,353,287	8,085,522
In-process research and development	7,000,000	—
General and administrative	7,974,050	6,077,097
Total operating expenses	21,327,337	14,162,619
Loss from operations	(21,284,717)	(14,162,619)
Other income (expense)
Change in fair value of derivative liabilities	—	(3,187,380)
Loss on debt conversion	—	(341,136)
Interest income	1,065	1,214
Interest expense	(720,963)	(1,767,836)
Other income (expense)	182,662	(784,873)
Total other income (expense)	(537,236)	(6,080,011)
Net loss	$(21,821,953)	$(20,242,630)
Deemed dividend related to Warrant Exchange	(12,546,340)	—
Net loss to common stockholders	$(34,368,293)	$(20,242,630)

Shares used in calculating net loss per common share — basic and diluted	112,236,110	13,893,819
Net loss per share of common stock — basic and diluted	$(0.31)	$(1.46)

Net loss	$(21,821,953)	$(20,242,630)
Other comprehensive income (loss)
Foreign currency translation adjustment	—	(451)
Comprehensive loss	$(21,821,953)	$(20,243,081)

See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2018	4,960,552	$49,606	$—	$18,477,598	$451	$(31,237,194)	$(12,709,539)
Stock-based compensation expense	—	—	—	884,089	—	—	884,089
Issuance of common stock for subscription agreement	80,569	806	—	999,194	—	—	1,000,000
Conversion of debt	1,125,673	11,256	—	13,968,532	—	—	13,979,788
Issuance of common stock and warrants for Pre-Merger Financing	4,385,964	43,860	—	13,106,596	—	—	13,150,456
Issuance of stock for reverse asset acquisition, net of $2.6 million of costs	1,651,748	16,517	—	3,549,271	—	—	3,565,788
Reclassification of Series B Warrants from liability to equity	—	—	—	11,255,740	—	—	11,255,740
Issuance of common stock for warrant exercises, net	40,542,222	405,422	—	(222,388)	—	—	183,034
Repurchase of treasury stock	—	—	(47,864)	—	—	—	(47,864)
Foreign currency translation	—	—	—	—	(451)	—	(451)
Net loss	—	—	—	—	—	(20,242,630)	(20,242,630)
Balance at December 31, 2019	52,746,728	$527,467	$(47,864)	$62,018,632	$—	$(51,479,824)	$11,018,411
Stock-based compensation expense	—	—	—	660,317	—	—	660,317
Warrant Exchange	21,920,820	219,208	—	(5,197,084)	—	—	(4,977,876)
Issuance of common stock for subscription agreements and warrant exercises	1,328,405	13,284	—	318,472	—	—	331,756
At-the-market common stock issuance, net of $1.5 million of equity issuance costs	108,137,431	1,081,375	—	35,258,411	—	—	36,339,786
Net Loss	—	—	—	—	—	(21,821,953)	(21,821,953)
Balance at December 31, 2020	184,133,384	$1,841,334	$(47,864)	$93,058,748	$—	$(73,301,777)	$21,550,441

See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(21,821,953)	$(20,242,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	102,110	60,608
Non-cash interest expense	720,963	1,733,521
Non-cash lease expense	189,424	250,361
In-process research and development expense	7,000,000	—
Change in fair value of derivative liability	—	3,187,380
Stock-based compensation expense	660,317	884,089
Loss on debt conversion	—	341,136
Other non-cash	(349,409)	4,803
Changes in assets and liabilities:
Prepaid expenses and other current assets	(369,846)	(1,007,367)
Accounts payable and accrued expenses	(540,847)	(1,628,621)
Other assets	(104,000)	(227,172)
Lease obligations	(195,489)	(249,389)
Net cash used in operating activities	(14,708,730)	(16,893,281)
Cash flows from investing activities
Purchase of property and equipment	(306,825)	(29,446)
Payment of reverse asset acquisition costs	—	(2,327,273)
Net cash used in investing activities	(306,825)	(2,356,719)
Cash flows from financing activities
Financing lease principal payments	(23,856)	(25,866)
Proceeds from issuance of common stock	37,822,025	1,183,034
Payment of equity issuance costs	(1,477,806)	—
Proceeds from issuance of debt	921,415	6,800,000
Payments of debt issuance costs	(5,740)	(99,202)
Repayments of debt	(5,625,000)	(5,290,000)
Purchases of treasury stock	—	(47,864)
Proceeds from Pre-Merger Financing	—	22,546,353
Net cash provided by financing activities	31,611,038	25,066,455
Net increase in cash, cash equivalents and restricted cash	16,595,483	5,816,455
Cash, cash equivalents and restricted cash at beginning of period	7,595,068	1,778,613
Cash, cash equivalents and restricted cash at end of period	$24,190,551	$7,595,068
Supplemental disclosure of non-cash transactions:
Issuance of Warrant Exchange Promissory Notes	$5,625,000	$—
Obligation settled with common stock	$331,218	$—
Purchase of property and equipment	$213,625	$—
Conversion of convertible notes	$—	$13,979,788
Right-of-use assets related to operating leases	$179,599	$470,356
Equity issuance costs	$4,029	$1,150,000
Reverse asset acquisition costs	$—	$2,252,795
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Ocugen, Inc., together with its wholly owned subsidiaries (“Ocugen” or the “Company”), is a biopharmaceutical company focused on developing gene therapies to cure blindness diseases and developing a vaccine to save lives from COVID-19. The Company is located in Malvern, Pennsylvania.
Ocugen is co-developing COVAXIN, a whole-virion inactivated COVID-19 vaccine candidate, with Bharat Biotech International Limited ("Bharat Biotech") for the U.S. market. COVAXIN is being developed to prevent COVID-19 infection in humans and is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. In February 2021, the Company entered into a Co-Development, Supply and Commercialization Agreement (the "Covaxin Agreement") with Bharat Biotech, pursuant to which the Company obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 in humans in the United States, its territories and possessions (the “Ocugen Covaxin Territory”). COVAXIN has been granted approval for emergency use in India. A Phase 3 clinical trial is ongoing in India. The Company is currently evaluating the clinical and regulatory path for COVAXIN in the United States including obtaining Emergency Use Authorization ("EUA") from the U.S. Food and Drug Administration (the "FDA") and, eventually, biologic license application (“BLA”) approval in the U.S. market, as well as the Company's commercialization strategy, if authorized or approved. See Note 16 for additional information about the terms, rights, and obligations under the Covaxin Agreement.
Ocugen is developing a breakthrough modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases ("IRDs") and dry age-related macular degeneration ("AMD"). Ocugen's modifier gene therapy platform is based on nuclear hormone receptors (“NHRs”), which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, Ocugen believes that its gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product.
OCU400 is the Company's first product candidate being developed with the Company's modifier gene therapy platform. OCU400 is a novel gene therapy product candidate with the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including retinitis pigmentosa ("RP") and leber congenital amaurosis ("LCA"). OCU400 has received four Orphan Drug Designations from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. Ocugen is planning to initiate two Phase 1/2a clinical trials for OCU400 in the United States in the second half of 2021. OCU400 additionally received Orphan Medicinal Product Designation from the European Commission, based on the recommendation of the European Medicines Agency, for RP and LCA in February 2021, which Ocugen believes further supports the broad spectrum application of OCU400 to treat many IRDs. Ocugen is currently evaluating options to commence OCU400 clinical trials in Europe in 2022. Ocugen's second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. This candidate is currently in preclinical development. Ocugen is planning to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
Ocugen is also conducting preclinical development for its biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat diabetic macular edema, diabetic retinopathy, and wet AMD. Ocugen had a pre-Investigational New Drug ("IND") meeting with the FDA in November 2020 and received guidance on IND-enabling preclinical studies to support the Phase 1/2a study. Ocugen expects to initiate IND-enabling preclinical studies for OCU200 in 2021. Ocugen plans to initiate a Phase 1/2a clinical trial for OCU200 in 2022.
Ocugen was developing OCU300, a small molecule therapeutic for the treatment of symptoms associated with ocular graft-versus-host disease. The Phase 3 clinical trial for OCU300 was discontinued in 2020 based on results of a pre-planned interim sample size analysis conducted by an independent Data Monitoring Committee, which indicated the trial was unlikely to meet its co-primary endpoints upon completion. Ocugen is no longer pursuing the development of this product candidate.
Merger with Histogenics
On September 27, 2019, the Company, which was formerly known as Histogenics Corporation ("Histogenics"), completed a reverse merger (the "Merger") with Ocugen OpCo, Inc. ("OpCo") in accordance with the terms of the Agreement and Plan of

Merger and Reorganization, dated as of April 5, 2019, by and among OpCo, Restore Merger Sub, Inc., the Company's wholly owned subsidiary ("Merger Sub"), and the Company, as amended (the "Merger Agreement") pursuant to which Merger Sub merged with and into OpCo, with OpCo surviving as the Company's wholly owned subsidiary. Immediately after completion of the Merger, the Company changed its name to Ocugen, Inc. and the business previously conducted by OpCo became the business conducted by the Company. OpCo is deemed to be the accounting acquirer. Accordingly, the historical financial statements of OpCo became the Company’s historical financial statements, including the comparative prior periods. See Note 3 for additional information.
Going Concern Consideration
The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) assuming the Company will continue as a going concern. As of December 31, 2020, the Company had cash, cash equivalents, and restricted cash of approximately $24.2 million, and since that date the Company has received net proceeds of $4.8 million from the sale of the Company's common stock in an at-the-market offering (“ATM") commenced in August 2020 and net proceeds of $21.2 million from the sale of the Company's common stock in a registered direct offering (the "Registered Direct Offering"). See Note 9 for additional information about the August 2020 ATM. See Note 16 for additional information about the Registered Direct Offering. As a result of the Company's cash, cash equivalents, and restricted cash balance as of December 31, 2020 and the net proceeds received subsequent to December 31, 2020 from the August 2020 ATM and the Registered Direct Offering, the Company believes that its cash, cash equivalents, and restricted cash will enable the Company to fund its operating expenses and capital expenditure requirements through at least one year from the date the audited consolidated financial statements are issued.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements included herein have been prepared in conformity with GAAP and under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Ocugen, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.
Use of Estimates
In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include those used in the estimation of clinical trial accruals, warrant transactions, asset held for sale, and the valuation of debt and equity instruments, including embedded derivatives, and stock-based compensation.
Collaboration Arrangements
The Company assesses whether collaboration agreements are subject to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”), based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner represent consideration from a customer, the Company accounts for those payments within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). However, if the Company concludes that its collaboration partner is not a customer, the Company will record royalty payments received as collaboration revenue in the period in which the underlying sale occurs and record expenses and expense reimbursements as either research and development expense or general and administrative expense, or a reduction thereof, based on the underlying nature of the expense or expense reimbursement.
The Company has two agreements accounted for as collaborative agreements within the scope of ASC 808. See Note 4 for additional information.

Exit and Disposal Activities
The Company records liabilities for one-time termination benefits in accordance with FASB ASC Topic 420, Exit and Disposal Cost Obligations ("ASC 420"). In accordance with ASC 420, an arrangement for one-time termination benefits exists at the date the plan of the termination meets the following criteria: (i) management commits to a plan of termination; (ii) the plan identifies the impacted employees and expected completion date; (iii) the plan identifies the terms of the benefits arrangement; (iv) it is unlikely significant changes to the plan will be made or the plan will be withdrawn; and (v) the plan has been communicated to employees. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits, are recognized ratably over the future service period.
The Company records liabilities for employee termination benefits covered by ongoing benefit arrangements in accordance with FASB ASC Topic 712, Compensation—Nonretirement Postemployment Benefits ("ASC 712"). In accordance with ASC 712, costs for termination benefits under ongoing benefits arrangements are recognized when management has committed to a plan of termination and the costs are probable and estimable.
Severance-related charges, once incurred, are recognized as either research and development expense or general and administrative expense within the consolidated statements of operations and comprehensive loss depending on the job function of the employee.
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
As of December 31, 2019, the Company had an intangible asset held for sale. The intangible asset qualified and was recorded as held for sale as of the date of the Merger and was carried at its original fair value less cost to sell of $7.0 million. The Company concluded during the year ended December 31, 2020, that a sale of the intangible asset held for sale was no longer probable to be completed within one year from the date the intangible asset was initially recorded as held for sale. As such, the carrying value of the intangible asset was reduced to zero with the corresponding charge of $7.0 million recognized as in-process research and development expense during the year ended December 31, 2020 as the in-process research and development does not have an alternative future use.
Although the Company has concluded that a sale of the intangible asset is no longer probable to be completed within one year from the date the intangible asset was initially recorded as held for sale, the Company is party to an Asset Purchase Agreement (as defined within Note 3) related to the intangible asset as of December 31, 2020, and continues to market the asset for sale. In the event of a sale of the intangible asset under the Asset Purchase Agreement or to another party, the Company will account for the sale in the period in which the sale occurs.
Fair Value Measurements
The company follows the provisions of the FASB ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair measurements.
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
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
As of December 31, 2020, the Company believes the fair values using Level 2 inputs of the PPP Note and the borrowings under the EB-5 Loan Agreement (both as defined in Note 10) approximate their carrying values. See Note 10 for additional information.
Derivative Instruments
The Company does not have derivative hedging instruments used to mitigate risk. The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument, in accordance with FASB ASC Topic 815, Derivatives and Hedging. The Company additionally follows the provisions of ASC Topic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity for warrants issued, which is the authoritative guidance on accounting for derivative financial instruments indexed and potentially settled in a company's own stock. In order to determine if a contract is considered indexed to the Company's own stock for the purposes of determining liability versus equity classification, the Company performs a two-step analysis: (i) evaluate whether the contract contains any exercise contingencies and, if so, whether they disqualify the contract from being classified as equity; and (ii) assess whether the settlement terms are consistent with equity classification.
For derivative instruments that are accounted for as liabilities, including liability-designated warrants, the derivative instrument is initially recorded at its fair value as a derivative liability and is then revalued at each reporting date, with changes in the fair value reported as other income (expense) in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.
The Company had derivative instruments that were fair valued on a recurring basis using Level 3 inputs during the year ended December 31, 2019. There were no derivative instruments fair valued on a recurring basis using Level 3 inputs during the year ended December 31, 2020.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash and cash equivalents may include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government and U.S. government agency obligations. The Company’s restricted cash balance consists of cash held to collateralize a corporate credit card account.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$24,039,325	$7,444,052
Restricted cash	151,226	151,016
Total cash, cash equivalents and restricted cash	$24,190,551	$7,595,068

Property and Equipment, Net
Property and equipment is recorded at cost. Significant additions or improvements are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Gains and losses on disposal of assets are included in the consolidated statements of operations and comprehensive loss. Depreciation is calculated using the straight-line method and is recognized over the expected useful life of the underlying asset. Then Company's property and equipment includes office equipment, lab equipment, leasehold improvements, and a right-of-use asset under the Company's financing lease. The Company's office equipment includes computers and other office technology equipment with a useful life of five years as well as furniture and fixtures with a useful life of seven years. The Company's lab equipment has a useful life of five years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. If a leasehold improvement transfers ownership to the Company at the end of the lease term, the leasehold improvement is amortized over its useful life. The right-of-use asset under the Company's financing lease is amortized over five years, which represents the estimated useful life of the underlying leased equipment. See Note 6 for additional information about the Company's financing lease.
Leases
The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected not to account for separately for all classes of underlying assets. Lease expense for variable lease components is recognized when the obligation is probable.
Operating leases are included in other assets and operating lease obligations on the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases real estate classified as operating leases. FASB ASC Topic 842, Leases ("ASC 842") requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments.
The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the Company’s leases as the reasonably certain threshold has not been met.
Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of an option to purchase the underlying asset if reasonably certain.
Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance is probable. Variable lease payments include the Company's proportionate share of utilities and other operating expenses and are presented as operating expenses in the Company’s consolidated statements of operations and comprehensive loss in the same line item as expense arising from fixed lease payments.
Stock-based compensation
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing agreements, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. The Company recognizes forfeitures as they occur.
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
Estimating the fair value of options requires the input of subjective assumptions, including expected life of the option, stock price volatility, the risk-free interest rate, and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties, assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, the Company’s stock-based compensation expense could be materially different in the future.

These assumptions used in Ocugen’s Black-Scholes option-pricing model are as follows:
Expected Term. Due to the historical lack of a public market for the trading of Ocugen common stock and the lack of sufficient company-specific historical data, the expected term of employee options is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or the Company’s tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established.
The Company accounts for uncertain tax positions recognized in the consolidated financial statements by prescribing a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.
Segment Information
As of December 31, 2020, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker, the Company's Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2020, substantially all of the Company's assets were located in the United States.
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
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, ASC 606 guidance should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance to ASC 808 to align with the guidance in ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the collaborative arrangement is within the scope of ASC 606. The standard also precludes a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties with revenue from contracts with customers recognized under ASC 606 if the collaborative arrangement participant is not a customer. This standard was effective for the Company on January 1, 2020. Consistent with the guidance in this standard, the Company assesses whether collaboration arrangements are within the scope of ASC 606. For collaboration arrangements that are not within the scope of ASC 606, applicable transactions with collaborative arrangement participants are presented as collaboration revenue rather than revenue from contracts with customers. See above and Note 4 for additional information.

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
3.    Merger and Pre-Merger Financing
Pre-Merger Financing
In June 2019, OpCo and Histogenics entered into a Securities Purchase Agreement (as amended, the "Financing SPA") with certain accredited investors (the "Investors"). Pursuant to the Financing SPA, among other things, (i) immediately prior to the Merger, OpCo issued 2.2 million shares of common stock to the Investors, (ii) on October 4, 2019, the Company issued 2.2 million shares of the Company's common stock to the Investors and (iii) on October 4, 2019, the Company issued three series of warrants to purchase shares of the Company’s common stock (the “Series A Warrants,” the “Series B Warrants” and the “Series C Warrants” and collectively, the “Pre-Merger Financing Warrants”) in exchange for an aggregate purchase price of $25.0 million (the "Pre-Merger Financing"). See Note 11 for additional information.
Merger with Histogenics
On September 27, 2019, the Company completed the Merger in accordance with the terms of the Merger Agreement. The Merger was structured as a stock-for-stock transaction whereby all of OpCo’s outstanding shares of common stock and securities convertible into or exercisable for OpCo’s common stock were converted into the right to receive Histogenics’ common stock and securities convertible into or exercisable for Histogenics’ common stock. Immediately following the Merger, the former equity holders of OpCo owned 84.25% of the outstanding capital stock of the Company, and the equity holders of the Company immediately before the Merger owned 15.75% of the outstanding capital stock of the Company.
In accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”), the Company concluded that, while Histogenics was the legal acquirer, OpCo was the accounting acquirer due to the fact that (i) OpCo’s shareholders had the majority of the voting rights in Ocugen, (ii) OpCo held all of the board seats of the combined company, and (iii) OpCo management held all key positions in the management of the combined company. The Company further concluded that Histogenics did not meet the definition of a business under ASC 805 due to the fact that substantially all of the fair value of the gross assets disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets. Therefore, the Merger was accounted for as a reverse asset acquisition.
NeoCart
Histogenics’ product, NeoCart, is an innovative cell therapy that utilizes various aspects of its restorative cell therapies platform to treat tissue injury in the field of orthopedics, specifically cartilage damage in the knee. In December 2017, Histogenics entered into the License and Commercialization Agreement with MEDINET Co., Ltd. (“MEDINET”) to grant MEDINET a license under certain patents, patent applications, know-how, and technology to develop and commercialize certain therapeutic products related to the NeoCart program. In December 2018, after receiving feedback from the FDA regarding the need for an additional clinical trial prior to submission of a BLA, Histogenics discontinued the development of NeoCart.
In connection with the Merger, on May 8, 2019, Histogenics entered into an asset purchase agreement (the "Asset Purchase Agreement") with Medavate Corp., pursuant to which Histogenics agreed to sell substantially all of its assets relating to its NeoCart program for $6.5 million. The parties subsequently amended the Asset Purchase Agreement to increase the purchase price to $7.0 million with the purchase price increasing 10% per month (or any portion thereof) starting October 31, 2019 if the closing date of the Asset Purchase Agreement did not occur prior to October 31, 2019. The Company may terminate the Asset Purchase Agreement at any time without recourse. The Asset Purchase Agreement closing date did not occur as of December 31, 2020 and the Company has not terminated the Asset Purchase Agreement as of December 31, 2020.
The NeoCart asset was held for sale as of December 31, 2019. The NeoCart asset qualified as held for sale as of the date of the Merger and was carried at its original fair value less cost to sell based on a quoted price of $7.0 million, which was an observable Level 2 fair value input. The Company concluded during the year ended December 31, 2020, that a sale of the NeoCart asset was no longer probable to be completed within one year from the date of the Merger and therefore the NeoCart asset did not qualify as held for sale as of December 31, 2020. See Note 2 for additional information.
4.    License and Development Agreements
Collaboration Agreement with Advaite, Inc.
In April 2020, the Company entered into a collaboration agreement (the “Advaite Agreement”) with Advaite, Inc. (“Advaite”) with respect to the development of Advaite’s RapCov COVID-19 Testing Kit (the “COVID-19 Test”). Advaite was co-founded and is being managed by Mr. Karthik Musunuri, the son of the Company's Chief Executive Officer, Chairman of the Board and co-founder, Dr. Shankar Musunuri. Pursuant to the Advaite Agreement, the Company has provided, and will continue to provide as required in the future, certain production, research and development, technical, regulatory, and quality support services to Advaite in connection with the development and commercialization of the COVID-19 Test (the “Ocugen Services”). Advaite is responsible for the research, development, and seeking to obtain regulatory approval of the COVID-19 Test, and where regulatory approval is obtained, commercialize the COVID-19 Test. In January 2021, the COVID-19 Test received EUA from the FDA.
Advaite will solely own all data and materials, including the COVID-19 Test, generated by the Company and its representatives solely in the course of the performance of the Ocugen Services. Advaite is responsible for all preparation and submission of regulatory materials for the COVID-19 Test to regulatory authorities, and Advaite holds all regulatory approvals of the COVID-19 Test in its name and owns all related submissions.
The Company is entitled to receive cost reimbursements from Advaite for (a) costs incurred by the Company related to its personnel who are subject matter experts involved in providing the Ocugen Services ("SME Costs"); and (b) Advaite's pro-rata share of all costs, other than SME Costs, incurred by the Company in providing the Ocugen Services. As partial consideration for the Company's performance of the Ocugen Services, Advaite will pay to the Company a quarterly royalty in the range of mid-to-high single digits based on net sales of the COVID-19 Tests.
The Advaite Agreement is a collaborative arrangement within the scope of ASC 808. Cost reimbursements are recorded as a reduction in research and development expense in the period incurred. Royalty payments are recorded as collaboration revenue in the period in which the underlying sale occurs. For the year ended December 31, 2020, the Company recorded $0.3 million as a reduction of research and development expense. For the year ended December 31, 2020, the Company recorded $42,620 as collaboration revenue in connection with the Advaite Agreement.

The Advaite Agreement expires on April 29, 2021, unless extended upon mutual agreement of both the Company and Advaite. Except as otherwise specified in the terms of the Advaite Agreement, Advaite’s obligation to make royalty payments to the Company will survive expiration of the Advaite Agreement.
Co-Development and Commercialization Agreement with CanSino Biologics Inc.
In September 2019, Ocugen entered into a co-development and commercialization agreement (the “CanSinoBIO Agreement”) with CanSino Biologics Inc. (“CanSinoBIO”) with respect to the development and commercialization of the gene therapy product candidate, OCU400.
CanSinoBIO will be responsible for all the costs for chemistry, manufacturing and control development and manufacture of clinical supplies of OCU400 for all territories. CanSinoBIO will be solely responsible for all costs and expenses of its development activities in and for China, Hong Kong, Macau, and Taiwan (the "CanSinoBIO Territory") and Ocugen will be responsible for all costs and expenses of its development activities for any global location outside the CanSinoBIO Territory (the "Ocugen OCU400 Territory"). CanSinoBIO will pay to Ocugen an annual royalty between mid-to-high single digits based on net sales of products in the CanSinoBIO Territory, and Ocugen will pay to CanSinoBIO an annual royalty between low-to-mid single digits based on net sales of products in the Ocugen OCU400 Territory.
Unless terminated earlier, the CanSinoBIO Agreement will continue in force on a country-by-country and product-by-product basis until the later of (a) the expiration of the last valid claim of patent rights of Ocugen covering such product and (b) the tenth (10th) anniversary of the first commercial sale of such product in such country. The CanSinoBIO Agreement will also terminate upon the termination of the Exclusive License Agreement dated December 19, 2017, as amended, between Ocugen and The Schepens Eye Research Institute, Inc ("SERI"). The CanSinoBIO Agreement may be terminated by either party in its entirety upon (a) a material breach of the CanSinoBIO Agreement by the other party, (b) a challenge by the other party or any of its affiliates of any intellectual property controlled by the terminating party or (c) bankruptcy or insolvency of the other party. Within forty-five (45) days after such termination by CanSinoBIO under the circumstances described in clause (a) or (b), CanSinoBIO shall provide Ocugen with a statement of the CanSinoBIO development costs and, within one (1) year after receipt of such report, Ocugen shall reimburse CanSinoBIO all such CanSinoBIO development costs.
License Agreement with The Schepens Eye Research Institute
In December 2017, the Company entered into an exclusive license agreement with SERI, which was amended in January 2021 (as so amended the "SERI Agreement"). The SERI Agreement gives the Company an exclusive, worldwide, sublicensable license to patent rights, biological materials and technical information for nuclear hormone receptor genes Nuclear Receptor Subfamily 1 Group D Member 1, NR2E3 (OCU400), RORA (OCU410), Nuclear Protein 1, Transcriptional Regulator, and Nuclear Receptor Subfamily 2 Group C Member 1. The January 2021 amendment to the SERI Agreement additionally grants the Company rights in co-owned intellectual property pursuant certain patent applications and provisional patent applications. Under the SERI Agreement, the Company may make, have made, use, offer to sell, sell, and import licensed products. Under this agreement, the Company must use commercially reasonable efforts to bring one or more licensed products to market as soon as reasonably practicable. The Company is additionally party to a research agreement (the "Sponsored Research Agreement") with SERI, under which the Company incurs research and development expenses for work performed. The Sponsored Research Agreement will expire in June 2023. The Company may terminate the Sponsored Research Agreement at any time upon providing 60 days notice to SERI or upon mutual consent of both SERI and the Company.
SERI maintains control of patent preparation, filing, prosecution, and maintenance. The Company is responsible for SERI’s out-of-pocket expenses related to the filing, prosecution, and maintenance of the licensed patent rights. In the event that SERI decides to discontinue the prosecution or maintenance of the licensed patent rights, the Company has the right, but not the obligation, to file for, or continue to prosecute, maintain, or enforce such licensed patent rights.
The SERI Agreement is a collaborative arrangement within the scope of ASC 808. Payments pursuant to the SERI Agreement are recorded as research and development expense in the period the obligation is incurred. The SERI Agreement requires the Company to pay licensing fees for patent rights granted, an annual license maintenance fee of $25,000 the first two calendar years following the expiration or termination of the Sponsored Research Agreement and an annual license maintenance fee of $0.1 million for each calendar year thereafter, payment of up to $6.0 million upon the achievement of certain development and regulatory milestones, payment of up to $10.1 million upon the achievement of certain commercial milestones, and royalties in the low-single digits based on net sales. The Company has made no milestone or royalty payments to date pursuant to the SERI Agreement.

The SERI Agreement will expire on the expiration date of the last to expire licensed patents right. The Company may terminate the license upon 180 days’ prior written notice. SERI may immediately terminate the SERI Agreement if the Company ceases to carry on its business with respect to the licensed patent rights, fail to make payments within thirty days of receiving a written notice of missed payment, fail to comply with the Company's diligence obligations, default on its obligation to procure and maintain insurance, one of its officers is convicted of felony related to the licensed products, the Company breaches any material obligation of the agreement and does not cure such breach within 90 days or if the Company becomes bankrupt or insolvent.
License Agreement with the University of Illinois at Chicago
In February 2016, the Company entered into an exclusive license agreement (the “UIC Agreement”) with the University of Illinois at Chicago ("UIC"). This agreement gave the Company an exclusive, worldwide, non-transferable, sublicensable license to patents and patent rights for OCU300 to make, have made, use, import, sell, and offer for sale products claimed by and/or incorporating or derived from the licensed patents. The UIC Agreement additionally gave the Company joint patent rights for patents and patent applications covering inventions or discoveries that were jointly conceived and reduced to practice by the Company and UIC.
As a result of the Company's discontinuation of the Phase 3 clinical trial for OCU300, the Company terminated the UIC Agreement effective in December 2020. Upon the termination of the UIC Agreement, all rights granted under the UIC Agreement reverted back to UIC. Joint patent rights for patents and patent applications covering inventions or discoveries that were jointly conceived by the Company and UIC remain co-owned by both the Company and UIC subsequent to the termination of the UIC Agreement.
License Agreement with the University of Colorado
In March 2014, the Company entered into an exclusive license agreement with University of Colorado ("CU"), which was amended in January 2017 and clarified by a letter of understanding in November 2017 (as so amended and clarified the “CU Agreement”). The CU Agreement gives the Company an exclusive, worldwide, sublicensable license to patents for OCU200 to make, have made, use, import, offer to sell, sell, have sold, and practice the licensed products in all therapeutic applications. Under the CU Agreement, the Company must use commercially reasonable efforts to develop, manufacture, sublicense, market, and sell the licensed products. Under the agreement, the Company assumed primary responsibility for preparing, filing, and prosecuting broad patent claims for OCU200 for CU's benefit. Further, the Company assumed primary responsibility for all patent activities, including all costs associated with the perfection and maintenance of the patents for OCU200.
The CU Agreement requires the payment of certain development and regulatory milestone aggregating to $1.5 million, annual minimum payments of $20,000 beginning in the third year after the effective date and increasing to a percentage rate in the mid-twenties of the previous year's royalty payments (as applicable), royalties in the low single digits on net sales, and royalties in the mid-teens on sublicense income of OCU200. The Company has made no milestone or royalty payments to date pursuant to the CU Agreement.
The CU Agreement will expire on the later of the expiration date of the last to expire licensed patent or the end of any relevant statutory or regulatory exclusivity period. The Company may terminate the CU Agreement upon 60 days’ prior written notice. CU may terminate the CU Agreement upon 60 days’ notice if the Company fails to make payments within 60 days of such payment’s due date, breach and do not cure any diligence obligation, provide any materially false report, or otherwise materially breach and do not cure any material provision of the CU Agreement.

5.    Property and Equipment
The major components of property and equipment as of December 31, 2020 and 2019 consist of the following:

	As of December 31,
	2020	2019
Office equipment	$165,755	$113,553
Lab equipment	452,128	130,132
Leasehold improvements	176,964	41,010
Financing lease right-of-use asset	63,817	63,817
Total property and equipment	858,664	348,512
Less: accumulated depreciation	(225,697)	(126,048)
Total property and equipment, net	$632,967	$222,464

Depreciation expense during each of the years ended December 31, 2020 and 2019 was $0.1 million.
6.    Leases
Operating Leases
The Company has commitments under operating leases for certain facilities used in its operations including for the use of laboratory, office, and storage space. On October 9, 2020 (the "Effective Date"), the Company entered into a lease agreement (the "Lease Agreement") with WPT Land 2 LP (the "Landlord") for a laboratory, office, and storage space located in Malvern, Pennsylvania. The Lease Agreement was determined to have two lease components per ASC 842, a laboratory space lease component (the "Initial Premises") and an office, storage, and future expanded laboratory space lease component (the "Expansion Premises"), with varying commencement dates. The Initial Premises commencement date occurred in December 2020. The Expansion Premises commencement date did not occur as of December 31, 2020. The Lease Agreement has an initial term of seven-years and the Company has the option to extend the Lease Agreement for one additional five-year term. The option for extension has been excluded from the lease term (and lease liability) for the Lease Agreement as the reasonably certain threshold is not met.
The Company had a former lease agreement with the Landlord for the Company's former office space. Pursuant to the terms of the Lease Agreement, the Company terminated the former lease agreement with the Landlord without penalty upon the commencement of the Expansion Premises in January 2021. The termination date of the former lease agreement is January 31, 2021 and the termination was accounted for as a modification per ASC 842 as the contractual lease term was shortened. The Company has no remaining lease payments as of December 31, 2020 for the former lease agreement. The Company additionally terminated the lease agreement for the Company's former laboratory space effective December 31, 2020. The Company has no remaining lease payments as of December 31, 2020 for the former laboratory space lease agreement.
The components of lease expense were as follows:

	Year ended December 31,
	2020	2019
Operating lease cost	$189,424	$250,361
Variable lease cost	84,790	79,700
Total lease cost	$274,214	$330,061

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2020	2019
Right-of-use assets, net	$433,649	$344,574

Current lease obligations	$44,248	$172,310
Non-current lease obligations	389,317	163,198
Total lease liabilities	$433,565	$335,508
Supplemental information related to leases was as follows:

	Year ended December 31,
	2020	2019
Weighted-average remaining lease terms—operating leases (years)	6.9	2.0
Weighted-average discount rate—operating leases	4.6%	7.6%
Future minimum operating minimum lease payments, exclusive of taxes and other carrying charges, are approximately as follows:

For the years ending December 31,	Amount
2021	$61,688
2022	69,399
2023	71,502
2024	73,605
2025	75,708
Thereafter	157,725
Total	$509,627
Less: present value adjustment	(76,062)
Present value of minimum lease payments	$433,565
_______________________
The future minimum operating lease payments excludes payments for the Expansion Premises for which the commencement date did not occur as of December 31, 2020. The estimated aggregate base rent payments for the Expansion Premises are $1.4 million.
Financing Leases
In June 2018, the Company leased specialized research equipment under a lease classified as a financing lease. The leased equipment is included in property and equipment, net and is amortized on a straight-line basis over five years. Financing lease liabilities are included in other liabilities on the Company's consolidated balance sheets. The interest rate related to the lease obligation is 7.6% and the maturity date is July 2021. The Company has a de minimis amount of remaining payments under the financing lease as of December 31, 2020.

7.    Accrued Expenses
Accrued Expenses are as follows:

	As of December 31,
	2020	2019
Accrued expenses:
Research and development	$512,026	$271,322
Clinical	117,012	421,788
Professional fees	405,001	917,568
Employee-related	963,117	624,420
Severance-related (1)	711,596	—
Other	221,643	34,947
Total accrued expenses	$2,930,395	$2,270,045
_______________________
(1) See Note 8 for additional information regarding severance-related accrued expenses.
8.    Exit and Disposal Activities
On June 15, 2020, the Company communicated notice to five employees of termination of their employment as a result of the Company's discontinuation of the Phase 3 clinical trial for OCU300. This reduction represented one-third of the Company’s workforce at the time of communication. All terminations were “without cause” and each employee received termination benefits upon departure. The termination dates varied for each employee and ranged from June 30, 2020 to December 31, 2020.
For the year ended December 31, 2020, the Company recognized $0.2 million of severance-related charges within general and administrative expense and $0.9 million of severance-related charges within research and development expense. The Company expects to pay severance benefits of $0.7 million during 2021.
The following table outlines the components of the severance-related charges:

Amount
Accrued Severance at December 31, 2019	$—
Severance-related charges	1,115,679
Severance-related payments	(404,083)
Accrued Severance at December 31, 2020	$711,596

9.    Equity Transactions
At-the-Market Offerings
During the year ended December 31, 2020, the Company sold an aggregate of 108.1 million shares of common stock in separate ATMs commenced in May 2020, June 2020, and August 2020. During the year ended December 31, 2020, the Company sold 34.3 million shares under the May 2020 ATM, 24.8 million shares under the June 2020 ATM, and 49.0 million shares under the August 2020 ATM. During the year ended December 31, 2020, the Company received net proceeds of $36.3 million, after deducting commissions, fees and expenses of $1.5 million.
The offerings were made pursuant to the Company's effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplements related to the offerings dated May 8, 2020, June 12, 2020, and August 17, 2020. As of December 31, 2020, the Company had sold all of the shares of common stock available for issuance under the prospectus supplements filed on May 8, 2020 and June 12, 2020 in connection with the May 2020 and June 2020 ATMs. As of December 31, 2020, the Company had remaining capacity to issue up to $8.3 million of common stock under the prospectus supplement filed on August 17, 2020 in connection with the August 2020 ATM.
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
On April 22, 2020, the Company entered into a subscription agreement with an accredited investor for the sale of 1,000 shares of the Company's common stock in a private placement for an aggregate offering price of $395. This private placement constituted a Dilutive Issuance (as defined in Note 11) and resulted in adjustments to the Series A Warrants.
On April 5, 2019, OpCo entered into a subscription agreement (the "April 2019 Subscription Agreement") with existing investors for the sale of 0.1 million shares of common stock for $1.0 million, including the sale of 40,286 shares of common stock for $0.5 million to a member of the Board of Directors. This capital raise triggered the conversion features on the convertible debt described further in Note 10.
10.    Debt
The following table provides a summary of the carrying values for the components of debt as reflected on the consolidated balance sheets:

	As of December 31,
	2020	2019
PPP Note	$421,415	$—
EB-5 Loan Agreement borrowings	1,635,747	1,072,123
Total carrying value of debt, net	$2,057,162	$1,072,123
PPP Note
On April 30, 2020, the Company was granted a loan from Silicon Valley Bank ("SVB"), in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). On June 5, 2020, the PPP Flexibility Act of 2020 (the "PPPFA") was signed into law amending the original terms of the PPP. Among other things, the PPPFA extended the deferral period for monthly principal and interest payments from six months to either (i) the date the Small Business Administration ("SBA") compensates the lender for any forgiven amounts or (ii) 10 months after the end of the borrower's loan forgiveness covered period. The PPPFA also extended the covered period for qualifying expenses from eight weeks to the earlier of 24 weeks or December 31, 2020. Certain amounts of the loan may be forgiven if they are used for qualifying expenses as described by the CARES Act.
The loan was in the form of a promissory note dated April 30, 2020 in favor of SVB (the "PPP Note"). The PPP Note matures on April 30, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest payments are payable monthly commencing on either (i) the date the SBA compensates SVB for any forgiven amounts or (ii) 10 months after the end of the Company's covered period, which ended in October 2020. If the PPP Note is fully forgiven, the Company will not be responsible for any payments. The Company did not provide any collateral or guarantees for the loan, nor did the Company pay any facility charge to obtain the loan. The PPP Note provides for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations, and material adverse events.
At December 31, 2020, the carrying value of the PPP Note was $0.4 million.
Warrant Exchange Promissory Notes
On April 22, 2020, in connection with the Warrant Exchange (as defined in Note 11), the Company issued to Investors certain promissory notes (the "Warrant Exchange Promissory Notes") with an aggregate principal amount of $5.6 million. The Warrant

Exchange Promissory Notes had a maturity date of April 21, 2021 and did not bear interest. The Warrant Exchange Promissory Notes were recorded at a fair value of $5.0 million. The difference of $0.6 million between the fair value and the aggregate principal amount of $5.6 million was recorded as a debt discount and accreted to interest expense over the life of the Warrant Exchange Promissory Notes. The accretion amounted to $0.6 million for the year ended December 31, 2020.
The Company was entitled to prepay the Warrant Exchange Promissory Notes in whole or in part at any time without penalty or premium. In the event that the Company consummated a financing transaction that generated cash to the Company, the Company was required to use 20% of the net proceeds of such transaction to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if the transaction occurred on or prior to August 22, 2020, and 30% of the net proceeds to prepay a portion of the outstanding amount under each Warrant Exchange Promissory Note if that transaction occurred after August 22, 2020. As a result of the net proceeds from the ATMs discussed in Note 9 , the Company made payments to the Warrant Exchange Promissory Note holders of $5.6 million during the year ended December 31, 2020, causing the Warrant Exchange Promissory Notes to be repaid in full and no longer outstanding at December 31, 2020.
EB-5 Loan
In September 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program, the Company entered into an arrangement (the “EB-5 Loan Agreement”) to borrow up to $10.0 million from EB5 Life Sciences, L.P. (“EB-5 Life Sciences”) in $0.5 million increments. Borrowing may be limited by the amount of funds raised by the EB-5 Life Sciences and are subject to certain job creation requirements by the Company. Borrowings are at a fixed interest rate of 4.0% per annum and are to be utilized in the clinical development, manufacturing, and commercialization of the Company’s products and for the general working capital needs of the Company. Outstanding borrowings pursuant to the EB-5 Loan Agreement, including accrued interest, become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. The EB-5 Loan Agreement borrowings are secured by substantially all assets of the Company, except for any patents, patent applications, pending patents, patent license, patent sublicense, trademarks, and other intellectual property rights.
Under the terms and conditions of the EB-5 Loan Agreement, the Company borrowed $1.0 million in 2016 and an additional $0.5 million on March 26, 2020. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of the loan.
The carrying values of the EB-5 Loan Agreement borrowings as of December 31, 2020 and 2019 are summarized below:

	As of December 31,
	2020	2019
Principal outstanding	$1,500,000	$1,000,000
Plus: accrued interest	181,053	127,777
Less: unamortized debt issuance costs	(45,306)	(55,654)
Carrying value of debt	$1,635,747	$1,072,123
Senior Secured Convertible Notes
On May 21, 2019, the Company issued senior secured convertible notes to certain investors for $2.4 million at an original issue discount of $0.5 million, and on June 28, 2019, the Company entered into an agreement to issue additional senior secured convertible notes to the investors for $2.9 million with an original issue discount of $0.4 million (together the "Senior Secured Convertible Notes"). Immediately prior to the Merger, the Investors offset $5.3 million from the amount to be received under the Pre-Merger Financing and the Senior Secured Convertible Notes were deemed to have been repaid and cancelled. The accretion of the original issue discount to interest expense amounted to $0.8 million during the year ended December 31, 2019.
Convertible Promissory Notes
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

Convertible Notes
During the years ended December 31, 2019 and 2018, the Company issued convertible notes (the “Convertible Notes”) to new and existing stockholders in the Company, including Convertible Notes in the aggregate principal amount of $3.5 million to members of the Board of Directors. As of December 31, 2019, all of the Convertible Notes had been converted and were no longer outstanding.
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
All Convertible Notes accrued interest at a rate of 5% per annum and had scheduled maturity dates on the eighteen month anniversary of the date of the issuance of the Convertible Notes (the “Maturity Date”). If prior to the Maturity Date, there was a consummation of the sale of all or substantially all of the assets of the Company, change in control, or event of default, the Convertible Notes would become due and payable at an amount equal to 1.5 times the principal amount of the Convertible Notes together with all accrued interest (the “Change in Control Feature”).
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
The fair value of both of the embedded features was accounted for as a derivative liability and was recorded as a discount on the Convertible Notes with subsequent changes in fair value recorded on the Company’s consolidated statements of operations and comprehensive loss as other income (expense). The fair value at the issuance of each Convertible Note and at the end of each reporting period were estimated using an income approach model. Inputs used in the valuation were unobservable and therefore considered Level 3 in the fair value hierarchy. The debt discount was accreted into interest expense over the expected time until conversion of the Convertible Notes. The accretion amounted to $0.6 million for the year ended December 31, 2019. There was no accretion during the year ended December 31, 2020 as all Convertible Notes had been converted and were no longer outstanding as of December 31, 2019.
As a result of the April 2019 Subscription Agreement as described and defined within Note 9, the triggers for conversion were met on the Convertible Notes. On April 5, 2019, the Convertible Notes were modified to change the discount percentage from the 0% discount per the terms of the November 2018 and December 2018 Convertible Notes and the 15% discount per the terms of the January 2019 and February 2019 Convertible Notes to 30% at the time of conversion. The Company issued 1.1 million shares of common stock at $8.69 per share on the date of conversion to extinguish the debt, which resulted in a loss of $0.3 million. This non-cash conversion also resulted in an increase of $13.0 million in additional paid-in capital, which was based on the principal balance outstanding and the unpaid interest upon conversion.

Principal Maturities
Debt maturities (excluding interest) are summarized below:

	For the years ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$234,119	$187,296	$—	$—	$—	$1,500,000	$1,921,415

11.    Warrants
Pre-Merger Financing Warrants
On September 27, 2019, Ocugen completed the Merger with OpCo. Immediately prior to the Merger, Ocugen and OpCo completed the Pre-Merger Financing, a previously announced private placement transaction with certain Investors pursuant to the Financing SPA, whereby, among other things, the Company agreed to issue the Pre-Merger Financing Warrants.
On November 5, 2019, the Company entered into an agreement with each Investor that amended the terms of each of the Pre-Merger Financing Warrants held by each such Investor (collectively, the “Warrant Amendments”). The terms of the Pre-Merger Financing Warrants and the Warrant Amendments are discussed below. There were no Pre-Merger Financing Warrants outstanding at December 31, 2020.
Series A Warrants
The Series A Warrants had an initial exercise price per share of $7.13, were exercisable upon issuance, and had a term of 60 months from the date of issuance. The Series A Warrants were exercisable for up to 8.8 million shares of Ocugen common stock.
The Series A Warrants had an anti-dilution adjustment whereby if Ocugen had issued or sold, entered into a definitive, binding agreement pursuant to which Ocugen would have been required to issue or sell or would have been deemed, pursuant to the provisions of the Series A Warrants, to have issued or sold, any common stock for a price per share lower than the exercise price then in effect (a “Dilutive Issuance”), subject to certain limited exceptions, then (i) the exercise price of the Series A Warrants would have been reduced to such lower price per share and (ii) the number of shares issuable upon exercise of the Series A Warrants would have been increased to the number of shares of common stock determined by multiplying (a) the exercise price in effect immediately prior to such Dilutive Issuance by (b) the number of shares of common stock issuable upon exercise of the Series A Warrants immediately prior to such Dilutive Issuance (without giving effect to any limitation on exercise contained therein), and dividing the product thereof by the exercise price resulting from such Dilutive Issuance.
All of the Series A Warrants were outstanding and exercisable as of December 31, 2019. Pursuant to the Warrant Exchange (as defined below), no Series A Warrants were outstanding as of December 31, 2020.
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
Additionally, each Series B Warrant included a Reset Period pursuant to which the number of shares issuable upon exercise of the Series B Warrants was increased during certain Reset Periods (as defined in the Series B Warrants). The Reset Period concluded in November 2019 and resulted in an aggregate of 12.6 million additional shares of common stock becoming issuable upon exercise of the Series B Warrants. There were 1,000 Series B Warrants outstanding at December 31, 2019. There were no Series B Warrants outstanding at December 31, 2020.

Series C Warrants
The Series C Warrants were exercisable upon issuance for up to 50.0 million shares of common stock at an initial exercise price of $7.13 per share. Each of the Series C Warrants was amended pursuant to the Warrant Amendments to permit the Investors, in lieu of making any cash payment otherwise contemplated to be made to the Company upon the exercise of the Series C Warrant, to elect instead to receive upon such exercise up to 20.0 million shares of common stock. Prior to the Warrant Amendments, the Series C Warrants had permitted the exercise without any cash payment of up to 50.0 million shares of common stock in the event that the volume weighted-average price of the common stock on Nasdaq was less than or equal to $1.20 per share on any five trading days following the issuance of the Series C Warrants. There were 1,000 Series C Warrants outstanding at December 31, 2019. There were no Series C Warrants outstanding at December 31, 2020.
Accounting for the Pre-Merger Financing Warrants
As of December 31, 2019, the Pre-Merger Financing Warrants were classified as equity. At issuance, the Series B Warrants were classified as a liability on the consolidated balance sheet as they did not meet the derivative scope exception to be accounted for within stockholders' equity. The Series B Warrants were initially measured at fair value and marked to market each reporting period. Upon the completion of the Reset Period in November 2019, the Series B Warrants were reassessed and determined to meet the derivative scope exception allowing for equity classification. The Series B Warrants were marked to market a final time and the remaining liability balance was reclassified to equity.
The fair value of the Series B Warrants was calculated using a Monte Carlo simulation while estimating the stock price during the Reset Period, based on the terms described within the Financing SPA. Key fair value inputs included the starting stock price, expected stock volatility during the Reset Period, and additional shares issued from escrow. The methodology for measuring fair value was sensitive to the expected stock volatility assumption input. The volatility used in the fair value estimate at issuance was 96.0%. Inputs used in the valuation were unobservable and were therefore classified as Level 3 fair value inputs. The fair value of the Series B Warrants upon the end of the Reset Period was based on a Black-Scholes valuation model, which is classified as Level 3 in the fair value hierarchy.
The following table provides a roll-forward of the Series B Warrant liability:

Amount
Balance at January 1, 2019	$—
Fair value at issuance (September 27, 2019)	9,387,760
Change in fair value of embedded derivatives	1,867,980
Amount reclassified to equity	(11,255,740)
Balance at December 31, 2019	$—
Warrant Exchange
On April 22, 2020, the Company entered into a subscription agreement as discussed within Note 9. The subscription agreement constituted a Dilutive Issuance (as defined above) and resulted in adjustments to the number of issuable Series A Warrants and the exercise price under the Series A Warrants.
Contemporaneously with the subscription agreement, the Company and OpCo entered into Amendment and Exchange Agreements (each an "Exchange Agreement" and collectively, the "Exchange Agreements") with the Investors. Pursuant to the Exchange Agreements, the Company, OpCo, and the Investors agreed, among other things, after giving effect to the Dilutive Issuance, to amend the Series A Warrants to provide for an adjustment to the number of common stock issuable upon the exercise of the Series A Warrants. Concurrently with such amendments, the Investors exchanged the Series A Warrants for (i) an aggregate of 21.9 million shares of common stock and (ii) the Warrant Exchange Promissory Notes (collectively the "Warrant Exchange"). Following the consummation of the Warrant Exchange and the concurrent exercise of the remaining Series B Warrants and Series C Warrants, there were no Pre-Merger Financing Warrants outstanding at December 31, 2020.
The Company accounted for the Warrant Exchange by recognizing the fair value of the consideration transferred in excess of the carrying value of the Series A Warrants as a reduction of additional paid-in capital. The fair value of the consideration transferred to settle the Series A Warrants was approximately $13.6 million, comprised of $8.6 million in shares of common stock and the fair value of the Warrant Exchange Promissory Notes of $5.0 million utilizing Level 2 inputs. The fair value of consideration transferred to settle the Series A warrants was in excess of the fair value of the Series A Warrants immediately prior to the transaction by approximately $12.5 million. The excess consideration was accounted for as a deemed dividend to the warrant holders and is reflected as an additional net loss attributed to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2020. The fair value of the Series A Warrants immediately prior to the Warrant Exchange was $1.1 million, which was estimated using a Black-Scholes valuation model utilizing Level 3 inputs.
OpCo Warrants
Prior to 2018, OpCo issued warrants to investors of the Company pursuant to a stockholders' agreement and to two employees of the Company pursuant to their respective employment agreements. As of December 31, 2020 and 2019, 0.9 million warrants to purchase common stock were outstanding and exercisable and had a weighted average exercise price of $5.67 per share. The warrants expire between 2026 and 2027.
12.    Stock-Based Compensation
Stock-based compensation expense for options granted are reflected in the consolidated statements of operations and comprehensive loss as follows:

	Year ended December 31,
	2020	2019
General and administrative	$348,810	$362,833
Research and development	311,507	521,256
Total	$660,317	$884,089

As of December 31, 2020, the Company had $1.1 million of unrecognized compensation expense related to options outstanding under its equity plans. This expense is expected to be recognized over a weighted average period of two years as of December 31, 2020.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the “2014 Plan”) and the Ocugen, Inc. 2019 Equity Incentive Plan (the “2019 Plan”, collectively with the 2014 Plan, the "Plans"), which replaced the Histogenics Corporation 2013 Equity Incentive Plan (the "2013 Plan").
In December 2019, Ocugen’s stockholders approved the adoption of the 2019 Plan and the 2013 Plan was frozen. No additional awards have been or will be made under the 2013 Plan and any remaining authorized shares under the 2013 Plan were recycled into the 2019 Plan. On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of Company common stock outstanding on December 31st of the prior year, or a number of shares of Company common stock determined by the Board or Directors.
As of December 31, 2020, the 2014 Plan provides for the granting of up to 0.8 million equity awards in respect to Ocugen's common stock. As of December 31, 2020, the 2019 Plan provides for the granting of up to 4.2 million equity awards in respect of Ocugen's common stock, inclusive of equity awards that were previously available for issuance under the 2013 Plan and the additional shares authorized for issuance pursuant to the 2019 Plan's "Evergreen" provision on January 1, 2020.
As of December 31, 2020, an aggregate of 0.4 million and 3.8 million shares of Company common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan and 2019 Plan, respectively.

Options to Purchase Common Stock
The assumptions utilized in the fair value calculation for options to purchase common stock as of December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
Weighted average expected option term (years)	6.0	6.0
Range of expected stock price volatility	110% - 117%	89% - 110%
Weighted average expected stock price volatility	112%	109%
Range of risk-free interest rate	0.3% – 1.7%	1.5% – 2.4%
Expected dividend rate	0%	0%

The following table summarizes the stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	731,189	$4.59	8.0	$24,028
Granted	4,082,950	$0.41
Forfeited	(589,706)	$2.55
Options outstanding at December 31, 2020	4,224,433	$0.84	8.9	$5,496,219
Options exercisable at December 31, 2020	512,288	$3.48	6.8	$286,223
The weighted average grant date fair value of stock options granted during the years ended December 31, 2020 and 2019 were $0.34 and $0.84, respectively. The total fair value of stock options vested during the years ended December 31, 2020 and 2019 were $0.5 million and $1.0 million, respectively.
13.    Income Taxes
For the years ended December 31, 2020 and 2019, the Company did not recognize any current or deferred income tax expense or benefit due to the current and historical losses incurred by the Company. Losses before income taxes were $21.8 million and $20.2 million for the years ended December 31, 2020 and 2019, respectively, substantially all of which were incurred in the United States.
On March 27, 2020, the United States enacted the CARES Act. The Cares Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company considered the tax related provisions under the CARES Act and noted that the effect of such provisions was not expected to have a material impact on the Company’s results of operations, cash flows, and consolidated financial statements.
The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows:

	As of December 31,
	2020	2019
Expected provision at statutory rate	21.0%	21.0%
State tax - net of federal benefit	7.5%	5.3%
Tax credits	2.8%	3.2%
Permanent differences	(1.0)%	(8.1)%
Other	1.1%	2.9%
Change in valuation allowance	(31.4)%	(24.3)%
Total provision for income taxes	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are comprised of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$35,714,104	$31,575,288
Capital loss carryforwards	7,298,024	7,298,052
Start-up costs	11,234,623	11,234,751
Accruals and reserves	397,982	166,611
Intellectual property amortization	2,285,247	555,352
Stock-based compensation expense	1,290,212	1,123,100
Tax credits	2,541,244	1,926,677
Lease liability	125,266	96,895
Total deferred tax assets	60,886,702	53,976,726
Valuation allowance	(60,761,412)	(53,877,168)
Deferred tax assets, net of allowance	$125,290	$99,558

Deferred tax liabilities:
Lease right-of-use assets	(125,290)	(99,558)
Net deferred tax assets	$—	$—
The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. Management has considered the Company’s history of cumulative net losses, estimated future taxable income, and prudent and feasible tax planning strategies and has concluded that it is more likely than that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2020 and 2019, respectively. The Company’s valuation allowance increased during 2020 by approximately $6.9 million primarily due to the generation of net operating losses and research and development and orphan drug credit carryforwards.
As of December 31, 2020 and 2019, the Company had U.S. federal net operating loss ("NOL") carryforwards of $128.0 million and $113.6 million, respectively, which may be available to offset future income tax liabilities. The Tax Cut and Jobs Act, which was enacted in December 2017 (the "TCJA"), will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended ("IRC")). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and will be available for twenty years from the period the loss was generated. The Company has federal NOLs generated after 2017 of $75.4 million, which do not expire. The federal NOLs generated prior to 2018 of $52.6 million will expire at various dates through 2037.
As of December 31, 2020 and 2019, the Company also had U.S. state NOL carryforwards of $126.7 million and $112.4 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2040.
As of December 31, 2020 and 2019, the Company had federal tax credit carryforwards of approximately $2.2 million and $1.6 million, respectively, which are available to offset future federal tax liabilities which expire at various dates through 2040. As of December 31, 2020 and 2019, the Company had state tax credit carryforwards of approximately $0.5 million and $0.4 million, respectively, which are available to reduce future tax liabilities which expire at various dates through 2035.
Under the provisions of the IRC, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Utilization of U.S. federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the IRC, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company acquired a significant amount of federal and state NOL carryforwards and federal and state tax credit carryforwards as a result of the Merger.
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
The Company has not yet conducted a study of tax credit carryforwards. Such a study, once undertaken by the Company, may result in an adjustment to our tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s tax credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or consolidated statements of operations and comprehensive loss if an adjustment is required.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2020	2019
Gross unrecognized tax benefits at beginning of year	$303,050	$—
Additions for tax positions taken in a prior year	—	303,050
Additions for tax positions taken in the current year	—	—
Reductions for tax positions taken in the prior year due to settlement	—	—
Reductions for tax positions taken in the prior year due to statutes lapsing	—	—
Gross unrecognized tax benefits at end of year	$303,050	$303,050

The uncertain tax positions giving rise to the unrecognized tax benefits of $0.3 million at December 31, 2020 relate to the timing of certain income and deductions for federal income tax purposes taken by Histogenics prior to the Merger. The reversal of unrecognized tax benefits would not have any impact on the effective tax rate in the future and is not expected to create cash liability.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In a normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under status from 2017 to present.
14.    Net Loss per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Net loss—basic and diluted	$(21,821,953)	$(20,242,630)
Deemed dividend related to Warrant Exchange (Note 11)	(12,546,340)	—
Net loss to common stockholders	$(34,368,293)	$(20,242,630)
Shares used in calculating net loss per common share—basic and diluted	112,236,110	13,893,819
Net loss per common share—basic and diluted	$(0.31)	$(1.46)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Year ended December 31,
	2020	2019
Options to purchase common stock	4,224,433	731,189
Warrants	870,017	9,643,945
Total	5,094,450	10,375,134

15.    Commitments and Contingencies
Commitments
The Company has commitments under certain license agreements, lease agreements, debt agreements, and separation agreements. Commitments under certain license agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products. See Note 4 for additional information about commitments under license agreements. Commitments under lease agreements include future minimum lease payments for both operating and financing leases. See Note 6 for additional information about commitments under lease agreements. Commitments under debt agreements include payments for any amount of principal and accrued interest under the PPP Note that is determined to be not forgiven by the SBA as well as the future payment of principal and accrued interest under the EB-5 Loan Agreement. See Note 10 for additional information about commitments under debt agreements. Commitments under separation agreements include severance payments to be paid in 2021 as a result of the reduction in force in connection with the Company's discontinuation of the Phase 3 clinical trial for OCU300. See Note 8 for additional information about commitments under separation agreements.
Contingencies
From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on the business, financial condition, results of operations, or cash flows.
16.    Subsequent Events
Covaxin Agreement
On February 2, 2021, the Company entered into the Covaxin Agreement with Bharat Biotech to co-develop COVAXIN, a whole-virion inactivated COVID-19 vaccine being developed to prevent COVID-19 infection, for the U.S. market. Pursuant to the Covaxin Agreement, the Company obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN, a whole-virion inactivated vaccine candidate for the prevention of COVID-19 in humans in the Ocugen Covaxin Territory. In consideration of the license and other rights granted by Bharat Biotech to the Company, the parties agreed to share any profits generated from the commercialization of COVAXIN in the Ocugen Covaxin Territory, with the Company retaining 45% of such profits, and Bharat Biotech receiving the balance of such profits.
Under the Covaxin Agreement, the Company and Bharat Biotech will collaborate to develop COVAXIN for their respective territories. Except with respect to U.S. manufacturing rights under certain circumstances as described below, the Company has the exclusive right and is solely responsible for researching, developing, manufacturing, and commercializing COVAXIN for the Ocugen Covaxin Territory. Bharat Biotech has the exclusive right and is solely responsible for researching, developing, manufacturing, and commercializing COVAXIN outside of the Ocugen Covaxin Territory.
Bharat Biotech has agreed to provide to the Company all preclinical and clinical data, and to transfer to the Company certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the Ocugen Territory, including pursuant to any EUA for the Ocugen Covaxin Territory approved by the FDA. In certain circumstances set forth in the Covaxin Agreement, and until the Company is capable and primarily responsible for the manufacture and supply of COVAXIN for the Ocugen Covaxin Territory, Bharat Biotech has the exclusive right to manufacture COVAXIN for the Ocugen Covaxin Territory and is responsible for manufacturing and supplying clinical testing materials required for the Company’s development activities, and all of the

Company’s requirements of commercial quantities of COVAXIN. The parties will enter into supply agreements setting forth the terms of such supply. Bharat Biotech has agreed to provide a specified minimum number of doses in calendar year 2021.
The Covaxin Agreement continues in effect for the commercial life of COVAXIN, subject to the earlier termination of the Covaxin Agreement in accordance with its terms. The Covaxin Agreement also contains customary representations and warranties made by both parties, and customary provisions relating to indemnification, limitation of liability, confidentiality, information and data sharing, and other matters.
The Company is currently evaluating the clinical and regulatory path for COVAXIN in the United States including obtaining EUA from the FDA and, eventually, BLA approval in the U.S. market, as well as the Company's commercialization strategy, if authorized or approved. The impact of COVAXIN on the consolidated financial statements will be dependent the clinical, regulatory, and commercialization pathway for COVAXIN.
Registered Direct Offering
On February 7, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue and sell in a Registered Direct Offering, 3.0 million shares of the Company's common stock at an offering price of $7.65 per share. The closing of the Registered Direct Offering occurred on February 10, 2021. The Company received net proceeds of $21.2 million from the sale of 3.0 million shares in the Registered Direct Offering, after deducting placement agent fees and related offering expenses of $1.7 million.
COVAXIN Preferred Stock Purchase Agreement
On March 1, 2021, the Company entered into a Preferred Stock Purchase Agreement, pursuant to which the Company agreed to issue and sell 0.1 million shares of the Company’s newly designated Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), at a price per share equal to $109.60, to Bharat Biotech. The Company is issuing the shares of Series B Preferred Stock as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech pursuant to a supply agreement (the "Supply Agreement") expected to be entered into with respect to the parties' Covaxin Agreement.
Each share of Series B Preferred Stock is convertible, at the option of Bharat Biotech, into 10 shares of the Company’s common stock only after (i) the Company’s receipt of stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation and (ii) the Company’s receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement.