Form 10-Q
period 2021-03-31
Ocugen, Inc.
filed 2021-05-07
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of April 30, 2021, there were 198,228,533 outstanding shares of the registrant’s common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
Unless the context otherwise requires, references to the “Company,” “we,” “our,” or “us” in this report refer to Ocugen, Inc. and its subsidiaries, and references to “OpCo” refer to Ocugen OpCo, Inc., the Company’s wholly owned subsidiary.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Quarterly Report on Form 10-Q regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," “will,” “would,” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties, and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.
The forward-looking statements in this Quarterly Report on Form 10-Q and contained in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 19, 2021 (the "2020 Annual Report") include, among other things, statements about:
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
•the performance of third-parties upon which we depend, including third-party contract research organizations, and third-party suppliers, manufacturers, group purchasing organizations, distributors, and logistics providers;
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
•our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice compliance and other relevant regulatory authorities; and
•other matters discussed under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q, the 2020 Annual Report, and in any other documents we file with the SEC.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the 2020 Annual Report, particularly under “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make.
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
Solely for convenience, tradenames and trademarks referred to in this Quarterly Report on Form 10-Q appear without the ® or TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these tradenames or trademarks, as applicable. All tradenames, trademarks, and service marks included or incorporated by reference in this Quarterly Report on Form 10-Q are the property of their respective owners.

OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$44,792	$24,039
Advance for COVAXIN supply	4,988	—
Prepaid expenses and other current assets	1,576	1,839
Total current assets	51,356	25,878
Property and equipment, net	762	633
Restricted cash	151	151
Other assets	1,578	714
Total assets	$53,847	$27,376
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,040	$395
Accrued expenses and other current liabilities	2,703	2,941
Short-term debt, net	374	234
Operating lease obligation	164	44
Total current liabilities	4,281	3,614
Non-current liabilities
Operating lease obligation, less current portion	1,375	389
Long term debt, net	1,702	1,823
Total non-current liabilities	3,077	2,212
Total liabilities	7,358	5,826
Commitments and contingencies (Note 11)
Stockholders’ equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020
Series A; seven issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Series B; 54,745 and zero issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	—
Common stock; $0.01 par value; 200,000,000 authorized; 188,277,852 and 184,133,384 shares issued at March 31, 2021 and December 31, 2020, respectively; 188,156,352 and 184,011,884 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1,883	1,841
Treasury stock, at cost, 121,500 shares at March 31, 2021 and December 31, 2020	(48)	(48)
Additional paid-in capital	125,032	93,059
Accumulated deficit	(80,379)	(73,302)
Total stockholders’ equity	46,489	21,550
Total liabilities and stockholders’ equity	$53,847	$27,376
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
Operating expenses
Research and development	$2,872	$1,652
General and administrative	4,185	2,277
Total operating expenses	7,057	3,929
Loss from operations	(7,057)	(3,929)
Other income (expense)
Interest expense	(20)	(15)
Total other income (expense)	(20)	(15)
Net loss and comprehensive loss	$(7,077)	$(3,944)
Shares used in calculating net loss per common share — basic and diluted	186,298,122	52,627,228
Net loss per share of common stock — basic and diluted	$(0.04)	$(0.07)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	7	$—	—	$—	184,133,384	$1,841	$(48)	$93,059	$(73,302)	$21,550
Stock-based compensation expense	—	—	—	—	—	—	—	833	—	833
Issuance of common stock for option exercises	—	—	—	—	157,468	2	—	174	—	176
At-the-market common stock issuance, net	—	—	—	—	987,000	10	—	4,839	—	4,849
Registered direct offering common stock issuance, net	—	—	—	—	3,000,000	30	—	21,174	—	21,204
Series B Convertible Preferred Stock issuance, net	—	—	54,745	1	—	—	—	4,953	—	4,954
Net loss	—	—	—	—	—	—	—	—	(7,077)	(7,077)
Balance at March 31, 2021	7	$—	54,745	$1	188,277,852	$1,883	$(48)	$125,032	$(80,379)	$46,489

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	7	$—	—	$—	52,746,728	$528	$(48)	$62,019	$(51,480)	$11,019
Stock-based compensation expense	—	—	—	—	—	—	—	222	—	222
Net loss	—	—	—	—	—	—	—	—	(3,944)	(3,944)
Balance at March 31, 2020	7	$—	—	$—	52,746,728	$528	$(48)	$62,241	$(55,424)	$7,297
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(7,077)	$(3,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	44	18
Non-cash interest expense	20	15
Non-cash lease expense	68	48
Stock-based compensation expense	833	222
Changes in assets and liabilities:
Prepaid expenses and other assets	493	228
Accounts payable and accrued expenses	405	(1,225)
Lease obligations	(69)	(48)
Net cash used in operating activities	(5,283)	(4,686)
Cash flows from investing activities
Purchase of property and equipment	(261)	(53)
Net cash used in investing activities	(261)	(53)
Cash flows from financing activities
Financing lease principal payments	(6)	(6)
Proceeds from issuance of common stock	28,125	—
Payment of equity issuance costs	(1,822)	—
Proceeds from issuance of debt	—	500
Payments of debt issuance costs	—	(6)
Net cash provided by financing activities	26,297	488
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,753	(4,251)
Cash, cash equivalents, and restricted cash at beginning of period	24,190	7,595
Cash, cash equivalents, and restricted cash at end of period	$44,943	$3,344
Supplemental disclosure of non-cash transactions:
Series B Convertible Preferred Stock issuance	$4,988	$—
Equity issuance costs	$108	$—
Purchase of property and equipment	$44	$—
Right-of-use asset related to operating leases	$926	$—
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
COVID-19 Vaccine
In February 2021, the Company entered into a Co-Development, Supply and Commercialization Agreement (the "Covaxin Agreement") with Bharat Biotech International Limited ("Bharat Biotech"), pursuant to which the Company obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 in humans in the United States, its territories and possessions (the “Ocugen Covaxin Territory”). COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate and is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C).
COVAXIN has been granted approval for emergency use in India and millions have been dosed to date. The Phase 1 and Phase 2 clinical trials conducted in India reported strong Immunoglobulin G ("IgG") responses against the spike protein, receptor-binding domain ("RBD"), and the nucleocapsid protein of the SARS-CoV-2 virus, along with strong cellular responses. Strong cellular responses are necessary for memory and long-term durability of vaccines. Both the Phase 1 and Phase 2 clinical trials were published in the Lancet. Bharat Biotech is currently conducting a Phase 3 clinical trial in India. Enrollment in the Phase 3 clinical trial is complete. In April 2021, COVAXIN demonstrated positive results in the second interim analysis of the Phase 3 clinical trial showing a vaccine efficacy in mild, moderate, and severe COVID-19 disease of 78%, efficacy against severe COVID-19 disease alone of 100%, and efficacy against asymptomatic COVID-19 infection of 70%. The 78% efficacy result represents a point estimate of vaccine efficacy with a 95% confidence interval of 61% to 88% against mild, moderate, and severe COVID-19 disease. In an in vitro study conducted by the Indian Council of Medical Research ("ICMR")-National Institute of Virology, COVAXIN demonstrated potential effectiveness against the Brazilian variant of SARS-CoV-2, B.1.1.28.2, which contains the E484K mutation found in New York. An additional in vitro study conducted by the ICMR-National Institute of Virology suggested that COVAXIN was effective against the U.K. variant, B.1.1.7, as well as the Indian double mutant variant, B.1.617. These studies suggest that COVAXIN vaccination may be effective against infection from multiple SARS-CoV-2 variants.
The Company is currently evaluating the clinical and regulatory path for COVAXIN in the United States including obtaining Emergency Use Authorization ("EUA") from the U.S. Food and Drug Administration (the "FDA") and, eventually, biologic license application (“BLA”) approval in the United States, as well as the Company's commercialization strategy, if authorized or approved. The Company has initiated discussions with the FDA regarding the development of COVAXIN and EUA. Consistent with the FDA guidance document on EUA for vaccines to prevent COVID-19, the company has submitted key information and data to date (including preclinical studies, chemistry, manufacturing, and controls ("CMC"), and clinical studies) as a “Master File” for FDA review and input prior to a planned EUA submission. The Company is currently waiting for additional data from Bharat Biotech from the ongoing Phase 3 clinical trial for an EUA submission. See Note 3 for additional information about the terms, rights, and obligations under the Covaxin Agreement.
Modifier Gene Therapy Platform
The Company is developing a breakthrough modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases ("IRDs") and dry age-related macular degeneration ("AMD"). The Company's modifier gene therapy platform is based on nuclear hormone receptors (“NHRs”), which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, the Company believes that its gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product.
The Company believes that OCU400, its first product candidate being developed with its modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including retinitis pigmentosa ("RP") and leber congenital amaurosis ("LCA"). OCU400 has received four Orphan Drug

Designations ("ODDs") from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. The Company is planning to initiate two Phase 1/2a clinical trials for OCU400 in the United States in the second half of 2021. OCU400 additionally received Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA in February 2021, which the Company believes further supports the potential broad spectrum application of OCU400 to treat many IRDs. The Company is currently evaluating options to commence OCU400 clinical trials in Europe in 2022. The Company's second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. This candidate is currently in preclinical development. The Company is planning to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
Novel Biologic Therapy for Retinal Diseases
The Company is also conducting preclinical development for its biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. The Company had a pre-Investigational New Drug ("IND") meeting with the FDA in November 2020 and received guidance on IND-enabling preclinical studies to support the Phase 1/2a study. The Company expects to initiate IND-enabling preclinical studies for OCU200 in 2021 and plans to initiate a Phase 1/2a clinical trial for OCU200 in 2022.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company’s financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC’s rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on March 19, 2021 (the "2020 Annual Report").
The condensed consolidated financial statements include the accounts of Ocugen, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.
Use of Estimates
In preparing the condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions primarily include those used in the accounting for research and development accruals and the fair value measurement of equity instruments.
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
Exit and Disposal Activities
The Company records liabilities for one-time termination benefits in accordance with FASB ASC Topic 420, Exit and Disposal Cost Obligations ("ASC 420"). In accordance with ASC 420, an arrangement for one-time termination benefits exists at the date the plan of the termination meets the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the impacted employees and expected completion date, (iii) the plan identifies the terms of the benefits arrangement, (iv) it is unlikely significant changes to the plan will be made or the plan will be withdrawn, and (v) the plan has been communicated to employees. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits, are recognized ratably over the future service period.
The Company records liabilities for employee termination benefits covered by ongoing benefit arrangements in accordance with FASB ASC Topic 712, Compensation — Nonretirement Postemployment Benefits ("ASC 712"). In accordance with ASC 712, costs for termination benefits under ongoing benefits arrangements are recognized when management has committed to a plan of termination and the costs are probable and estimable.
Severance-related charges, once incurred, are recognized as either research and development expense or general and administrative expense within the condensed consolidated statements of operations and comprehensive loss depending on the job function of the employee.
Fair Value Measurements
The company follows the provisions of the FASB ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value, and expands disclosure of fair measurements.
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

As of March 31, 2021, the Company believes the fair values using Level 2 inputs of the PPP Note and the borrowings under the EB-5 Loan Agreement (both as defined in Note 7) approximate their carrying values. See Note 7 for additional information.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2021	2020
Cash and cash equivalents	$44,792	$3,193
Restricted cash	151	151
Total cash, cash equivalents, and restricted cash	$44,943	$3,344
Property and Equipment, Net
Property and equipment is recorded at cost. Significant additions or improvements are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Gains and losses on disposal of assets are included in the condensed consolidated statements of operations and comprehensive loss. Depreciation is calculated using the straight-line method and is recognized over the expected useful life of the underlying asset. The Company's property and equipment includes office equipment, lab equipment, leasehold improvements, and a right-of-use asset under a financing lease. The Company's office equipment includes computers and other office technology equipment with a useful life of five years as well as furniture and fixtures with a useful life of seven years. The Company's lab equipment has a useful life of five years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. If a leasehold improvement transfers ownership to the Company at the end of the lease term, the leasehold improvement is amortized over its useful life. The right-of-use asset under the Company's financing lease is amortized over five years, which represents the estimated useful life of the underlying leased equipment.
Leases
The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company’s current and historical lease agreements include lease and non-lease components, which the Company has elected not to account for separately for all classes of underlying assets. Lease expense for variable lease components is recognized when the obligation is probable.
Operating leases are included in other assets and operating lease obligations on the Company’s condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term and recognized as research and development expense or general and administrative expense based on the underlying nature of the expense. The Company primarily leases real estate classified as operating leases. FASB ASC Topic 842, Leases ("ASC 842") requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit interest rate is not readily determinable in the Company’s operating leases therefore the incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments.
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
Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance is probable. Variable lease payments include the Company's proportionate share of certain utilities and other operating expenses and are presented as operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss in the same line item as expense arising from fixed lease payments.

Stock-based compensation
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company has issued stock-based compensation awards consisting of stock options and restricted stock units ("RSUs"). ASC 718 requires all stock-based payments, including grants of stock options and RSUs to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs, the fair value of the RSUs is determined by the Company’s market price of a share of common stock at the grant date. The Company recognizes forfeitures as they occur.
The Company’s stock-based awards are subject to service-based vesting conditions. Compensation expense related to awards granted with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based awards generally vest over a one to three year requisite service period and have a contractual term of 10 years. Shares issued upon stock option exercise are newly issued common shares.
Estimating the fair value of options requires the input of subjective assumptions, including the expected life of the option, stock price volatility, the risk-free interest rate, and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties, assumptions, and the application of management’s judgment, as they are inherently subjective. If any assumptions change, the Company’s stock-based compensation expense could be materially different in the future.
Recently Adopted Accounting Standards
In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations, and calculating income taxes in interim periods. This standard also adds guidance to reduce complexity in certain areas, including recognizing franchise tax, recognizing deferred taxes for tax goodwill, allocating taxes to the members of a consolidated group, and recognizing the effect of enacted changes in tax laws or rates during an interim period. This standard was effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40). This standard will have an effective and transition date of January 1, 2024. Early adoption is currently permitted. This standard simplifies an issuer's accounting for convertible instruments by eliminating two of the three models that require separate accounting for embedded conversion features as well as simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. This standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The standard requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of a public business entity's convertible debt at the instrument level, among other things. The Company does not currently expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU No. 2016-13, which have the same effective date and transition date of January 1, 2023. These require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company does not currently expect the adoption of these standards to have a material impact on the Company's condensed consolidated financial statements.

3.    License and Development Agreements
In February 2021, the Company entered into the Covaxin Agreement with Bharat Biotech to co-develop COVAXIN, a whole-virion inactivated COVID-19 vaccine being developed to prevent COVID-19 infection, for the U.S. market. Pursuant to the Covaxin Agreement, the Company obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN in the Ocugen Covaxin Territory. In consideration of the license and other rights granted by Bharat Biotech to the Company, the parties agreed to share any profits generated from the commercialization of COVAXIN in the Ocugen Covaxin Territory, with the Company retaining 45% of such profits, and Bharat Biotech receiving the balance of such profits. The Covaxin Agreement is a collaboration arrangement within the scope of ASC 808.
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
Bharat Biotech has agreed to provide to the Company all preclinical and clinical data, and to transfer to the Company certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the Ocugen Covaxin Territory, including pursuant to any EUA for the Ocugen Covaxin Territory granted by the FDA. In certain circumstances set forth in the Covaxin Agreement, and until the Company is capable and primarily responsible for the manufacture and supply of COVAXIN for the Ocugen Covaxin Territory, Bharat Biotech has the exclusive right to manufacture COVAXIN for the Ocugen Covaxin Territory and is responsible for manufacturing and supplying clinical testing materials required for the Company’s development activities, and all of the Company’s requirements of commercial quantities of COVAXIN. The parties expect to enter into supply agreements setting forth the terms of such supply. Bharat Biotech has agreed to provide a specified minimum number of doses in calendar year 2021. On March 18, 2021, the Company issued shares of Series B Convertible Preferred Stock (as defined in Note 8) as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech under an expected future supply agreement. See Note 8 for additional information about the Series B Convertible Preferred Stock issuance to Bharat Biotech.
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
4.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Office equipment	$221	$166
Lab equipment	545	452
Leasehold improvements	158	177
Financing lease right-of-use asset	64	64
Total property and equipment	988	859
Less: accumulated depreciation	(226)	(226)
Total property and equipment, net	$762	$633
5.    Leases
Operating Leases
The Company has commitments under an operating lease with WPT Land 2 LP (the “Landlord”) for certain facilities used in its operations including for the use of laboratory, office, and storage space located in Malvern, Pennsylvania (the “Lease Agreement”). The Lease Agreement was determined to have two lease components per ASC 842, a laboratory space lease component (the "Initial Premises") and an office, storage, and future expanded laboratory space lease component (the "Expansion Premises"), with varying commencement dates. The Initial Premises commencement date occurred in December 2020 and the Expansion Premises commencement date occurred in January 2021. The Lease Agreement has an initial term of seven years and the Company has the option to extend the Lease Agreement for one additional five year term. The option for extension has been excluded from the lease term (and lease liability) for the Lease Agreement as it is not reasonably certain that the Company will exercise such option.
The Company had a former lease agreement with the Landlord for the Company's former office space. Pursuant to the terms of the Lease Agreement, the Company terminated the former lease agreement with the Landlord without penalty upon the commencement of the Expansion Premises in January 2021.
The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Operating lease cost	$68	$48
Variable lease cost	30	21
Total lease cost	$98	$69
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2021	December 31, 2020
Right-of-use assets, net	$1,528	$434

Current lease obligations	$164	$44
Non-current lease obligations	1,375	389
Total lease liabilities	$1,539	$433
Supplemental information related to leases was as follows:

	Three months ended March 31,
	2021	2020
Weighted-average remaining lease term — operating leases (years)	6.7	1.8
Weighted-average discount rate — operating leases	4.6%	7.6%
Future minimum operating lease base rent payments are approximately as follows (in thousands):

For the Years Ending December 31,	Amount
Remainder of 2021	$163
2022	252
2023	261
2024	269
2025	277
Thereafter	578
Total	$1,800
Less: present value adjustment	(261)
Present value of minimum lease payments	$1,539

6.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
Research and development	$454	$512
Clinical	115	117
Professional fees	1,259	405
Employee-related	336	963
Severance-related (1)	405	712
Other	134	232
Total accrued expenses and other current liabilities	$2,703	$2,941
_______________________
(1) In June 2020, the Company communicated notice to five employees of the termination of their employment as a result of the discontinuation of the Company's OCU300 product candidate for the treatment of symptoms associated with ocular graft-versus-host disease ("oGVHD"). This reduction represented one-third of the Company’s workforce at the time of communication. All terminations were “without cause” and each employee received termination benefits upon departure. The termination dates varied for each employee and ranged from June 30, 2020 to December 31, 2020. During the three months ended March 31, 2021, the Company made severance payments of $0.3 million. The Company expects to pay severance benefits of $0.4 million throughout the remainder of 2021.
7.    Debt
The following table provides a summary of the carrying values for the components of debt as reflected on the condensed consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
PPP Note	$421	$421
EB-5 Loan Agreement	1,655	1,636
Total carrying value of debt, net	$2,076	$2,057
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
The loan was in the form of a promissory note dated April 30, 2020 in favor of SVB (the "PPP Note"). The PPP Note matures on April 30, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest payments are payable monthly commencing on either (i) the date the SBA compensates SVB for forgiven amounts or (ii) 10 months after the end of the Company's covered period, which ended in October 2020. If the PPP Note is fully forgiven, the Company will not be responsible for any payments. The Company did not provide any collateral or guarantees for the loan, nor did the Company pay any facility charge to obtain the loan. The PPP Note provides for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations, and material adverse events.
As of March 31, 2021 and December 31, 2020, the carrying value of the PPP Note was $0.4 million.

EB-5 Loan Agreement
In September 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), the Company entered into an arrangement (the “EB-5 Loan Agreement”) to borrow up to $10.0 million from EB5 Life Sciences, L.P. (“EB-5 Life Sciences”) in $0.5 million increments. Borrowing may be limited by the amount of funds raised by the EB-5 Life Sciences and are subject to certain job creation requirements by the Company. Borrowings are at a fixed interest rate of 4.0% per annum and are to be utilized in the clinical development, manufacturing, and commercialization of the Company’s product candidates and for the general working capital needs of the Company. Outstanding borrowings pursuant to the EB-5 Loan Agreement, including accrued interest, become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. The EB-5 Loan Agreement borrowings are secured by substantially all assets of the Company, except for any patents, patent applications, pending patents, patent licenses, patent sublicenses, trademarks, and other intellectual property rights.
Under the terms and conditions of the EB-5 Loan Agreement, the Company borrowed $1.0 million in 2016 and an additional $0.5 million in March 2020. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of the loan.
The carrying values of the EB-5 Loan Agreement borrowings as of March 31, 2021 and December 31, 2020 are summarized below (in thousands):

	March 31, 2021	December 31, 2020
Principal outstanding	$1,500	$1,500
Plus: accrued interest	196	181
Less: unamortized debt issuance costs	(41)	(45)
Carrying value	$1,655	$1,636
8.    Equity
COVAXIN Preferred Stock Purchase Agreement
On March 1, 2021, the Company entered into a Preferred Stock Purchase Agreement, pursuant to which the Company agreed to issue and sell 0.1 million shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Convertible Preferred Stock”), at a price per share equal to $109.60, to Bharat Biotech. On March 18, 2021, the Company issued the Series B Convertible Preferred Stock as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech pursuant to a supply agreement expected to be entered into with respect to the parties' Covaxin Agreement (the "Supply Agreement").
Each share of Series B Convertible Preferred Stock is convertible, at the option of Bharat Biotech, into 10 shares of the Company’s common stock (the "Conversion Ratio") only after (i) the Company’s receipt of stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation and (ii) the Company’s receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement, and further on the terms and subject to the conditions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the "Certificate of Designation"). The conversion rate of the Series B Convertible Preferred Stock is subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to the Company’s common stock. Subsequent to March 31, 2021, the Company's stockholders approved an increase in the number of the Company's authorized shares of common stock. See Note 12 for additional information.
Bharat Biotech is entitled to receive dividends on the Series B Convertible Preferred Stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock, when and if such dividends are paid. Except as provided by law and certain protective provisions set forth in the Certificate of Designation, the Series B Convertible Preferred Stock has no voting rights. Upon a liquidation or dissolution of the Company, holders of Series B Convertible Preferred Stock would be entitled to receive the same amount that a holder of common stock would receive if the Series B Convertible Preferred Stock were fully converted to common stock.
The Company accounted for the issuance of the Series B Convertible Preferred Stock in accordance with ASC 718 and recorded the fair value of $5.0 million within equity during the three months ended March 31, 2021, with a corresponding short-term asset for the advanced payment for the doses of COVAXIN. The Company utilized the traded common stock price, adjusted by the Conversion Ratio, to value the Series B Convertible Preferred Stock and the Finnerty model to estimate a 15% discount rate for the lack of marketability of the instrument. The valuation incorporates Level 3 inputs in the fair value hierarchy, including the estimated time until the instrument's liquidity and estimated volatility of the Company's common stock as of the grant date.
Registered Direct Offering
On February 7, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue and sell in a registered direct offering, 3.0 million shares of the Company's common stock at an offering price of $7.65 per share (the "February 2021 Registered Direct Offering"). The closing of the February 2021 Registered Direct Offering occurred on February 10, 2021 and the Company received net proceeds of $21.2 million after deducting equity issuance costs of $1.7 million.
At-the-Market Offering
During the three months ended March 31, 2021, the Company sold 1.0 million shares of the Company's common stock in an at-the-market offering (“ATM”) commenced in August 2020 (the "August 2020 ATM"). The Company received net proceeds of $4.8 million, after deducting equity issuance costs of $0.1 million. The offering was made pursuant to the Company's effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplement related to the offering dated August 17, 2020. As of March 31, 2021, the Company had the remaining capacity to raise $3.3 million by issuing shares of the Company's common stock under the prospectus supplement in connection with the August 2020 ATM.
OpCo Warrants
Prior to 2018, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants") to investors of the Company pursuant to a stockholders' agreement and to two employees of the Company pursuant to their respective employment agreements. As of March 31, 2021 and December 31, 2020, 0.9 million OpCo Warrants were outstanding and exercisable and had a weighted average exercise price of $5.67 per share. The OpCo Warrants expire between 2026 and 2027.
9.    Stock-based Compensation
Stock-based compensation expense for options granted is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2021	2020
General and administrative	$590	$103
Research and development	243	119
Total	$833	$222
As of March 31, 2021, the Company had $9.3 million of unrecognized compensation expense related to options outstanding under its equity plans. This expense is expected to be recognized over a weighted average period of 2.6 years as of March 31, 2021.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the “2014 Plan”) and the Ocugen, Inc. 2019 Equity Incentive Plan (the “2019 Plan”, collectively with the 2014 Plan, the "Plans").
On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares of the Company's common stock determined by the Board of Directors.
As of March 31, 2021, the 2014 Plan provides for the granting of up to 0.4 million equity awards in respect to the Company's common stock. As of March 31, 2021, the 2019 Plan provides for the granting of up to 1.3 million equity awards in respect to the Company's common stock, inclusive of the additional shares authorized for issuance pursuant to the 2019 Plan's "Evergreen" provision on January 1, 2021.
As of March 31, 2021, an aggregate of 0.4 million and 8.8 million shares of the Company's common stock were issuable upon the exercise of outstanding stock options under the 2014 Plan and 2019 Plan, respectively.
Options to Purchase Common Stock
The following table summarizes the stock option activity under the Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	4,224,433	$0.84	8.9	$5,496
Granted	5,192,550	$2.10		$—
Exercised	(157,468)	$1.11		$980
Forfeited	(23,970)	$13.52		$—
Options outstanding at March 31, 2021	9,235,545	$1.51	9.3	$49,598
Options exercisable at March 31, 2021	860,287	$1.88	7.7	$4,477
The weighted average grant date fair value of stock options granted during the three months ended March 31, 2021 and 2020 were $1.73 and $0.42, respectively. The total fair value of stock options vested during the three months ended March 31, 2021 and 2020 was $0.3 million and $0.1 million, respectively.
10.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2021	2020
Net loss — basic and diluted	$(7,077)	$(3,944)
Shares used in calculating net loss per common share — basic and diluted	186,298,122	52,627,228
Net loss per common share — basic and diluted	$(0.04)	$(0.07)
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended March 31,
	2021	2020
Options to purchase common stock	9,235,545	2,496,771
RSUs	2,190	—
Warrants	870,017	9,643,945
Series A Convertible Preferred Stock (as converted to common stock)	3,115	3,115
Series B Convertible Preferred Stock (as converted to common stock)	547,450	—
Total	10,658,317	12,143,831
Total warrants excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2021 is comprised of 0.9 million OpCo Warrants. Total warrants excluded from the computation of diluted weighted average shares outstanding for the three months ended March 31, 2020 is comprised of 0.9 million OpCo Warrants as well as an aggregate of 8.8 million warrants issued in October 2019 under a securities purchase agreement with certain accredited investors (the "SPA Warrants"). No SPA Warrants were outstanding as of March 31, 2021 and December 31, 2020.

11.    Commitments and Contingencies-
Commitments
The Company has commitments under certain license agreements, lease agreements, debt agreements, and separation agreements. Commitments under certain license agreements primarily include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products. Commitments under the Company's licensing agreements are more fully described within Note 3 and within the Company's 2020 Annual Report. Commitments under lease agreements are future minimum lease payments for operating leases. See Note 5 for additional information about commitments under lease agreements. Commitments under debt agreements are payments for any amount of principal and accrued interest under the PPP Note that is determined to be not forgiven by the SBA as well as the future payment of principal and accrued interest under the EB-5 Loan Agreement. See Note 7 for additional information about commitments under debt agreements. Commitments under separation agreements are severance payments to be paid throughout the remainder of 2021 as a result of the reduction in force in connection with the Company's discontinuation of its OCU300 product candidate. See Note 6 for additional information about commitments under separation agreements.
Contingencies
From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on the business, financial condition, results of operations, or cash flows.
12.    Subsequent Events
Promissory Note
On April 13, 2021, the Company issued a promissory note in the principal amount of $0.8 million to a company (the “Promissory Note”). The Promissory Note bears interest at a rate per annum of 5%. The outstanding principal balance of the Promissory Note plus any accrued and unpaid interest thereon is payable in full on April 13, 2022. The Promissory Note may be prepaid in whole or in part at any time, together with any accrued and unpaid interest, without premium, penalty, or discount. The Promissory Note contains customary covenants and events of default, including, among others, failure to make payment, breach of agreement, and bankruptcy.
Increase in Authorized Shares of Common Stock
On April 14, 2021, the Company's stockholders approved an increase in the number of the Company's authorized shares of common stock from 200.0 million to 295.0 million. Following receipt of the stockholder approval, the Company filed a Certificate of Amendment to the Company's Sixth Amended and Restated Certificate of Incorporation with the State of Delaware to effect the increase in authorized shares.
Registered Direct Offering
On April 23, 2021, the Company entered into a securities purchase agreement with healthcare-focused institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the "April 2021 Registered Direct Offering") an aggregate of 10.0 million shares of the Company's common stock at an offering price of $10.00 per share. The closing of the April 2021 Registered Direct Offering occurred on April 27, 2021 and the Company received net proceeds of $93.4 million after deducting equity issuance costs of $6.6 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2020, included in our 2020 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the “Risk Factors” section included in our 2020 Annual Report and the "Risk Factors" and “Disclosure Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
•Modifier Gene Therapy Platform — Based on NHRs, we believe our gene therapy platform has the potential to address many retinal diseases, including RP, LCA, and dry AMD.
•Novel Biologic Therapy for Retinal Diseases — We are developing OCU200, a novel biologic product candidate, to treat DME, DR, and wet AMD.
COVID-19 Vaccine
In February 2021, we entered into the Covaxin Agreement with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 in humans in the Ocugen Covaxin Territory. COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate and is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C).
COVAXIN has been granted approval for emergency use in India and millions have been dosed to date. The Phase 1 and Phase 2 clinical trials conducted in India reported strong IgG responses against the spike protein, RBD, and the nucleocapsid protein of the SARS-CoV-2 virus, along with strong cellular responses. Strong cellular responses are necessary for memory and long-term durability of vaccines. Both the Phase 1 and Phase 2 clinical trials were published in the Lancet. Bharat Biotech is currently conducting a Phase 3 clinical trial in India. Enrollment in the Phase 3 clinical trial is complete. In April 2021, COVAXIN demonstrated positive results in the second interim analysis of the Phase 3 clinical trial showing a vaccine efficacy in mild, moderate, and severe COVID-19 disease of 78%, efficacy against severe COVID-19 disease alone of 100%, and efficacy against asymptomatic COVID-19 infection of 70%. The 78% efficacy result represents a point estimate of vaccine efficacy with a 95% confidence interval of 61% to 88% against mild, moderate, and severe COVID-19 disease. In an in vitro study conducted by the ICMR-National Institute of Virology, COVAXIN demonstrated potential effectiveness against the Brazilian variant of SARS-CoV-2, B.1.1.28.2, which contains the E484K mutation found in New York. An additional in vitro study conducted by the ICMR-National Institute of Virology suggested that COVAXIN was effective against the U.K. variant, B.1.1.7, as well as the Indian double mutant variant, B.1.617. These studies suggest that COVAXIN vaccination may be effective against infection from multiple SARS-CoV-2 variants.
We are currently evaluating the clinical and regulatory path for COVAXIN in the United States including obtaining EUA from the FDA and, eventually, BLA approval in the United States, as well as our commercialization strategy, if authorized or approved. We have initiated discussions with the FDA regarding the development of COVAXIN and EUA. Consistent with the FDA guidance document on EUA for vaccines to prevent COVID-19, we have submitted key information and data to date (including preclinical studies, CMC, and clinical studies) as a “Master File” for FDA review and input prior to a planned EUA submission. We are currently waiting for additional data from Bharat Biotech from the ongoing Phase 3 clinical trial for an

EUA submission. Due to the crisis in India generated by the current surge in COVID-19 cases it is experiencing, this process is taking longer than anticipated. We are continuing to monitor the situation and intend to file the EUA submission as soon as practicable.
Modifier Gene Therapy Platform
We are developing a breakthrough modifier gene therapy platform to generate therapies designed to fulfill unmet medical needs in the area of retinal diseases, including IRDs and dry AMD. Our modifier gene therapy platform is based on NHRs, which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our gene therapy platform, through its use of NHRs, represents a novel approach in that it may address multiple retinal diseases with one product. IRDs such as RP, a group of rare genetic disorders that involve a breakdown and loss of cells in the retina and can lead to visual impairment and blindness, affect over 2.0 million people worldwide. Over 150 gene mutations have been associated with RP and this number represents only 60% of the RP population. The remaining 40% of RP patients cannot be genetically diagnosed, making it difficult to develop individual treatments.
We believe that OCU400, our first product candidate being developed with our modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including RP and LCA. For example, we believe OCU400 has the potential to eliminate the need for developing more than 150 individual products and provide one treatment option for all RP patients. OCU400 has received four ODDs from the FDA for the treatment of certain disease genotypes: NR2E3, CEP290, RHO, and PDE6ß mutation-associated inherited retinal degenerations. We are planning to initiate two Phase 1/2a clinical trials for OCU400 in the United States in the second half of 2021. OCU400 additionally received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA in February 2021, which we believe further supports the potential broad spectrum application of OCU400 to treat many IRDs. We are currently evaluating options to commence OCU400 clinical trials in Europe in 2022. Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RORA for the treatment of dry AMD. This candidate is currently in preclinical development. We are planning to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
Novel Biologic Therapy for Retinal Diseases
We are also conducting preclinical development for our biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat DME, DR, and wet AMD. We had a pre-IND meeting with the FDA in November 2020 and received guidance on IND-enabling preclinical studies to support the Phase 1/2a study. We expect to initiate IND-enabling preclinical studies for OCU200 in 2021 and plan to initiate a Phase 1/2a clinical trial for OCU200 in 2022.
Product Candidate for the Treatment of oGVHD
We were developing OCU300, a small molecule therapeutic for the treatment of symptoms associated with oGVHD. The Phase 3 clinical trial for OCU300 was discontinued in 2020 based on results of a pre-planned interim sample size analysis conducted by an independent Data Monitoring Committee, which indicated the trial was unlikely to meet its co-primary endpoints upon completion.
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

Financial Operations Overview
We have no products approved for commercial sale and have not generated significant revenue to date. We have never been profitable and have incurred operating losses in each year since inception. We incurred net losses of approximately $7.1 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $80.4 million and a cash, cash equivalents, and restricted cash balance of $44.9 million.
As of March 31, 2021, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision-maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of March 31, 2021, substantially all of our assets were located in the United States. Our headquarters and operations are located in Malvern, Pennsylvania.
Research and development expense
Research and development costs are expensed as incurred. These costs consist of internal and external expenses, as well as depreciation on assets used within our research and development activities. Internal expenses include the cost of salaries, benefits, severance, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, as well as allocated rent and utilities expenses. External expenses include development, clinical trials, patent costs, and regulatory compliance costs incurred with research organizations, contract manufacturers, and other third-party vendors. License fees paid to acquire access to proprietary technology are expensed to research and development unless it is determined that the technology is expected to have an alternative future use. All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred to research and development expense due to the uncertainty about the recovery of the expenditure. We record costs for certain development activities, such as preclinical studies and clinical trials, based on our evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the condensed consolidated financial statements as prepaid or accrued research and development expense, as applicable. Our recording of costs for certain development activities requires us to use estimates. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates.
Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidates. We anticipate that our research and development expenses will be higher in 2021 as compared to prior periods as we evaluate the regulatory and commercialization path for COVAXIN in the United States as well as conduct preclinical and clinical activities with respect to our other product candidates. We are planning to initiate two Phase 1/2a clinical trials for OCU400 in the United States in the second half of 2021 and Phase 1/2a clinical trials for OCU410 and OCU200 in 2022. We are also currently evaluating options to commence OCU400 clinical trials in Europe in 2022.
Our research and development expenses are not currently tracked on a program-by-program basis for indirect and overhead costs. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying, developing, and commercializing product candidates.
At this time, due to the inherently unpredictable nature of preclinical and clinical development as well as regulatory approval and commercialization, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in our continued development and commercialization efforts. As a result of these uncertainties, successful development and completion of clinical trials as well as regulatory approval and commercialization are uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to our ability to enter into collaborations with respect to each product candidate, the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of each product candidate.
General and administrative expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, severance, insurance, and stock-based compensation expense, for employees in executive, accounting, and other administrative functions. General and administrative expense also includes corporate facility costs, including allocated rent and utilities, insurance premiums, legal fees related to corporate matters, and fees for auditing, accounting, and other consulting services.

We anticipate that our general and administrative expenses will be higher in 2021 as compared to prior periods as a result of higher corporate infrastructure costs including, but not limited to, accounting, legal, human resources, consulting, and investor relations fees. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.
Severance-related expense
In June 2020, we communicated notice to five employees of the termination of their employment as a result of the discontinuation of our OCU300 product candidate for the treatment of symptoms associated with oGVHD. This reduction represented one-third of our workforce at the time of communication. All terminations were “without cause” and each employee received termination benefits upon departure. The termination dates varied for each employee and ranged from June 30, 2020 to December 31, 2020. As a result of the workforce reduction, we expect to pay severance benefits of $0.4 million throughout the remainder of 2021. During the three months ended March 31, 2021, we made severance payments of $0.3 million.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates. There were no material changes to our critical accounting policies and estimates as reported in our 2020 Annual Report.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$2,872	$1,652	$1,220
General and administrative	4,185	2,277	1,908
Total operating expenses	7,057	3,929	3,128
Loss from operations	(7,057)	(3,929)	(3,128)
Other income (expense):
Interest expense	(20)	(15)	(5)
Total other income (expense)	(20)	(15)	(5)
Net loss	$(7,077)	$(3,944)	$(3,133)
Research and development expense
Research and development expense increased by $1.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase of $0.7 million related to OCU400 preclinical activities, $0.4 million related to COVAXIN development, $0.3 million related to OCU200 preclinical activities, $0.2 million related to professional fees, and $0.1 million related to stock-based compensation expense, partially offset by a decrease of $0.5 million related to the discontinuation of OCU300 clinical trial activities in 2020.
General and administrative expense
General and administrative expense increased by $1.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to incurring $1.2 million in costs associated with obtaining an increase in the authorized shares of our common stock including proxy solicitation fees and an increase of $0.5 million related to stock-based compensation expense. See Note 12 in the notes to the condensed consolidated financial statements included in this report for additional information about the increase in the authorized shares of our common stock.
Liquidity and Capital Resources
As of March 31, 2021, we had $44.9 million in cash, cash equivalents, and restricted cash. We have not generated significant revenue to date and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. Specifically, since our inception and through March 31, 2021, we have raised an aggregate of $118.4 million to fund our operations, of which $105.8 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $2.1 million was from debt, and $0.2 million was from grant proceeds.
In February 2021, we issued and sold 3.0 million shares of our common stock at an offering price of $7.65 per share in the February 2021 Registered Direct Offering pursuant to a securities purchase agreement. We received net proceeds of $21.2 million. For additional information about the February 2021 Registered Direct Offering, see Note 8 in the notes to the condensed consolidated financial statements included in this report. In April 2021, we issued and sold 10.0 million shares of our common stock at an offering price of $10.00 per share in the April 2021 Registered Direct Offering pursuant to a securities purchase agreement with healthcare-focused institutional investors. We received net proceeds of $93.4 million. For additional information about the April 2021 Registered Direct Offering, see Note 12 in the notes to the condensed consolidated financial statements included in this report.
Additionally, during the three months ended March 31, 2021, we sold 1.0 million shares of our common stock in the August 2020 ATM. We received net proceeds of $4.8 million. The offering was made pursuant to our effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplement related to the offering dated August 17, 2020. As of March 31, 2021, we had remaining capacity to raise $3.3 million by issuing shares of our common stock under the prospectus supplement in connection with the August 2020 ATM. For additional information about the August 2020 ATM, see Note 8 in the notes to the condensed consolidated financial statements included in this report.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $7.1 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $80.4 million.
The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(5,283)	$(4,686)
Net cash used in investing activities	(261)	(53)
Net cash provided by financing activities	26,297	488
Net increase (decrease) in cash, cash equivalents, and restricted cash	$20,753	$(4,251)
Operating activities
Cash used in operating activities was $5.3 million for the three months ended March 31, 2021 compared to $4.7 million for the three months ended March 31, 2020. The increase in cash used in operating activities was primarily driven by an increase in our research and development expenses for product candidates, including COVAXIN, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Investing activities
Cash used in investing activities was $0.3 million for the three months ended March 31, 2021 compared to $0.1 million for the three months ended March 31, 2020. The increase in cash used in investing activities was driven by an increase in purchases of property and equipment during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Financing activities
Cash provided by financing activities was $26.3 million for the three months ended March 31, 2021 compared to $0.5 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, cash provided by financing activities primarily consisted of gross proceeds of $22.9 million received from the February 2021 Registered Direct Offering, gross proceeds of $5.0 million received under August 2020 ATM, and $0.2 million in proceeds from the exercise of stock options, partially offset by payments of equity issuance costs of $1.8 million. During the three months ended March 31, 2020, cash provided by financing activities primarily consisted of proceeds from debt issuance of $0.5 million.
Indebtedness
In April 2020, we were granted a loan from SVB in the aggregate amount of $0.4 million, pursuant to the PPP of the CARES Act. The loan was in the form of a promissory note dated April 30, 2020 in favor of SVB. The PPP Note matures on April 30, 2022 and bears interest at a rate of 1.0% per annum. Principal and interest payments are payable monthly commencing on either (i) the date the SBA compensates SVB for any forgiven amounts or (ii) 10 months after the end of our loan forgiveness covered period, which ended in October 2020. Certain amounts of the loan may be forgiven if they are used for qualifying expenses as described by the PPP. If the PPP Note is fully forgiven, we will not be responsible for any payments. As of March 31, 2021, there was $0.4 million of principal outstanding under the PPP Note.
In September 2016, pursuant to the EB-5 program, we entered into the EB-5 Loan Agreement to borrow up to $10.0 million from EB-5 Life Sciences in $0.5 million increments. Borrowings are at a fixed interest rate of 4.0% and are to be utilized in the clinical development, manufacturing, and commercialization of our product candidates and for our general working capital needs. Outstanding borrowings pursuant to the EB-5 Program become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. As of March 31, 2021, there was $1.5 million of principal outstanding under the EB-5 Loan Agreement.
Funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we continue research and development, including preclinical and clinical development of our product candidates, contract to manufacture our product candidates, add operational, financial, and information systems to execute our business plan, maintain, expand, and protect our patent portfolio, and operate as a public company.
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
Although we believe our cash, cash equivalents, and restricted cash will enable us to fund our operating expenses and capital requirements through at least one year from the date the condensed consolidated financials included in this report are issued, our management plans to continue to raise additional capital to support the development and commercialization of our product candidates through public and private placements of equity and/or debt, payments from potential strategic research and development, sale of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, or other funding from the government. There can be no assurance that these future funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 in the notes to the condensed consolidated financial statements included in this report.
Other Company Information
None.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2020 Annual Report. The risks described in our 2020 Annual Report and this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.
The ongoing COVID-19 pandemic and actions taken in response to it may result in disruptions to our business operations, which would have a material adverse effect on our business, financial position, operating results, and cash flows.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency. The Governor of Pennsylvania declared a state of emergency and has issued orders impacting our business operations.
We are developing COVAXIN, the COVID-19 vaccine candidate developed in India by Bharat Biotech, for the U.S. market pursuant to the Covaxin Agreement. Our ability to obtain EUA or BLA approval depends on Bharat Biotech’s ability to complete its ongoing Phase 3 clinical trial of COVAXIN in India, in which they have enrolled 25,800 participants between 18 to 98 years of age, including 2,433 over the age of 60 and 4,500 with comorbidities. Moreover, if authorized or approved, our ability to commercialize COVAXIN in the U.S. market will depend in part on our ability obtain sufficient doses of the vaccine from Bharat Biotech to meet our anticipated needs for 2021. As of the date of this Quarterly Report on Form 10-Q, India is currently experiencing a significant surge in COVID-19 infections, including novel and variant strains of the virus, which has resulted in overwhelmed hospitals and shortages in oxygen, ventilators, and medical supplies. In addition, the Indian government has imposed a temporary suspension of the export of COVID-19 vaccines as a result of this wave of COVID-19 infections in India. The ongoing surge in COVID-19 infections in India presents risks that the completion of Bharat Biotech’s Phase 3 clinical trial will be delayed, due, in part by the diversion of medical resources and COVAXIN supply, patients’ unwillingness to complete required follow-up, and the emergence of new strains of the virus that may reduce the efficacy of COVAXIN or otherwise complicate clinical development. The Indian government’s temporary suspension of the export of COVID-19 vaccines may require Bharat Biotech to focus its resources, including COVAXIN supply, on domestic Indian requirements and thereby prevent Bharat Biotech from shipping supply of COVAXIN abroad, including to the United States. Any such developments in clinical development or vaccine supply may cause significant delays in our ability to submit required documentation to the FDA, to obtain EUA or BLA approval for COVAXIN in the United States or to commercialize COVAXIN in the United States on our anticipated timelines. We are currently waiting for additional data from Bharat Biotech from the ongoing Phase 3 clinical trial for an EUA submission. Due to the current surge in COVID-19 cases in India, this process is taking longer than anticipated. We are continuing to monitor the situation and intend to file the EUA submission as soon as practicable. Any significant delays could adversely affect our business, results of operations, or financial condition.
With respect to our gene therapy product candidates, we currently expect to commence two Phase 1/2a clinical trials for OCU400, our product candidate for the treatment of multiple IRDs, in the United States in the second half of 2021. If COVID-19 continues to spread in the United States and elsewhere, it may delay enrollment in these planned clinical trials, and in any clinical trials that we may commence for our other product candidates in 2022. Some patients may not be able to comply with clinical trial protocols if any future quarantines impede patient movement or interrupt healthcare services. Moreover, limitations on global international travel may delay key trial activities, including necessary interactions with regulators, ethics committees, and other important agencies and contractors. We may be faced with limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people. Any of the above could delay our planned clinical trials for OCU400 or prevent us from completing these clinical trials at all, and harm our ability to obtain approval for OCU400 or our other product candidates.

Moreover, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to, strain on our suppliers and other third parties, possibly resulting in supply disruptions of our product candidates for preclinical development and potential future clinical trials we expect to initiate, decrease in clinical enrollment in any clinical trials we initiate, and the ability to raise capital when needed on acceptable terms, if at all. Disruptions in our operations or supply chain, whether as a result of government intervention, restricted travel, quarantine requirements, or otherwise, could negatively impact our ability to proceed with our clinical trials, preclinical development, and other activities and delay our ability to receive product approval and generate revenue.
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the emergence of any new mutations or variants of the virus, the duration of the outbreak, travel restrictions imposed by the United States, India, and other countries, business closures or business disruption in the United States, India, and other countries, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our preclinical development efforts, healthcare systems, or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the period covered by this Quarterly Report, there were no sales by us of unregistered securities that were not previously reported by us in a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Not Applicable.

Item 6.    Exhibits.

Exhibit	Description

3.1*	Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Increase in Authorized Shares of Common Stock

3.2
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Ocugen, Inc. (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference)

10.1*#	Co-Development, Supply and Commercialization Agreement, dated as of January 31, 2021, by and between the Registrant and Bharat Biotech International Limited

10.2*+	Form of Performance-Vested Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan

10.3	Form of Securities Purchase Agreement dated as of February 7, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2021 and incorporated herein by reference)

10.4	Form of Securities Purchase Agreement dated as of April 23, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021 and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
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

Ocugen, Inc.

Dated: May 7, 2021	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 7, 2021	/s/ Sanjay Subramanian
Sanjay Subramanian Chief Financial Officer (Principal Financial Officer and Accounting Officer)