Form 10-Q
period 2021-06-30
Ocugen, Inc.
filed 2021-08-06
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of July 30, 2021, there were 198,755,831 outstanding shares of the registrant’s common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
•our activities with respect to COVAXIN, our vaccine candidate for the prevention of COVID-19 caused by SARS-CoV-2, in collaboration with Bharat Biotech International Limited (“Bharat Biotech”), including our plans and expectations regarding clinical development, manufacturing, pricing, regulatory review and compliance, reliance on third parties, and commercialization, if authorized or approved;
•our plans regarding submission of a Biologics License Application ("BLA") to the U.S. Food and Drug Administration including the need for an additional clinical trial to support a BLA submission;
•our ability to successfully obtain adequate supply of COVAXIN from Bharat Biotech and to complete a technology transfer to a new third-party manufacturer and engage such manufacturer on commercially acceptable terms;
•anticipated market demand for COVAXIN in the United States or Canada;
•the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, could disrupt our business and operations;
•the uncertainties associated with the clinical development and regulatory authorization or approval of our product candidates, including potential delays in the commencement, enrollment, and completion of clinical trials;
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
•our ability to comply with regulatory schemes applicable to our business and other regulatory developments in the United States, Canada, and other foreign countries; including the extent to which developments with respect to COVID-19 pandemic will affect the regulatory pathway available for vaccines in the United States, Canada, or other jurisdictions;
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
•our ability to maintain our relationships, profitability, and contracts with our key collaborators and commercial partners; including with Bharat Biotech, and our ability to establish additional collaborations and/or partnerships;

•our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;
•our ability to comply with stringent U.S., Canada, and other foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice compliance and other relevant regulatory authorities;
•the impact of the COVID-19 pandemic on our development programs, global supply chain, and collaborators and manufacturers, including Bharat Biotech; and
•other matters discussed under the heading “Risk Factors” contained in this Quarterly Report on Form 10-Q, the 2020 Annual Report, and in any other documents we file with the SEC.
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

OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$115,642	$24,039
Advance for COVAXIN supply	4,988	—
Prepaid expenses and other current assets	996	1,839
Total current assets	121,626	25,878
Property and equipment, net	944	633
Restricted cash	151	151
Other assets	1,530	714
Total assets	$124,251	$27,376
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$802	$395
Accrued expenses and other current liabilities	3,870	2,941
Short-term debt, net	—	234
Operating lease obligation	168	44
Total current liabilities	4,840	3,614
Non-current liabilities
Operating lease obligation, less current portion	1,328	389
Long term debt, net	1,674	1,823
Total non-current liabilities	3,002	2,212
Total liabilities	7,842	5,826
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020
Series A; seven issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Series B; 54,745 and zero issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	—
Common stock; $0.01 par value; 295,000,000 and 200,000,000 shares authorized, 198,816,745 and 184,133,384 shares issued, and 198,695,245 and 184,011,884 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1,988	1,841
Treasury stock, at cost, 121,500 shares at June 30, 2021 and December 31, 2020	(48)	(48)
Additional paid-in capital	220,799	93,059
Accumulated deficit	(106,331)	(73,302)
Total stockholders’ equity	116,409	21,550
Total liabilities and stockholders’ equity	$124,251	$27,376
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Collaboration revenue	$—	$43	$—	$43
Total revenues	—	43	—	43
Operating expenses
Research and development	18,853	1,630	21,725	3,282
General and administrative	6,757	1,779	10,942	4,056
Total operating expenses	25,610	3,409	32,667	7,338
Loss from operations	(25,610)	(3,366)	(32,667)	(7,295)
Other income (expense)		—
Interest income	10	—	10	—
Interest expense	(20)	(248)	(40)	(263)
Other income (expense)	(332)	—	(332)	—
Total other income (expense)	(342)	(248)	(362)	(263)
Net loss and comprehensive loss	$(25,952)	$(3,614)	$(33,029)	$(7,558)
Deemed dividend related to Warrant Exchange	—	(12,546)	—	(12,546)
Net loss to common stockholders	$(25,952)	$(16,160)	$(33,029)	$(20,104)

Shares used in calculating net loss per common share — basic and diluted	195,572,189	83,537,463	190,960,775	68,082,346
Net loss per share of common stock — basic and diluted	$(0.13)	$(0.19)	$(0.17)	$(0.30)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	7	$—	—	$—	184,133,384	$1,841	$(48)	$93,059	$(73,302)	$21,550
Stock-based compensation expense	—	—	—	—	—	—	—	833	—	833
Issuance of common stock for option exercises	—	—	—	—	157,468	2	—	174	—	176
At-the-market common stock issuance, net	—	—	—	—	987,000	10	—	4,839	—	4,849
Registered direct offering common stock issuance, net	—	—	—	—	3,000,000	30	—	21,174	—	21,204
Series B Convertible Preferred Stock issuance, net	—	—	54,745	1	—	—	—	4,953	—	4,954
Net loss	—	—	—	—	—	—	—	—	(7,077)	(7,077)
Balance at March 31, 2021	7	$—	54,745	$1	188,277,852	$1,883	$(48)	$125,032	$(80,379)	$46,489
Stock-based compensation expense	—	—	—	—	—	—	—	2,095	—	2,095
Issuance of common stock for option and warrant exercises	—	—	—	—	538,893	5	—	366	—	371
Registered direct offering common stock issuance, net	—	—	—	—	10,000,000	100	—	93,306	—	93,406
Net loss	—	—	—	—	—	—	—	—	(25,952)	(25,952)
Balance at June 30, 2021	7	$—	54,745	$1	198,816,745	$1,988	$(48)	$220,799	$(106,331)	$116,409

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	7	$—	—	$—	52,746,728	$528	$(48)	$62,019	$(51,480)	$11,019
Stock-based compensation expense	—	—	—	—	—	—	—	222	—	222
Net loss	—	—	—	—	—	—	—	—	(3,944)	(3,944)
Balance at March 31, 2020	7	$—	—	$—	52,746,728	$528	$(48)	$62,241	$(55,424)	$7,297
Stock-based compensation expense	—	—	—	—	—	—	—	149	—	149
Warrant Exchange	—	—	—	—	21,920,820	219	—	(5,197)	—	(4,978)
Issuance of common stock for subscription agreements and warrant exercises	—	—	—	—	1,328,405	13	—	319	—	332
At-the-market common stock issuance, net	—	—	—	—	59,132,191	591	—	14,846	—	15,437
Net loss	—	—	—	—	—	—	—	—	(3,614)	(3,614)
Balance at June 30, 2020	7	$—	—	$—	135,128,144	$1,351	$(48)	$72,358	$(59,038)	$14,623
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(33,029)	$(7,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	93	38
Non-cash interest expense	40	263
Non-cash lease expense	134	95
Stock-based compensation expense	2,928	371
Gain on forgiveness of PPP Note	(426)	—
Impairment on note receivable	758	—
Other non-cash	—	(166)
Changes in assets and liabilities:
Prepaid expenses and other assets	965	500
Accounts payable and accrued expenses	1,483	(1,220)
Other assets	100	—
Lease obligations	(130)	(96)
Net cash used in operating activities	(27,084)	(7,773)
Cash flows from investing activities
Purchase of property and equipment	(524)	(34)
Issuance of note receivable	(750)	—
Net cash used in investing activities	(1,274)	(34)
Cash flows from financing activities
Proceeds from issuance of common stock	128,496	16,161
Payment of equity issuance costs	(8,525)	(593)
Proceeds from issuance of debt	—	921
Payments of debt issuance costs	—	(6)
Repayments of debt	—	(1,140)
Financing lease principal payments	(10)	(12)
Net cash provided by financing activities	119,961	15,331
Net increase in cash, cash equivalents, and restricted cash	91,603	7,524
Cash, cash equivalents, and restricted cash at beginning of period	24,190	7,595
Cash, cash equivalents, and restricted cash at end of period	$115,793	$15,119
Supplemental disclosure of non-cash investing and financing transactions:
Series B Convertible Preferred Stock issuance	$4,988	$—
Exercise of Warrants	$603	$—
Forgiveness of PPP Note	$426	$—
Issuance of Warrant Exchange Promissory Notes	$—	$5,625
Obligation settled with common stock	$—	$331
Equity issuance costs	$—	$130
Purchase of property and equipment	$78	$—
Right-of-use asset related to operating leases	$926	$—
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
COVID-19 Vaccine
In February 2021, the Company entered into a Co-Development, Supply and Commercialization Agreement with Bharat Biotech International Limited ("Bharat Biotech"), pursuant to which the Company obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 caused by SARS-CoV-2 in humans in the United States, its territories, and possessions. In June 2021, the Company entered into an amendment to the Co-Development, Supply and Commercialization Agreement (as so amended, the "Covaxin Agreement") pursuant to which the parties agreed to expand the Company's rights to develop, manufacture, and commercialize COVAXIN to include Canada in addition to the United States, its territories, and possessions (the “Ocugen Covaxin Territory”).
COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate and is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). COVAXIN has been granted approval for emergency use in India and over 45.0 million doses globally have been administered to date.
In July 2021, the Company announced that COVAXIN demonstrated an overall vaccine efficacy against COVID-19 disease of 77.8%, with efficacy against severe COVID-19 disease of 93.4%, and efficacy against asymptomatic COVID-19 disease of 63.6% in the Phase 3 clinical trial conducted by Bharat Biotech in India. Adverse events in the COVAXIN and controls arms of the Phase 3 clinical trial were observed in 12.4% of subjects, with less than 0.5% of subjects experiencing serious adverse side effects. The majority of the symptomatic cases identified in aggregate in the COVAXIN and controls arms in the Phase 3 clinical trial were COVID-19 variants, the majority of which were identified to be the Delta variant, B.1.617.2. Subjects vaccinated with COVAXIN in the Phase 3 clinical trial showed protection against the emerging Delta variant, B.1.617.2, showing a vaccine efficacy of 65.2%. Additionally, in in-vitro studies conducted by the Indian Council of Medical Research ("ICMR") — National Institute of Virology, COVAXIN demonstrated potential effectiveness against the Zeta variant, B.1.1.28.2, which contains the E484K mutation found in New York, as well as potential effectiveness against the Alpha variant, B.1.1.7, and the Beta variant, B.1.351.
The Company is currently evaluating the clinical and regulatory pathway to market for COVAXIN in the United States. In June 2021, the U.S. Food and Drug Administration (the "FDA") provided feedback to the Company regarding the data and information contained in a "Master File" that was previously submitted to the FDA and recommended that the Company pursue a Biologics License Application ("BLA") submission instead of an Emergency Use Authorization ("EUA") application for COVAXIN in the United States. As part of the feedback provided by the FDA regarding the "Master File", the FDA also requested additional information and data. The Company is currently in discussions with the FDA regarding the appropriate regulatory pathway for COVAXIN in the United States. The Company is additionally in discussions with the FDA regarding the data requirements for COVAXIN under a BLA submission and anticipates that data from an additional clinical trial will be required to support a BLA submission.
The Company is pursuing authorization for COVAXIN in Canada and has had discussions with Health Canada regarding the regulatory pathway for COVAXIN under the Minister of Health’s Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19 (the "Interim Order"). In July 2021, the Company announced it had completed its rolling submission to Health Canada for COVAXIN. The rolling submission process, which permits companies to submit safety and efficacy data and information as they become available, was recommended and accepted under the Interim Order and transitioned to a New Drug Submission for COVID-19. The submission was conducted through the Company's Canadian affiliate, Vaccigen, Ltd. ("Vaccigen").
The Company is evaluating its commercialization strategy for COVAXIN in the United States and Canada, if authorized or approved in either jurisdiction. In June 2021, the Company selected Jubilant HollisterStier as its manufacturing partner for

COVAXIN to prepare for the potential commercial manufacturing for the Ocugen Covaxin Territory. The Company expects to enter into a master services agreement with Jubilant HollisterStier for the manufacture of COVAXIN and the technology transfer process to Jubilant HollisterStier has been initiated.
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
The Company believes that OCU400, its first product candidate being developed with its modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including retinitis pigmentosa ("RP") and leber congenital amaurosis ("LCA"). OCU400 has received four Orphan Drug Designations ("ODDs") from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. The Company is planning to initiate two parallel Phase 1/2a clinical trials for OCU400 in the United States later this year. OCU400 additionally has received Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA, which the Company believes further supports the potential broad spectrum application of OCU400 to treat many IRDs. The Company is currently evaluating options to commence OCU400 clinical trials in Europe in 2022. The Company's second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. This candidate is currently in preclinical development. The Company is planning to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
Novel Biologic Therapy for Retinal Diseases
The Company is also conducting preclinical development for its biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. The Company had a pre-Investigational New Drug ("IND") meeting with the FDA in November 2020 and received guidance on IND-enabling preclinical studies to support the Phase 1/2a study. The Company has completed the technology transfer of manufacturing processes to the Company's contract development and manufacturing organization ("CDMO") for the manufacture of OCU200. The Company expects to initiate a Phase 1/2a clinical trial in 2022. The Company's CDMO will manufacture the clinical supplies for the Phase 1/2a clinical trial.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. The Company incurred net losses of approximately $33.0 million and $7.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had an accumulated deficit of $106.3 million and cash, cash equivalents, and restricted cash totaling $115.8 million.
The Company has a limited operating history and its prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in its industry. The Company intends to continue its research, development, and commercialization efforts for its product candidates, which will require significant additional funding. If the Company is unable to obtain additional financing in the future or research, development, and commercialization efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital by raising additional capital through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sale of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, or other funding from the government or other third parties. Such financing may not be available at all, or on terms that are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, its plan may not be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital, or appropriately manage certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to develop and commercialize the Company’s product candidates, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.
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
The condensed consolidated financial statements include the accounts of Ocugen and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.
Use of Estimates
In preparing the condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions primarily include those used in the accounting for research and development accruals, the fair value measurement of equity instruments, and the collectibility of the note receivable.
Collaboration Arrangements
The Company assesses whether collaboration agreements are subject to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”), based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner represent consideration from a customer, the Company accounts for those payments within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. However, if the Company concludes that its collaboration partner is not a customer, the Company will record royalty payments received as collaboration revenue in the period in which the underlying sale occurs and record expenses and expense reimbursements as either research and development expense or general and administrative expense, or a reduction thereof, based on the underlying nature of the expense or expense reimbursement. During the three and six months ended June 30, 2020, the Company recorded collaboration revenue from an agreement accounted for as a collaborative arrangement within the scope of ASC 808. No collaboration revenue was recorded during the three and six months ended June 30, 2021.
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

As of June 30, 2021, the Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement (as defined in Note 8) approximates its carrying value. See Note 8 for additional information.
Cash, Cash Equivalents, and Restricted Cash
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2021	2020
Cash and cash equivalents	$115,642	$14,968
Restricted cash	151	151
Total cash, cash equivalents, and restricted cash	$115,793	$15,119
Property and Equipment, Net
Property and equipment is recorded at historical cost. Significant additions or improvements are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Gains and losses on disposal of assets are included in the condensed consolidated statements of operations and comprehensive loss. Depreciation is calculated using the straight-line method and is recognized over the expected useful life of the underlying asset. The Company's property and equipment currently includes office equipment, lab equipment, and leasehold improvements. The Company's office equipment includes computers and other office technology equipment with a useful life of five years as well as furniture and fixtures with a useful life of seven years. The Company's lab equipment has a useful life of five years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining lease term. If a leasehold improvement transfers ownership to the Company at the end of the lease term, the leasehold improvement is amortized over its useful life.
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
Operating leases are included in other assets and operating lease obligations in the Company’s condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term and recognized as research and development expense or general and administrative expense based on the underlying nature of the expense. The Company primarily leases real estate classified as operating leases. FASB ASC Topic 842, Leases ("ASC 842") requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit interest rate was not readily determinable in the Company’s current and historical operating leases, therefore the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of lease payments.
The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
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
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company has issued stock-based compensation awards consisting of stock options and restricted stock units ("RSUs"). ASC 718 requires all stock-based payments, including grants of stock options and RSUs, to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs, the fair value of the RSUs is determined by the Company’s market price of a share of common stock at the grant date. The Company recognizes forfeitures as they occur.
Compensation expense related to stock-based compensation awards granted with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based compensation awards generally vest over a one to three year requisite service period and have a contractual term of 10 years. To the extent a stock-based compensation award is subject to performance-based vesting conditions, the amount of compensation expense recorded reflects an assessment of the probability of achieving the performance conditions. Compensation expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Shares issued upon stock option exercise and RSU vesting are newly issued common shares.

Estimating the fair value of stock options requires the input of subjective assumptions, including the expected life of the stock option, stock price volatility, the risk-free interest rate, and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties, assumptions, and the application of management’s judgment, as they are inherently subjective. If any assumptions change, the Company’s stock-based compensation expense could be materially different in the future.
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
Recent Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). This standard will have an effective and transition date of January 1, 2022. This standard clarifies and reduces diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options, including warrants, that remain equity-classified after modification or exchange. The standard requires an entity to treat a modification or an exchange of a freestanding equity-classified written call option that remains equity-classified after the modification or exchange as an exchange of the original instrument for a new instrument. The standard additionally provides guidance on measuring and recognizing the effect of a modification or an exchange. The Company does not currently expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.
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
3.    License and Development Agreements
The Company entered into the Covaxin Agreement with Bharat Biotech to co-develop COVAXIN, a whole-virion inactivated COVID-19 vaccine being developed to prevent COVID-19 infection, for the U.S. and Canadian markets. The Covaxin Agreement was originally entered into in February 2021 with respect to the U.S. market and was subsequently amended in June 2021 to add rights to the Canadian market. Pursuant to the Covaxin Agreement, the Company obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN in the Ocugen Covaxin Territory. In consideration of the license and other rights granted by Bharat Biotech to the Company, the parties agreed to share any profits generated from the commercialization of COVAXIN in the Ocugen Covaxin Territory, with the Company retaining 45% of such profits, and Bharat Biotech receiving the balance of such profits. In consideration of the expansion of the Ocugen Covaxin Territory to include Canada, the Company paid Bharat Biotech a non-refundable, up-front payment of $15.0 million in June 2021, which was recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2021. The Company additionally agreed to pay Bharat Biotech $10.0 million within 30 days after the first commercial sale of COVAXIN in Canada. The Covaxin Agreement is a collaboration arrangement within the scope of ASC 808.
Under the Covaxin Agreement, the Company and Bharat Biotech will collaborate to develop COVAXIN for their respective territories. Except with respect to manufacturing rights under certain circumstances as described below, the Company has the exclusive right and is solely responsible for researching, developing, manufacturing, and commercializing COVAXIN for the Ocugen Covaxin Territory. Bharat Biotech has the exclusive right and is solely responsible for researching, developing, manufacturing, and commercializing COVAXIN outside of the Ocugen Covaxin Territory.
Bharat Biotech has agreed to provide to the Company all preclinical and clinical data, and to transfer to the Company certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the Ocugen Covaxin Territory. In certain circumstances set forth in the Covaxin Agreement, and until the Company is capable and primarily responsible for the manufacture and supply of COVAXIN for the Ocugen Covaxin Territory, Bharat Biotech has the exclusive right to manufacture COVAXIN for the Ocugen Covaxin Territory and is responsible for manufacturing and supplying clinical testing materials required for the Company’s development activities, and all of the Company’s requirements of commercial quantities of COVAXIN. The parties expect to enter into supply agreements setting forth the terms of such supply. Bharat Biotech has agreed to provide a specified minimum number of doses in calendar year 2021. In March 2021, the Company issued shares of Series B Convertible Preferred Stock (as defined in Note 9) as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech under an expected future supply agreement. See Note 9 for additional information about the Series B Convertible Preferred Stock issuance to Bharat Biotech. In June 2021, the Company selected Jubilant HollisterStier as its manufacturing partner for COVAXIN to prepare for the potential commercial manufacturing of COVAXIN for the Ocugen Covaxin Territory. The Company expects to enter into a master services agreement with Jubilant HollisterStier for the manufacture of COVAXIN and the technology transfer process to Jubilant HollisterStier has been initiated.
The Covaxin Agreement continues in effect for the commercial life of COVAXIN, subject to the earlier termination of the Covaxin Agreement in accordance with its terms. The Covaxin Agreement also contains customary representations and warranties made by both parties and customary provisions relating to indemnification, limitation of liability, confidentiality, information and data sharing, and other matters.
4.    Notes Receivable
On April 13, 2021, the Company received a promissory note in the principal amount of $0.8 million from a company in connection with a potential collaboration. The promissory note bore interest at a rate per annum of 5% and the outstanding principal balance of the promissory note plus any accrued and unpaid interest thereon was payable in full on April 13, 2022 (the "Maturity Date"). Effective July 2021, the Company accepted an amended and restated promissory note (as so amended and restated, the "Promissory Note") pursuant to which the parties agreed to extend the Maturity Date of the Promissory Note to June 30, 2022 and increase the interest rate per annum to 9% with quarterly interest payments. The Promissory Note may be prepaid in whole or in part at any time, together with accrued and unpaid interest. The Promissory Note contains customary covenants and events of default, including, among others, failure to make payment, breach of agreement, and bankruptcy.
The Company has evaluated the probability of collecting the full principal and accrued interest balance under the terms of the Promissory Note and has determined that collection is not probable. During the three and six months ended June 30, 2021, the Company wrote off the full principal and accrued interest balance of the Promissory Note and recorded the write-off as a loss within other income (expense) within the condensed consolidated statements of operations and comprehensive loss.

5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Office equipment	$307	$166
Lab equipment	749	452
Leasehold improvements	163	177
Financing lease right-of-use asset	—	64
Total property and equipment	1,219	859
Less: accumulated depreciation	(275)	(226)
Total property and equipment, net	$944	$633
6.    Operating Leases
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
The components of lease expense were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$66	$48	$134	$95
Variable lease cost	22	20	52	42
Total lease cost	$88	$68	$186	$137
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2021	December 31, 2020
Right-of-use assets, net	$1,480	$434

Current lease obligations	$168	$44
Non-current lease obligations	1,328	389
Total lease liabilities	$1,496	$433

Supplemental information related to leases was as follows:

	Six months ended June 30,
	2021	2020
Weighted-average remaining lease term — operating leases (years)	6.4	1.5
Weighted-average discount rate — operating leases	4.6%	7.6%
Future minimum operating lease base rent payments are approximately as follows (in thousands):

For the Years Ending December 31,	Amount
Remainder of 2021	$102
2022	252
2023	261
2024	269
2025	277
Thereafter	578
Total	$1,739
Less: present value adjustment	(243)
Present value of minimum lease payments	$1,496
7.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2021	December 31, 2020
Research and development	$814	$512
Clinical	106	117
Professional fees	1,907	405
Employee-related	647	963
Severance-related (1)	197	712
Other	199	232
Total accrued expenses and other current liabilities	$3,870	$2,941
_______________________
(1) In June 2020, the Company communicated notice to five employees of the termination of their employment as a result of the discontinuation of a product candidate. This reduction represented one-third of the Company’s workforce at the time of communication. All terminations were “without cause” and each employee received termination benefits upon departure. The termination dates varied for each employee and ranged from June 30, 2020 to December 31, 2020. The Company recognized no severance-related charges and a de minimis amount of severance-related charges during the three and six months ended June 30, 2021, respectively. The Company recognized severance-related charges of $0.5 million within research and development expense and $0.2 million within general and administrative expense during the three and six months ended June 30, 2020, respectively. The Company made severance payments of $0.2 million and $0.5 million during the three and six months ended June 30, 2021, respectively. The Company made a de minimis amount of severance payments during the three and six months ended June 30, 2020. The Company expects to pay severance benefits of $0.2 million throughout the remainder of 2021.

8.    Debt
The following table provides a summary of the carrying values for the components of debt as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
PPP Note	$—	$421
EB-5 Loan Agreement	1,674	1,636
Total carrying value of debt, net	$1,674	$2,057
PPP Note
In April 2020, the Company was granted a loan from Silicon Valley Bank ("SVB"), in the amount of $0.4 million, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Under the PPP, the loan was eligible for forgiveness to the extent the funds received were used for qualifying expenses as described by the CARES Act. The loan was in the form of a promissory note dated April 30, 2020 in favor of SVB (the "PPP Note"). The PPP Note had a maturity date of April 30, 2022 and bore interest at a rate of 1.0% per annum. The Company did not provide any collateral or guarantees for the loan, nor did the Company pay any facility charge to obtain the loan. The PPP Note provided for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations, and material adverse events. In May 2021, the Company received notice from the Small Business Administration (the "SBA") that the PPP Note was forgiven in its entirety, including both principal and accrued interest. The Company recognized a $0.4 million gain on loan extinguishment within other income (expense) for the forgiveness of the PPP Note within the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021.
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
The carrying values of the EB-5 Loan Agreement borrowings as of June 30, 2021 and December 31, 2020 are summarized below (in thousands):

	June 30, 2021	December 31, 2020
Principal outstanding	$1,500	$1,500
Plus: accrued interest	211	181
Less: unamortized debt issuance costs	(37)	(45)
Carrying value	$1,674	$1,636

9.    Equity
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
Each share of Series B Convertible Preferred Stock is convertible, at the option of Bharat Biotech, into 10 shares of the Company’s common stock (the "Conversion Ratio") only after (i) the Company has received stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation and (ii) the Company’s receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement, and further on the terms and subject to the conditions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the "Certificate of Designation"). In April 2021, the Company's stockholders approved an increase in the number of the Company's authorized shares of common stock from 200.0 million to 295.0 million. As of June 30, 2021, the conversion condition relating to the delivery of the first 10.0 million doses of COVAXIN had not been met. The conversion rate of the Series B Convertible Preferred Stock is subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to the Company’s common stock.
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
The Company accounted for the issuance of the Series B Convertible Preferred Stock in accordance with ASC 718 and recorded the fair value of $5.0 million within equity during the six months ended June 30, 2021, with a corresponding short-term asset for the advanced payment for the doses of COVAXIN. The Company utilized the traded common stock price, adjusted by the Conversion Ratio, to value the Series B Convertible Preferred Stock and the Finnerty model to estimate a 15% discount rate for the lack of marketability of the instrument. The valuation incorporates Level 3 inputs in the fair value hierarchy, including the estimated time until the instrument's liquidity and estimated volatility of the Company's common stock as of the grant date.
Registered Direct Offerings
On April 23, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the "April 2021 Registered Direct Offering") an aggregate of 10.0 million shares of the Company's common stock at an offering price of $10.00 per share. The closing of the April 2021 Registered Direct Offering occurred on April 27, 2021 and the Company received net proceeds of $93.4 million after deducting equity issuance costs of $6.6 million.
On February 7, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the "February 2021 Registered Direct Offering") an aggregate of 3.0 million shares of the Company's common stock at an offering price of $7.65 per share. The closing of the February 2021 Registered Direct Offering occurred on February 10, 2021 and the Company received net proceeds of $21.2 million after deducting equity issuance costs of $1.7 million.
At-the-Market Offerings
The Company commenced three separate at-the-market offerings ("ATMs") in May 2020 (the "May 2020 ATM"), June 2020 (the "June 2020 ATM"), and August 2020 (the "August 2020 ATM"). The offerings were made pursuant to the Company's effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplements related to the offerings dated May 8, 2020, June 12, 2020, and August 17, 2020. During the six months ended June 30, 2021, the Company sold 1.0 million shares of the Company's common stock under the August 2020 ATM and received net proceeds of $4.8 million after deducting equity issuance costs of $0.1 million. During the three and six months ended June 30, 2020, the Company sold an aggregate of 59.1 million shares of common stock under the May 2020 ATM and June 2020 ATM and received net proceeds of $15.4 million after deducting equity issuance costs of $0.7 million.
Subscription Agreements
In June 2020, the Company entered into a subscription agreement with an accredited investor for the issuance of 1.3 million shares of the Company's common stock in a private placement. The shares of common stock were issued as part of a transaction in settlement of an outstanding obligation of the Company to the accredited investor, in which (i) the Company agreed to make certain cash payments, (ii) the Company issued the 1.3 million shares of common stock in exchange for the accredited investor's agreement to cancel $0.3 million of the outstanding obligation, and (iii) the accredited investor agreed to cancel an additional portion of the amount owed by the Company representing a discount of $0.2 million.
In April 2020, the Company entered into a subscription agreement with an accredited investor for the issuance of 1,000 shares of the Company's common stock in a private placement for an aggregate offering price of $395 (the "April 2020 Subscription Agreement").
10.    Warrants
SPA Warrants
In October 2019, the Company issued three series of warrants to purchase shares of the Company’s common stock (the “Series A Warrants,” the “Series B Warrants”, and the “Series C Warrants” and collectively, the “SPA Warrants”) under a securities purchase agreement with certain accredited investors. As of June 30, 2021 and December 31, 2020, no SPA Warrants were outstanding. In April 2020, the Company entered into the April 2020 Subscription Agreement, as discussed within Note 9, which represented a dilutive issuance as defined by the Series A Warrants and resulted in adjustments to the number of issuable Series A Warrants and the exercise price of the Series A Warrants. Immediately prior to the Company entering into the April 2020 Subscription Agreement, 8.8 million Series A Warrants, 1,000 Series B Warrants, and 1,000 Series C Warrants were outstanding.
Contemporaneously with the April 2020 Subscription Agreement, the Company and OpCo entered into Amendment and Exchange Agreements (each an "Exchange Agreement" and collectively, the "Exchange Agreements") with the accredited investors. Pursuant to the Exchange Agreements, the Company, OpCo, and the accredited investors agreed, among other things, after giving effect to the dilutive issuance, to amend the Series A Warrants to provide for an adjustment to the number of common stock issuable upon the exercise of the Series A Warrants. Concurrently with such amendments, the accredited investors exchanged the Series A Warrants for (i) an aggregate of 21.9 million shares of common stock and (ii) a promissory notes of $5.6 million (the "Warrant Exchange Promissory Notes" and collectively with the common stock issued, the "Warrant Exchange"). During the three and six months ended June 30, 2020, the Company made payments to the Warrant Exchange Promissory Note holders of $1.1 million. As of December 31, 2020, the Warrant Exchange Promissory Notes had been repaid in full. Immediately following the consummation of the Warrant Exchange and the concurrent exercise of the remaining Series B Warrants and Series C Warrants, there were no SPA Warrants outstanding.
The Company accounted for the Warrant Exchange by recognizing the fair value of the consideration transferred in excess of the carrying value of the Series A Warrants as a reduction of additional paid-in capital. The fair value of the Series A Warrants immediately prior to the Warrant Exchange was $1.1 million, which was estimated using a Black-Scholes valuation model utilizing Level 3 inputs. The fair value of the consideration transferred to settle the Series A Warrants was approximately $13.6 million, comprised of $8.6 million in shares of common stock and the fair value of the Warrant Exchange Promissory Notes of $5.0 million. The fair value of consideration transferred to settle the Series A Warrants was in excess of the fair value of the Series A Warrants immediately prior to the Warrant Exchange by approximately $12.5 million. The excess consideration was accounted for as a deemed dividend to the Series A Warrant holders and was reflected as an additional net loss to common stockholders in the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2020.
OpCo Warrants
Prior to 2018, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants") to investors of the Company pursuant to a stockholders' agreement and to two employees of the Company pursuant to their respective employment agreements. As of June 30, 2021 and December 31, 2020, 0.8 million and 0.9 million OpCo Warrants were outstanding, respectively. As of June 30, 2021 the outstanding OpCo Warrants had a weighted-average exercise price of $4.97. The outstanding OpCo Warrants expire between 2026 and 2027.
11.    Stock-Based Compensation
Stock-based compensation expense for stock options and RSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
General and administrative	$1,527	$44	$2,117	$148
Research and development	568	105	811	223
Total	$2,095	$149	$2,928	$371
Stock-based compensation expense during the three and six months ended June 30, 2021 included $1.1 million of expense related to stock options with performance-based vesting conditions. No stock-based compensation expense during the three and six months ended June 30, 2020 was related to stock options with performance-based vesting conditions. As of June 30, 2021, the Company had $14.1 million of unrecognized stock-based compensation expense related to options and RSUs outstanding. This expense is expected to be recognized over a weighted-average period of 2.2 years as of June 30, 2021.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the “2014 Plan”) and the Ocugen, Inc. 2019 Equity Incentive Plan (the “2019 Plan”, collectively with the 2014 Plan, the "Plans"). As of June 30, 2021, the 2014 Plan and 2019 Plan authorizes for the granting of up to 0.8 million and 11.5 million equity awards in respect to the Company's common stock, respectively. In addition to options and RSUs granted under the Plans, the Company has granted certain options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the Plans.
Options to Purchase Common Stock
The following table summarizes the stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	4,224,433	$0.84	8.9	$5,496
Granted	7,097,300	$3.13		$—
Exercised	(668,666)	$0.82		$6,439
Forfeited	(274,220)	$2.96		$1,146
Options outstanding at June 30, 2021	10,378,847	$2.35	9.2	$59,563
Options exercisable at June 30, 2021	1,110,116	$1.47	8.0	$7,441
Options not yet exercisable as of June 30, 2021 includes 1.5 million stock options with performance-based vesting conditions. Options not yet exercisable as of June 30, 2020 includes no stock options with performance-based vesting conditions. The weighted-average grant date fair values of stock options granted during the three and six months ended June 30, 2021 were $4.98 and $2.60, respectively. The weighted-average grant date fair values of stock options granted during the three and six months ended June 30, 2020 were $0.28 and $0.34, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2021 was $0.3 million and $0.6 million, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively.
RSUs
The following table summarizes the RSU activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
RSUs outstanding at December 31, 2020	—	$—	$—
Granted	117,601	$6.48	$839
Forfeited	(900)	$8.75	$6
RSUs outstanding at June 30, 2021	116,701	$6.47	$937
12.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss — basic and diluted	$(25,952)	$(3,614)	$(33,029)	$(7,558)
Deemed dividend related to Warrant Exchange	—	(12,546)	—	(12,546)
Net loss to common stockholders	$(25,952)	$(16,160)	$(33,029)	$(20,104)
Shares used in calculating net loss per common share — basic and diluted	195,572,189	83,537,463	190,960,775	68,082,346
Net loss per common share — basic and diluted	$(0.13)	$(0.19)	$(0.17)	$(0.30)
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	10,378,847	4,503,961	10,378,847	4,503,961
RSUs	116,701	—	116,701	—
Warrants	774,137	870,017	774,137	870,017
Series A Convertible Preferred Stock (as converted to common stock)	3,115	—	3,115	—
Series B Convertible Preferred Stock (as converted to common stock)	547,450	—	547,450	—
Total	11,820,250	5,373,978	11,820,250	5,373,978
13.    Commitments and Contingencies
Commitments
The Company has commitments under certain license agreements, lease agreements, debt agreements, and separation agreements. Commitments under certain license agreements primarily include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products. Commitments under the Company's licensing agreements are more fully described within Note 3 and within the Company's 2020 Annual Report. Commitments under lease agreements are future minimum lease payments for operating leases. See Note 6 for additional information about commitments under lease agreements. Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement. See Note 8 for additional information about commitments under debt agreements. Commitments under separation agreements are severance payments to be paid throughout the remainder of 2021 as a result of the reduction in force in connection with the Company's discontinuation of a product candidate. See Note 7 for additional information about commitments under separation agreements.
Contingencies
On June 17, 2021, a securities class action lawsuit was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the announcement of the Company's decision to pursue the submission of a BLA for COVAXIN rather than pursuing EUA for the vaccine candidate. On July 16, 2021, a second securities class action complaint was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on same statements as the first complaint. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. The Company believes that the lawsuits are without merit and intends to vigorously defend against them. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to the Company. No information is available to indicate that it is probable that a loss has been incurred and can be reasonably estimated as of the date of the condensed consolidated financial statements and, as such, no accrual for the loss has been recorded within the condensed consolidated financial statements.

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
Our cutting-edge technology pipeline includes:
•COVID-19 Vaccine — COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate being developed to prevent COVID-19 infection in humans. We are co-developing COVAXIN with Bharat Biotech for the U.S. and Canadian markets.
•Modifier Gene Therapy Platform — Based on NHRs, we believe our gene therapy platform has the potential to address many retinal diseases, including RP, LCA, and dry AMD.
•Novel Biologic Therapy for Retinal Diseases — We are developing OCU200, a novel biologic product candidate, to treat DME, DR, and wet AMD.
COVID-19 Vaccine
In February 2021, we entered into the Covaxin Agreement with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 in humans in the United States, its territories, and possessions. The Covaxin Agreement was subsequently amended in June 2021 by which we and Bharat Biotech agreed to expand our rights to develop, manufacture, and commercialize COVAXIN to include Canada in addition to the United States, its territories, and possessions.
COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate and is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). COVAXIN has been granted approval for emergency use in India and over 45.0 million doses globally have been administered to date.
In July 2021, we announced that COVAXIN demonstrated an overall vaccine efficacy against COVID-19 disease of 77.8%, with efficacy against severe COVID-19 disease of 93.4%, and efficacy against asymptomatic COVID-19 disease of 63.6% in the Phase 3 clinical trial conducted by Bharat Biotech in India. The aforementioned efficacy results represent point estimates of vaccine efficacy with a 95% confidence interval of 65.2% to 86.4% against COVID-19 disease, 57.1% to 99.8% against severe COVID-19 disease, and 29.0% to 82.4% against asymptomatic COVID-19 disease. The Phase 3 clinical trial enrolled 25,798 participants over the age of 18 in India, including 10.7% of participants over the age of 60 and 27.5% of participants with at least one pre-existing condition. Adverse events in the COVAXIN and control arms of the Phase 3 clinical trial were observed in 12.4% of subjects, with less than 0.5% of subjects experiencing serious adverse side effects. The majority of the symptomatic cases identified in aggregate in the COVAXIN and controls arms in the Phase 3 clinical trial were COVID-19 variants, the majority of which were identified to be the Delta variant, B.1.617.2. Subjects vaccinated with COVAXIN in the Phase 3 clinical trial showed protection against the emerging Delta variant, B.1.617.2, showing a vaccine efficacy of 65.2%, which represents a point estimate of vaccine efficacy with a 95% confidence interval of 33.1% to 83.0%. Additionally, in in-vitro studies conducted by the ICMR — National Institute of Virology, COVAXIN demonstrated potential effectiveness against the Zeta variant, B.1.1.28.2, which contains the E484K mutation found in New York, as well as potential effectiveness against the Alpha variant, B.1.1.7, and the Beta variant, B.1.351.

We are currently evaluating the clinical and regulatory pathway to market for COVAXIN in the United States. In June 2021, the FDA provided feedback to us regarding the data and information contained in a "Master File" that was previously submitted to the FDA and recommended that we pursue a BLA submission instead of an EUA application for COVAXIN in the United States. As part of the feedback provided by the FDA regarding the "Master File", the FDA also requested additional information and data. We are currently in discussions with the FDA regarding the appropriate regulatory pathway for COVAXIN in the United States. We are additionally in discussions with the FDA regarding the data requirements for COVAXIN under a BLA submission and anticipate that data from an additional clinical trial will be required to support a BLA submission.
We are pursuing authorization for COVAXIN in Canada and have had discussions with Health Canada regarding the regulatory pathway for COVAXIN under the Interim Order. In July 2021, we announced that we had completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which permits companies to submit safety and efficacy data and information as they become available, was recommended and accepted under the Interim Order and transitioned to a New Drug Submission for COVID-19. The submission was conducted through our Canadian affiliate, Vaccigen.
We are evaluating our commercialization strategy for COVAXIN in the United States and Canada, if authorized or approved in either jurisdiction. In June 2021, we selected Jubilant HollisterStier as our manufacturing partner for COVAXIN to prepare for the potential commercial manufacturing for the Ocugen Covaxin Territory. We expect to enter into a master services agreement with Jubilant HollisterStier for the manufacture of COVAXIN and the technology transfer process to Jubilant HollisterStier has been initiated.
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
We believe that OCU400, our first product candidate being developed with our modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including RP and LCA. For example, we believe OCU400 has the potential to eliminate the need for developing more than 150 individual products and provide one treatment option for all RP patients. OCU400 has received four ODDs from the FDA for the treatment of certain disease genotypes: NR2E3, CEP290, RHO, and PDE6ß mutation-associated inherited retinal degenerations. We are planning to initiate two parallel Phase 1/2a clinical trials for OCU400 in the United States later this year. OCU400 additionally has received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA, which we believe further supports the potential broad spectrum application of OCU400 to treat many IRDs. We are currently evaluating options to commence OCU400 clinical trials in Europe in 2022. Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RORA for the treatment of dry AMD. This candidate is currently in preclinical development. We are planning to initiate a Phase 1/2a clinical trial for OCU410 in 2022.
Novel Biologic Therapy for Retinal Diseases
We are also conducting preclinical development for our biologic product candidate, OCU200. OCU200 is a novel fusion protein designed to treat DME, DR, and wet AMD. We had a pre-IND meeting with the FDA in November 2020 and received guidance on IND-enabling preclinical studies to support the Phase 1/2a study. We have completed the technology transfer of manufacturing processes to our CDMO for the manufacture of OCU200. We expect to initiate a Phase 1/2a clinical trial in 2022. Our CDMO will manufacture the clinical supplies for the Phase 1/2a clinical trial.
Product Candidate for the Treatment of Ocular Graft-Versus-Host Disease
We were developing OCU300, a small molecule therapeutic for the treatment of symptoms associated with ocular graft-versus-host disease. The Phase 3 clinical trial for OCU300 was discontinued in 2020 based on results of a pre-planned interim sample size analysis conducted by an independent Data Monitoring Committee, which indicated the trial was unlikely to meet its co-primary endpoints upon completion.

Impact of COVID-19 on our Business
The COVID-19 pandemic is continually evolving and we are closely monitoring the situation. Impacts from the COVID-19 pandemic remain highly uncertain and subject to change and, as such, we cannot predict the specific duration or impact that the COVID-19 pandemic may have on our operations including our preclinical activities, future clinical trials, and potential commercialization. The extent to which the COVID-19 pandemic may impact our operations is dependent on future developments, including but not limited to: (i) the duration of the spread of the SARS-CoV-2 virus, including the spread of variants, (ii) the future actions taken by governmental authorities and regulators with respect to the COVID-19 pandemic, and (iii) the impact on our partners, collaborators, and suppliers. We will continue to monitor the situation closely as these effects could have a material impact on our operations.
Financial Operations Overview
We have no products approved for commercial sale and have not generated significant revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of approximately $33.0 million and $7.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $106.3 million and a cash, cash equivalents, and restricted cash balance of $115.8 million.
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
Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidates. We anticipate that our research and development expenses will be higher in 2021 and subsequent periods as compared to prior periods as we evaluate the regulatory and commercialization path for COVAXIN in the United States and Canada as well as conduct preclinical and clinical activities with respect to our other product candidates.
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
Severance-related expense
In June 2020, we communicated notice to five employees of the termination of their employment as a result of the discontinuation of a product candidate. This reduction represented one-third of our workforce at the time of communication. All terminations were “without cause” and each employee received termination benefits upon departure. The termination dates varied for each employee and ranged from June 30, 2020 to December 31, 2020. As a result of the workforce reduction, we expect to pay severance benefits of $0.2 million throughout the remainder of 2021. We made severance payments of $0.2 million and $0.5 million during the three and six months ended June 30, 2021, respectively. We made a de minimis amount of severance payments during the three and six months ended June 30, 2020.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,
	2021	2020	Change
Revenues
Collaboration revenue	$—	$43	$(43)
Total revenues	—	43	(43)
Operating expenses
Research and development	18,853	1,630	17,223
General and administrative	6,757	1,779	4,978
Total operating expenses	25,610	3,409	22,201
Loss from operations	(25,610)	(3,366)	(22,244)
Other income (expense)
Interest income	10	—	10
Interest expense	(20)	(248)	228
Other income (expense)	(332)	—	(332)
Total other income (expense)	(342)	(248)	(94)
Net loss	$(25,952)	$(3,614)	$(22,338)
Research and development expense
Research and development expense increased by $17.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to the $15.0 million up-front payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021 as well as increases of $0.8 million in OCU400 preclinical activities, $0.6 million in OCU200 preclinical activities, $0.4 million in

COVAXIN development and regulatory activities, $0.5 million in stock-based compensation expense, and $0.4 million in employee-related expenses offset by a $0.5 million decrease for the discontinuation of OCU300 clinical trial activities in 2020.
General and administrative expense
General and administrative expense increased by $5.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to $2.0 million of expenses for stockholder meetings and proxy solicitation as well as increases of $1.5 million in stock-based compensation expense, $1.0 million in professional fees, and $0.4 million in employee-related expenses.
Interest expense
Interest expense decreased by $0.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Interest expense for the three months ended June 30, 2021 primarily includes debt coupon interest and amortization of debt issuance costs. Interest expense for the three months ended June 30, 2020 primarily related to the accretion of the debt discount on the Warrant Exchange Promissory Notes.
Other income (expense)
Other income (expense) increased by $0.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to $0.8 million related to a loss on the write-off of the Promissory Note deemed uncollectible, partially offset by a gain on loan extinguishment of $0.4 million for PPP Note forgiveness obtained in May 2021.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021	2020	Change
Revenues
Collaboration revenue	$—	$43	$(43)
Total revenues	—	43	(43)
Operating expenses
Research and development	21,725	3,282	18,443
General and administrative	10,942	4,056	6,886
Total operating expenses	32,667	7,338	25,329
Loss from operations	(32,667)	(7,295)	(25,372)
Other income (expense)
Interest income	10	—	10
Interest expense	(40)	(263)	223
Other income (expense)	(332)	—	(332)
Total other income (expense)	(362)	(263)	(99)
Net loss	$(33,029)	$(7,558)	$(25,471)
Research and development expense
Research and development expense increased by $18.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to $15.0 million up-front payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021 as well as increases of $1.5 million in OCU400 preclinical activities, $0.9 million in OCU200 preclinical activities, $0.8 million in COVAXIN development and regulatory activities, $0.6 million in stock-based compensation expense, and $0.3 million in employee-related expenses, partially offset by a $1.0 million decrease for the discontinuation of OCU300 clinical trial activities in 2020.

General and administrative expense
General and administrative expense increased by $6.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $3.2 million in expenses for stockholder meetings and proxy solicitation, $2.0 million in stock-based compensation expense, $0.5 million in employee-related expenses, and $0.8 million in professional fees.
Interest expense
Interest expense decreased by $0.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Interest expense for the six months ended June 30, 2021 primarily includes debt coupon interest and amortization of debt issuance costs. Interest expense for the six months ended June 30, 2020 primarily related to the accretion of the debt discount on the Warrant Exchange Promissory Notes.
Other income (expense)
Other income (expense) increased by $0.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to $0.8 million related to a loss on the write-off of the Promissory Note deemed uncollectible, partially offset by a gain on loan extinguishment of $0.4 million for PPP Note forgiveness obtained in May 2021.
Liquidity and Capital Resources
As of June 30, 2021, we had $115.8 million in cash, cash equivalents, and restricted cash. We have not generated significant revenue to date and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. Specifically, since our inception and through June 30, 2021, we have raised an aggregate of $218.7 million to fund our operations, of which $206.1 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $2.1 million was from debt, and $0.2 million was from grant proceeds.
In February 2021, we issued and sold 3.0 million shares of our common stock at an offering price of $7.65 per share in the February 2021 Registered Direct Offering pursuant to a securities purchase agreement entered into with certain institutional investors. We received net proceeds of $21.2 million. In April 2021, we issued and sold 10.0 million shares of our common stock at an offering price of $10.00 per share in the April 2021 Registered Direct Offering pursuant to a securities purchase agreement with certain institutional investors. We received net proceeds of $93.4 million. For additional information about the February 2021 Registered Direct Offering and the April 2021 Registered Direct Offering, see Note 9 in the notes to the condensed consolidated financial statements included in this report.
Additionally, during the six months ended June 30, 2021, we sold 1.0 million shares of our common stock under the August 2020 ATM and received net proceeds of $4.8 million. The offering was made pursuant to our effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplement related to the offering dated August 17, 2020.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $33.0 million and $7.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $106.3 million.

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(27,084)	$(7,773)
Net cash used in investing activities	(1,274)	(34)
Net cash provided by financing activities	119,961	15,331
Net increase in cash, cash equivalents, and restricted cash	$91,603	$7,524
Operating activities
Cash used in operating activities was $27.1 million for the six months ended June 30, 2021 compared to $7.8 million for the six months ended June 30, 2020. The increase in cash used in operating activities was primarily driven by the $15.0 million up-front payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021, an increase in our research and development expenses for product candidates, including COVAXIN, and expenses for stockholder meetings and proxy solicitation during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Investing activities
Cash used in investing activities was $1.3 million for the six months ended June 30, 2021 compared to $34.5 thousand for the six months ended June 30, 2020. The increase in cash used in investing activities was primarily driven by the receipt of the Promissory Note of $0.8 million in April 2021 and a $0.5 million increase in purchases of property and equipment during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Financing activities
Cash provided by financing activities was $120.0 million for the six months ended June 30, 2021 compared to $15.3 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, cash provided by financing activities primarily consisted of gross proceeds of $100.0 million and $22.9 million received from the April 2021 Registered Direct Offering and the February 2021 Registered Direct Offering, respectively. During the six months ended June 30, 2020, cash provided by financing activities primarily consisted of gross proceeds of $16.2 million received under May 2020 and June 2020 ATMs.
Indebtedness
In April 2020, we were granted a loan from SVB in the aggregate amount of $0.4 million, pursuant to the PPP of the CARES Act. The PPP Note was in the form of a promissory note dated April 30, 2020 in favor of SVB, bore interest at a rate of 1.0% per annum, and had a maturity date of April 30, 2022. In May 2021, we received notice from the SBA that the PPP Note was forgiven in its entirety, including both principal and accrued interest.
In September 2016, pursuant to the EB-5 program, we entered into the EB-5 Loan Agreement to borrow up to $10.0 million from EB-5 Life Sciences in $0.5 million increments. Borrowings are at a fixed interest rate of 4.0% and are to be utilized in the clinical development, manufacturing, and commercialization of our product candidates and for our general working capital needs. Outstanding borrowings pursuant to the EB-5 Program become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. As of June 30, 2021, there was $1.5 million of principal outstanding under the EB-5 Loan Agreement.
Funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we continue research and development, including preclinical and clinical development of our product candidates, contract to manufacture our product candidates, prepare for potential commercialization of our product candidates, add operational, financial, and information systems to execute our business plan, maintain, expand, and protect our patent portfolio, and operate as a public company.

For additional information regarding our commitments and contingencies, see Note 13 in the notes to the condensed consolidated financial statements included in this Quarterly Report. Factors impacting our future funding requirements include, without limitation, the following:
•the initiation, progress, timing, costs, and results of clinical trials for our product candidates, including the additional clinical trial in support of a BLA submission for COVAXIN;
•the outcome, timing, and cost of the regulatory approval process for our product candidates; including with respect to COVAXIN in the United States and Canada;
•future costs of manufacturing and commercialization, including with respect to COVAXIN, if authorized or approved;
•costs related to doing business internationally with respect to our proposed development and commercialization of COVAXIN in Canada;
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
As of June 30, 2021, we had $115.8 million in cash, cash equivalents, and restricted cash. This amount will not meet our capital requirements over the next 12 months. Our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sale of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, or other funding from the government or other third parties. There can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to develop and commercialize our product candidates, there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in this report are issued. See Note 1 to our condensed consolidated financial statements included in this report for additional information.
Off-Balance Sheet Arrangements
We do not have off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Other Company Information
None.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of legal proceedings, see Note 13 in the notes to the condensed consolidated financial statements included in this Quarterly Report.
Item 1A.    Risk Factors.
Except as set forth below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, there have been no material changes in our risk factors as previously disclosed in our 2020 Annual Report. The risks described in our 2020 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.
The FDA has recommended that we submit a BLA for COVAXIN rather than seeking an EUA as we originally had planned. The regulatory pathway for COVAXIN in the United States is continually evolving and may result in unexpected or unforeseen challenges that delay and/or prevent marketing authorization or approval of COVAXIN in the United States.
COVAXIN has moved rapidly through the regulatory review process for emergency use in India. However, we cannot predict the speed at which we will be able to obtain regulatory marketing authorization or approval for COVAXIN in the United States, if at all. The FDA indicated that it did not anticipate that it would review and process an EUA application for COVAXIN, and recommended that we consider submitting a BLA for COVAXIN, rather than seeking an EUA. We are currently in discussions with the FDA regarding the appropriate regulatory pathway and data requirements for COVAXIN. The FDA further advised us that the clinical trials used as the basis for a BLA submission should meet certain criteria related to trial participant demographics and manufacturing standards. We are currently evaluating the nature of the activities we will have to undertake in order to pursue that regulatory pathway including an additional clinical trial. BLA approval will entail a lengthier development process than an EUA pathway for COVAXIN. Moreover, evolving or changing plans or priorities at the FDA, including changes based on new knowledge of COVID-19, the effectiveness of other available vaccines for COVID-19, the extent to which the U.S. population has been vaccinated or obtained natural immunity, emerging variants of SARS-CoV-2, and how the new variants of the disease affect the human body, may significantly affect the regulatory pathway and timeline for COVAXIN in the United States.
An additional clinical trial will need to be conducted in the United States to support the BLA. There can be no assurances that the results of any clinical trials we may conduct will resemble the results obtained by Bharat Biotech in their Phase 3 clinical trial in India. Any results from further clinical testing by Bharat Biotech or by us may raise new questions and require us to redesign planned clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s analysis of any clinical data may differ from our interpretation and the FDA may require that we conduct additional analysis or trials. Further, ongoing clinical testing by Bharat Biotech and administration by Bharat Biotech under emergency use in India may demonstrate that the vaccine candidate is less effective than currently believed, including against new or emerging variants, or has an unacceptable safety profile, which would have a negative impact on our regulatory submission.
We have obtained the rights to develop and commercialize COVAXIN in Canada and we have completed a rolling submission to Health Canada for COVAXIN. However, we have no experience in obtaining marketing approval for, or commercializing products in Canada.
In June 2021, we entered into an amendment to the Covaxin Agreement that provided us with the rights to develop and commercialize COVAXIN in Canada. In order to market and sell COVAXIN in Canada, we must obtain marketing approval for COVAXIN from Health Canada and must comply with that agency’s regulatory requirements. Health Canada regulates the testing, manufacture, labeling, marketing, and sale of pharmaceutical products in Canada. Currently, COVID-19 vaccine products in Canada are evaluated for approval under the Interim Order, which provides temporary regulatory tools to expedite the approval of drugs and vaccines, and is set to end on September 16, 2021. In July 2021, we announced we had completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which permits companies to submit safety and efficacy data and information as they become available, was recommended and accepted under the Interim Order and transitioned to a New Drug Submission for COVID-19.
Generally, the approval process under a New Drug Submission in Canada includes all of the risks associated with obtaining BLA approval from the FDA. We may or may not receive approval under the Interim Order and, as in the United States, the regulatory pathway in Canada for a New Drug Submission would potentially require a longer development and approval process than approval under the Interim Order. The clinical trials of COVAXIN conducted by Bharat Biotech in India may not be sufficient to support an application for marketing approval in Canada. Accordingly, seeking Canadian regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. We do not have any product candidates approved for sale in any jurisdiction, including in Canada, and we do not have experience in obtaining regulatory approval in Canada. We, or any collaborators, may not obtain approval for COVAXIN from Health Canada on a timely basis, if at all. Even if we obtain approval from the FDA for COVAXIN, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, including in Canada, or vice versa. Ultimately, we may not receive the necessary approval to commercialize COVAXIN in Canada.
We have selected a manufacturing partner for COVAXIN to provide commercial supply for the United States and Canada. We may still encounter difficulties with respect to the manufacturing of COVAXIN, including with respect to our third-party manufacturers, which could impair our ability to commercialize COVAXIN, if authorized or approved.
We do not have the internal capacity to manufacture COVAXIN and we do not currently plan to develop any internal capacity to do so. Accordingly, we are, and expect to continue to be, dependent upon third parties for the manufacture of COVAXIN for clinical trials and commercial supply, if authorized or approved. Bharat Biotech has agreed to provide all preclinical and clinical data, and to transfer to us certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the United States and Canada, if authorized or approved. Until the completion of the technology transfer and until we are capable and primarily responsible for the manufacture and supply of COVAXIN in the United States and Canada through the third-party manufacturer we have selected, Bharat Biotech has the exclusive right to manufacture COVAXIN and we will be wholly dependent on Bharat Biotech for the manufacture and supply of clinical testing materials required for our development activities and all of our requirements of commercial quantities of COVAXIN, if authorized or approved. We and Bharat Biotech intend to enter into supply agreements setting forth the terms of such supply arrangement, but there can be no assurance that we will be able to successfully enter into such agreements. Bharat Biotech has agreed to provide a specified minimum number of doses in calendar year 2021, but there can be no assurance that they will in fact provide such number of doses, whether due to shortages in supply, diversion of vaccine resources to other uses deemed more immediate, or other factors.
We have selected Jubilant HollisterStier of Spokane, Washington, as our manufacturing partner for COVAXIN to prepare for potential commercial manufacturing of COVAXIN for the U.S. and Canadian markets. We have initiated the technology transfer process to Jubilant HollisterStier that is required to enable Jubilant HollisterStier to manufacture our commercial requirements of COVAXIN, if authorized or approved. There can be no assurance that we will be successful in transitioning the manufacture of COVAXIN for the U.S. or Canadian markets from Bharat Biotech to Jubilant HollisterStier or any other third-party manufacturer. A technology transfer of a manufacturing process can be time-consuming and expensive and there can be no assurance that such transfer will be successful or that Jubilant HollisterStier will be able to manufacture our drug products successfully. Certain manufacturing processes for COVAXIN are novel and complex. Due to the nature of this vaccine candidate, we may encounter difficulties in manufacturing, product release, shelf life, testing, storage and supply chain management, or shipping. These difficulties could be due to any number of reasons including, but not limited to, complexities of producing batches at a larger scale, equipment failure, choice, availability, and quality of raw materials, analytical testing technology, and product instability. Insufficient stability or shelf life of COVAXIN could materially delay our ability to continue any potential commercialization activities due to the need to manufacture additional commercial supply of COVAXIN. Moreover, notwithstanding our selection of Jubilant HollisterStier as our commercial manufacturing partner, we expect to continue to be dependent on Bharat Biotech as a single-source supplier for the supply of certain raw materials necessary for manufacture of COVAXIN, including the adjuvant and active pharmaceutical ingredient. If, for any reason, Bharat Biotech is unable to provide an adequate supply of these materials, our ability to timely complete the technology transfer to Jubilant HollisterStier and to obtain adequate quantities of commercial supply of COVAXIN could be jeopardized.
Engaging Jubilant HollisterStier as our new commercial manufacturing partner may also require additional testing, notification, or approval by the FDA, Health Canada, or other regulatory authorities. If Jubilant HollisterStier proceeds to scale up its manufacturing of COVAXIN for commercialization, if authorized or approved, we may encounter unexpected issues relating to the manufacturing process or the quality, purity, and stability of the product, and we may be required to refine or alter our manufacturing processes to address these issues, which may not be successful. This could jeopardize our ability to commence COVAXIN sales and generate revenue. Moreover, we have not yet entered into a master services agreement with Jubilant HollisterStier and we may not be successful in doing so on commercially favorable terms or at all. If we have to engage another third-party manufacturer, this will entail additional cost and cause further delay.
If our third-party manufacturing partners cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, Health Canada, or comparable regulatory authorities in other jurisdictions, we may not be able to rely on our third-party manufacturing partners’ facilities for the manufacture of COVAXIN. If the FDA, Health Canada, or another comparable regulatory authority finds their facilities inadequate for the manufacture of COVAXIN, or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market COVAXIN. If we are unable to obtain and maintain adequate supply of COVAXIN, our U.S. and Canadian development and commercialization efforts would be impaired.
We are currently, and may in the future be, subject to securities litigation, which is expensive and could divert management attention.
On June 17, 2021, a securities class action lawsuit was filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by us concerning the announcement of our decision to pursue the submission of a BLA for COVAXIN rather than pursuing an EUA for the vaccine candidate. On July 16, 2021, a second securities class action complaint was filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on same statements as the first complaint. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. We believe that the lawsuits are without merit and intend to vigorously defend against them. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. We may also become subject to additional securities class action lawsuits in the future. This risk is especially relevant for us because life sciences companies have experienced significant stock price volatility in recent years.
The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring lawsuits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but the commencement and/or resolution of such suits (particularly if the outcome were negative), could have a material adverse effect on our reputation, results of operations, financial condition, and cash flows. They could also cause a decline in the market price of our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Not Applicable.

Item 6.    Exhibits.

Exhibit	Description

10.1*	First Amendment to Co-Development, Supply and Commercialization Agreement, dated as of May 29, 2021, by and between the Registrant and Bharat Biotech International Limited

10.2*+	Form of Stock Option Agreement for Inducement Option Awards

10.3*+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Inducement Restricted Stock Unit Awards

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
*    Filed herewith.
**    Furnished herewith.
+    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: August 6, 2021	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 6, 2021	/s/ Sanjay Subramanian
Sanjay Subramanian Chief Financial Officer (Principal Financial Officer and Accounting Officer)