Form 10-Q
period 2021-09-30
Ocugen, Inc.
filed 2021-11-09
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of November 2, 2021, there were 199,185,877 outstanding shares of the registrant’s common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
The forward-looking statements in this Quarterly Report on Form 10-Q and contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 19, 2021 (the "2020 Annual Report") include, among other things, statements about:
•our estimates regarding expenses, future revenue, capital requirements, and timing and availability of and the need for additional financing;
•our ability to obtain sufficient additional capital to continue to advance our product candidates and our preclinical programs;
•our activities with respect to BBV152, known as COVAXIN outside the United States, our vaccine candidate for the prevention of COVID-19 caused by SARS-CoV-2 in humans, in collaboration with Bharat Biotech International Limited (“Bharat Biotech”), including our plans and expectations regarding clinical development, manufacturing, pricing, regulatory review and compliance, reliance on third parties, and commercialization, if authorized or approved in the United States and Canada;
•our submission of a request to the U.S. Food and Drug Administration (the “FDA”) for Emergency Use Authorization for COVAXIN for pediatric use in children ages two to 18 years in the United States, which was based on the results of a Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India;
•our plans regarding the submission of a Biologics License Application ("BLA") to the FDA for COVAXIN for ages 18 years and older, including the need for a Phase 3 immuno-bridging study to support a BLA submission as well as a safety-bridging study if required by the FDA;
•our ability to successfully obtain adequate supply of COVAXIN from Bharat Biotech and to complete a technology transfer to Jubilant HollisterStier or another third-party manufacturer and engage such manufacturer on commercially acceptable terms;
•anticipated market demand for COVAXIN in the United States or Canada, including for both the pediatric and adult population;
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
•our ability to comply with regulatory schemes applicable to our business and other regulatory developments in the United States, Canada, and other foreign countries; including the extent to which developments with respect to the COVID-19 pandemic will affect the regulatory pathway available for vaccines in the United States, Canada, or other jurisdictions;
•the performance of third-parties upon which we depend, including third-party contract development and manufacturing organizations, and third-party suppliers, manufacturers, group purchasing organizations, distributors, and logistics providers;

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
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in the 2020 Annual Report, particularly under the sections titled “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make.
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not assume any obligation to update any forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
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

OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$107,349	$24,039
Advance for COVAXIN supply	4,988	—
Prepaid expenses and other current assets	1,113	1,839
Total current assets	113,450	25,878
Property and equipment, net	1,052	633
Restricted cash	151	151
Other assets	1,659	714
Total assets	$116,312	$27,376
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,095	$395
Accrued expenses and other current liabilities	3,962	2,941
Short-term debt, net	—	234
Operating lease obligation	172	44
Total current liabilities	6,229	3,614
Non-current liabilities
Operating lease obligation, less current portion	1,280	389
Long term debt, net	1,693	1,823
Total non-current liabilities	2,973	2,212
Total liabilities	9,202	5,826
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020
Series A; seven issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Series B; 54,745 and zero issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	—
Common stock; $0.01 par value; 295,000,000 and 200,000,000 shares authorized, 199,049,329 and 184,133,384 shares issued, and 198,927,829 and 184,011,884 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1,990	1,841
Treasury stock, at cost, 121,500 shares at September 30, 2021 and December 31, 2020	(48)	(48)
Additional paid-in capital	222,253	93,059
Accumulated deficit	(117,086)	(73,302)
Total stockholders’ equity	107,110	21,550
Total liabilities and stockholders’ equity	$116,312	$27,376
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Collaboration revenue	$—	$—	$—	$43
Total revenues	—	—	—	43
Operating expenses
Research and development	6,281	1,478	28,006	4,760
In-process research and development	—	7,000	—	7,000
General and administrative	4,508	1,704	15,450	5,760
Total operating expenses	10,789	10,182	43,456	17,520
Loss from operations	(10,789)	(10,182)	(43,456)	(17,477)
Other income (expense)		—
Interest income	5	—	15	—
Interest expense	(19)	(292)	(59)	(555)
Other income (expense)	(4)	—	(336)	—
Total other income (expense)	(18)	(292)	(380)	(555)
Loss before income taxes	(10,807)	(10,474)	(43,836)	(18,032)
Income tax benefit	(52)	—	(52)	—
Net loss and comprehensive loss	$(10,755)	$(10,474)	$(43,784)	$(18,032)
Deemed dividend related to Warrant Exchange	—	—	—	(12,546)
Net loss to common stockholders	$(10,755)	$(10,474)	$(43,784)	$(30,578)

Shares used in calculating net loss per common share — basic and diluted	198,790,980	141,591,218	193,599,525	92,764,157
Net loss per share of common stock — basic and diluted	$(0.05)	$(0.07)	$(0.23)	$(0.33)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	7	$—	—	$—	184,133,384	$1,841	$(48)	$93,059	$(73,302)	$21,550
Stock-based compensation expense	—	—	—	—	—	—	—	833	—	833
Issuance of common stock for option exercises	—	—	—	—	157,468	2	—	174	—	176
At-the-market common stock issuance, net	—	—	—	—	987,000	10	—	4,839	—	4,849
Registered direct offering common stock issuance, net	—	—	—	—	3,000,000	30	—	21,174	—	21,204
Series B Convertible Preferred Stock issuance, net	—	—	54,745	1	—	—	—	4,953	—	4,954
Net loss	—	—	—	—	—	—	—	—	(7,077)	(7,077)
Balance at March 31, 2021	7	$—	54,745	$1	188,277,852	$1,883	$(48)	$125,032	$(80,379)	$46,489
Stock-based compensation expense	—	—	—	—	—	—	—	2,095	—	2,095
Issuance of common stock for option and warrant exercises	—	—	—	—	538,893	5	—	366	—	371
Registered direct offering common stock issuance, net	—	—	—	—	10,000,000	100	—	93,306	—	93,406
Net loss	—	—	—	—	—	—	—	—	(25,952)	(25,952)
Balance at June 30, 2021	7	$—	54,745	$1	198,816,745	$1,988	$(48)	$220,799	$(106,331)	$116,409
Stock-based compensation expense	—	—	—	—	—	—	—	1,347	—	1,347
Issuance of common stock for option exercises	—	—	—	—	232,584	2	—	107	—	109
Net loss	—	—	—	—	—	—	—	—	(10,755)	(10,755)
Balance at September 30, 2021	7	$—	54,745	$1	199,049,329	$1,990	$(48)	$222,253	$(117,086)	$107,110

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	7	$—	—	$—	52,746,728	$528	$(48)	$62,019	$(51,480)	$11,019
Stock-based compensation expense	—	—	—	—	—	—	—	222	—	222
Net loss	—	—	—	—	—	—	—	—	(3,944)	(3,944)
Balance at March 31, 2020	7	$—	—	$—	52,746,728	$528	$(48)	$62,241	$(55,424)	$7,297
Stock-based compensation expense	—	—	—	—	—	—	—	149	—	149
Warrant Exchange	—	—	—	—	21,920,820	219	—	(5,197)	—	(4,978)
Issuance of common stock for subscription agreements and warrant exercises	—	—	—	—	1,328,405	13	—	319	—	332
At-the-market common stock issuance, net	—	—	—	—	59,132,191	591	—	14,846	—	15,437
Net loss	—	—	—	—	—	—	—	—	(3,614)	(3,614)
Balance at June 30, 2020	7	$—	—	$—	135,128,144	$1,351	$(48)	$72,358	$(59,038)	$14,623
Stock-based compensation expense	—	—	—	—	—	—	—	126	—	126
At-the-market common stock issuance, net	—	—	—	—	27,019,829	270	—	9,876	—	10,146
Net loss	—	—	—	—	—	—	—	—	(10,474)	(10,474)
Balance at September 30, 2020	7	$—	—	$—	162,147,973	$1,621	$(48)	$82,360	$(69,512)	$14,421
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(43,784)	$(18,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	151	58
Non-cash interest expense	59	555
Non-cash lease expense	200	143
In-process research and development expense	—	7,000
Stock-based compensation expense	4,275	497
Income tax benefit	(52)	—
Gain on forgiveness of PPP Note	(426)	—
Impairment on note receivable	761	—
Other non-cash	—	(166)
Changes in assets and liabilities:
Prepaid expenses and other assets	845	796
Accounts payable and accrued expenses	2,925	(1,133)
Other assets	100	—
Lease obligations	(191)	(144)
Net cash used in operating activities	(35,137)	(10,426)
Cash flows from investing activities
Purchase of property and equipment	(747)	(56)
Asset acquisition	(127)	—
Issuance of note receivable	(750)	—
Net cash used in investing activities	(1,624)	(56)
Cash flows from financing activities
Proceeds from issuance of common stock	128,606	26,693
Payment of equity issuance costs	(8,525)	(1,084)
Proceeds from issuance of debt	—	921
Payments of debt issuance costs	—	(6)
Repayments of debt	—	(4,362)
Financing lease principal payments	(10)	(18)
Net cash provided by financing activities	120,071	22,144
Net increase in cash, cash equivalents, and restricted cash	83,310	11,662
Cash, cash equivalents, and restricted cash at beginning of period	24,190	7,595
Cash, cash equivalents, and restricted cash at end of period	$107,500	$19,257

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing transactions:
Exercise of warrants	$603	$—
Series B Convertible Preferred Stock issuance	$4,988	$—
Forgiveness of PPP Note	$426	$—
Purchase of property and equipment	$9	$—
Right-of-use asset related to operating leases	$926	$—
Issuance of Warrant Exchange Promissory Notes	$—	$5,625
Obligation settled with common stock	$—	$331
Equity issuance costs	$—	$25
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business
Ocugen, Inc., together with its wholly owned subsidiaries (“Ocugen” or the “Company”), is a biopharmaceutical company focused on developing gene therapies to cure blindness diseases and developing a vaccine to save lives from COVID-19. The Company is headquartered in Malvern, Pennsylvania, and manages its business as one operating segment.
COVID-19 Vaccine
In February 2021, the Company entered into a Co-Development, Supply and Commercialization Agreement with Bharat Biotech International Limited ("Bharat Biotech"), pursuant to which the Company obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses to develop, manufacture, and commercialize BBV152, known as COVAXIN outside the United States, for the prevention of COVID-19 caused by SARS-CoV-2 in humans in the United States, its territories, and possessions. In June 2021, the Company entered into an amendment to the Co-Development, Supply and Commercialization Agreement (as so amended, the "Covaxin Agreement") pursuant to which the parties agreed to expand the Company's rights to develop, manufacture, and commercialize COVAXIN to include Canada in addition to the United States, its territories, and possessions (the “Ocugen Covaxin Territory”).
COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate and is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). COVAXIN has been authorized for emergency use in India for ages 18 years and older. In November 2021, COVAXIN was awarded an Emergency Use Listing ("EUL") by the World Health Organization ("WHO").
In July 2021, the Company announced that COVAXIN demonstrated an overall vaccine efficacy against COVID-19 disease of 77.8%, with efficacy against severe COVID-19 disease of 93.4%, and efficacy against asymptomatic COVID-19 disease of 63.6% in the Phase 3 clinical trial conducted by Bharat Biotech in India. Adverse events in the COVAXIN and control arms of the Phase 3 clinical trial were observed in 12.4% of subjects, with less than 0.5% of subjects experiencing serious adverse side effects. The majority of the symptomatic cases identified in aggregate in the COVAXIN and control arms in the Phase 3 clinical trial were COVID-19 variants, the majority of which were identified to be the Delta variant, B.1.617.2. Subjects vaccinated with COVAXIN in the Phase 3 clinical trial showed protection against the Delta variant, B.1.617.2, showing a vaccine efficacy of 65.2%. Additionally, in in-vitro studies conducted by the Indian Council of Medical Research ("ICMR") — National Institute of Virology, COVAXIN demonstrated potential effectiveness against the Zeta variant, B.1.1.28.2, the Alpha variant, B.1.1.7, and the Beta variant, B.1.351.
In June 2021, the U.S. Food and Drug Administration (the "FDA") provided feedback to the Company regarding the data and information contained in a "Master File" that was previously submitted to the FDA and recommended that the Company pursue a Biologics License Application ("BLA") submission instead of an Emergency Use Authorization ("EUA") application for COVAXIN for ages 18 years and older in the United States. As part of the feedback provided by the FDA regarding the "Master File," the FDA also requested additional information and data. The Company has continued discussions with the FDA regarding the appropriate regulatory pathway for COVAXIN for ages 18 years and older in the United States as well as the data requirements for COVAXIN under a BLA submission. In October 2021, the Company filed an Investigational New Drug ("IND") application with the FDA to initiate a Phase 3 immuno-bridging study evaluating COVAXIN for ages 18 years and older. The Company will also initiate a safety-bridging study under the IND, if required by the FDA, to support a BLA submission. The Company anticipates filing a BLA submission with the FDA by the end of 2022.
In November 2021, the Company submitted a request to the FDA for EUA for COVAXIN for pediatric use in children ages two to 18 years in the United States. The EUA submission was based on the results of a Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India.
The Company is also pursuing approval for COVAXIN in Canada. In July 2021, the Company announced it had completed its rolling submission to Health Canada for COVAXIN. The rolling submission process, which permits companies to submit safety and efficacy data and information as they become available, was recommended and accepted under the Minister of Health’s Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19 (the "Interim Order") and transitioned to a New Drug Submission ("NDS") for COVID-19. The submission was conducted through the

Company's Canadian affiliate, Vaccigen, Ltd. ("Vaccigen"). The Interim Order expired on September 16, 2021. The expiration of the Interim Order has not impacted the Company's NDS.
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
In September 2021, the Company entered into a Development and Commercial Supply Agreement (the “Supply Agreement”) with Bharat Biotech, pursuant to which Bharat Biotech will supply the Company with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of the Company’s technology transfer to Jubilant HollisterStier. Following the completion of the Company’s technology transfer to Jubilant HollisterStier, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for commercial manufacture and supply of COVAXIN subsequent to a regulatory authorization or approval.
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
The Company believes that OCU400, its first product candidate being developed with its modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including retinitis pigmentosa ("RP") and leber congenital amaurosis ("LCA"). OCU400 has received four Orphan Drug Designations ("ODDs") from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. In November 2021, the Company filed an IND application with the FDA for OCU400 for the treatment of the NR2E3 and RHO disease genotypes. The Company is planning to initiate a Phase 1/2 clinical trial for OCU400 for the treatment of the NR2E3 and RHO disease genotypes in the United States near the end of 2021. OCU400 additionally has received Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA, which the Company believes further supports the potential broad spectrum application of OCU400 to treat many IRDs. The Company is currently evaluating options to commence OCU400 clinical trials in Europe in 2022. The Company's second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. The Company is currently executing IND-enabling preclinical studies to support a Phase 1/2 clinical trial. The Company has engaged CanSino Biologics, Inc. ("CanSinoBIO") to manufacture clinical supplies and be responsible for the chemistry, manufacturing, and controls ("CMC") development for OCU400 and OCU410. See Note 3 for additional information about the Company's collaboration with CanSinoBIO.
Novel Biologic Therapy for Retinal Diseases
The Company's biologic product candidate, OCU200, is a novel fusion protein being developed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. The Company is currently executing IND-enabling preclinical studies to support a Phase 1 clinical trial. The Company has completed the technology transfer of manufacturing processes to the Company's contract development and manufacturing organization ("CDMO") that will manufacture OCU200 clinical supplies.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. The Company incurred net losses of approximately $43.8 million and $18.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had an accumulated deficit of $117.1 million and cash, cash equivalents, and restricted cash totaling $107.5 million.

The Company has a limited operating history and its prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in its industry. The Company intends to continue its research, development, and commercialization efforts for its product candidates, which will require significant additional funding. If the Company is unable to obtain additional financing in the future or its research, development, and commercialization efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, or other funding from the government or other third parties. Such financing may not be available at all, or on terms that are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, its plan may not be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital, or appropriately manage certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.
As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to research, develop, and commercialize the Company’s product candidates, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.
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
Collaboration Arrangements
The Company assesses whether collaboration agreements are subject to Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”), based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner represent consideration from a customer, the Company accounts for those payments within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. However, if the Company concludes that its collaboration partner is not a customer, the Company will record royalty payments received as collaboration revenue in the period in which the underlying sale occurs and record expenses and expense reimbursements as either research and development expense or general and administrative expense, or a reduction thereof, based on the underlying nature of the expense or expense reimbursement. During the nine months ended September 30, 2020, the Company recorded collaboration revenue from an agreement accounted for as a collaborative arrangement within the scope of ASC 808. No collaboration revenue was recorded during the nine months ended September 30, 2021.
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
Severance-related charges, once incurred, are recognized as either research and development expense or general and administrative expense within the condensed consolidated statements of operations and comprehensive loss depending on the job function of the former employee.
Fair Value Measurements
The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurements (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
The carrying value of certain financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses approximates their fair values due to the short-term nature of these instruments. As of September 30, 2021, the Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement (as defined in Note 8) approximate their carrying value. See Note 8 for additional information.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2021	2020
Cash and cash equivalents	$107,349	$19,106
Restricted cash	151	151
Total cash, cash equivalents, and restricted cash	$107,500	$19,257
Property and Equipment, Net
Property and equipment is recorded at historical cost. Significant additions or improvements are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Gains and losses on disposal of assets are included in the condensed consolidated statements of operations and comprehensive loss. Depreciation is calculated using the straight-line method and is recognized over the expected useful life of the underlying asset. The Company's property and equipment currently includes furniture and fixtures, machinery and equipment, leasehold improvements, and construction in progress. The Company's furniture and fixtures have an expected useful life of three to seven years. The Company's machinery and equipment have an expected useful life of five to seven years. Leasehold improvements are amortized over the shorter of their expected useful lives or the remaining lease term. If a leasehold improvement transfers ownership to the Company at the end of the lease term, the leasehold improvement is amortized over its expected useful life. Construction in progress is not depreciated until such time that the asset is completed and placed into service. Once placed into service, the asset is depreciated over its expected useful life.
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
Operating leases are included in other assets and operating lease obligations in the Company’s condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term and recognized as research and development expense or general and administrative expense based on the underlying nature of the expense. The Company currently leases real estate classified as operating leases. FASB ASC Topic 842, Leases ("ASC 842") requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit interest rate was not readily determinable in the Company’s current and historical operating leases, therefore the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of lease payments.
The lease term for the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of an option to purchase the underlying asset if reasonably certain.
Variable payments not dependent on an index or rate associated with the Company’s leases are recognized when the event, activity, or circumstance is probable. Variable payments include the Company's proportionate share of certain utilities and other operating expenses and are presented as operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss in the same line item as expense arising from fixed payments.

Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). The Company has issued stock-based compensation awards including stock options and restricted stock units ("RSUs"), and also accounts for certain issuances of preferred stock and warrants in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options and RSUs, to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs, the fair value of the RSUs is determined by the market price of a share of the Company's common stock at the grant date. The Company recognizes forfeitures as they occur.
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
Asset Held for Sale
During 2019, the Company had an intangible asset held for sale that was carried at its original fair value less cost to sell of $7.0 million. The Company concluded during the three and nine months ended September 30, 2020, that a sale of the intangible asset was no longer probable to be completed within one year from the date the intangible asset was initially recorded as held for sale. As such, the carrying value of the intangible asset was reduced to zero with the corresponding charge of $7.0 million recognized as in-process research and development expense in the condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2020 as the in-process research and development did not have an alternative future use.
Recently Adopted Accounting Standards
In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations, and calculating income taxes in interim periods. This standard also adds guidance to reduce complexity in certain areas, including recognizing franchise tax, recognizing deferred taxes for the tax basis of goodwill, allocating taxes to the members of a consolidated group, and recognizing the effect of enacted changes in tax laws or rates during an interim period. This standard was effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU No. 2016-13, which have the same effective date and transition date of January 1, 2023. ASU No. 2016-13, as amended, requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company does not currently expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.
3.    License and Development Agreements
Co-Development, Supply and Commercialization Agreement with Bharat Biotech
The Company entered into the Covaxin Agreement with Bharat Biotech to co-develop COVAXIN, a whole-virion inactivated COVID-19 vaccine being developed to prevent COVID-19 infection, for the U.S. and Canadian markets. The Covaxin Agreement was originally entered into in February 2021 with respect to the U.S. market and was subsequently amended in June 2021 to add rights to the Canadian market. Pursuant to the Covaxin Agreement, the Company obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN in the Ocugen Covaxin Territory. In consideration of the license and other rights granted by Bharat Biotech to the Company, the parties agreed to share any profits generated from the commercialization of COVAXIN in the Ocugen Covaxin Territory, with the Company retaining 45% of such profits, and Bharat Biotech receiving the balance of such profits. In consideration of the expansion of the Ocugen Covaxin Territory to include Canada, the Company paid Bharat Biotech a non-refundable, upfront payment of $15.0 million in June 2021, which was recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2021. The Company additionally agreed to pay Bharat Biotech $10.0 million within 30 days after the first commercial sale of COVAXIN in Canada. The Covaxin Agreement is a collaboration arrangement within the scope of ASC 808.
Under the Covaxin Agreement, the Company and Bharat Biotech will collaborate to develop COVAXIN for their respective territories. Except with respect to manufacturing rights under certain circumstances subsequently described, the Company has the exclusive right and is solely responsible for researching, developing, manufacturing, and commercializing COVAXIN for the Ocugen Covaxin Territory. Bharat Biotech is responsible for researching, developing, manufacturing, and commercializing COVAXIN outside of the Ocugen Covaxin Territory. Bharat Biotech has agreed to provide to the Company all preclinical and clinical data, and to transfer to the Company certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the Ocugen Covaxin Territory. In September 2021, the Company entered into the Supply Agreement with Bharat Biotech, pursuant to which Bharat Biotech will supply the Company with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of the Company’s technology transfer to Jubilant HollisterStier. Following the completion of the Company’s technology transfer to Jubilant HollisterStier, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for commercial manufacture and supply of COVAXIN subsequent to a regulatory authorization or approval. The technology transfer process to Jubilant HollisterStier has been initiated. In March 2021, the Company issued shares of Series B Convertible Preferred Stock (as defined in Note 9) as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech under the Supply Agreement. See Note 9 for additional information about the Series B Convertible Preferred Stock issuance to Bharat Biotech.

The Covaxin Agreement continues in effect for the commercial life of COVAXIN, subject to the earlier termination of the Covaxin Agreement in accordance with its terms. The Covaxin Agreement also contains customary representations and warranties made by both parties and customary provisions relating to indemnification, limitation of liability, confidentiality, information and data sharing, and other matters. The Supply Agreement expires upon expiration of the Covaxin Agreement and may be earlier terminated by either party in the event of an uncured material breach or bankruptcy of the other party.
Co-Development and Commercialization Agreement with CanSinoBIO
In 2019, the Company entered into a co-development and commercialization agreement with CanSinoBIO with respect to the development and commercialization of OCU400. The co-development and commercialization agreement was subsequently amended in September 2021 (as so amended, the "CanSinoBIO Agreement"), whereby OCU410 was added to the Company's existing collaboration with CanSinoBIO. Pursuant to the CanSinoBIO Agreement, the Company and CanSinoBIO will collaborate on the development of OCU400 and OCU410 and CanSinoBIO will be responsible for the CMC development and manufacture of clinical supplies of such products and be responsible for the costs associated with such activities. CanSinoBIO will have an exclusive option to obtain a non-exclusive license from the Company to manufacture OCU400 and OCU410 for commercial sale by the Company. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize OCU400 and OCU410 in and for China, Hong Kong, Macau, and Taiwan (the “CanSinoBIO Territory”), and the Company maintains exclusive development, manufacturing, and commercialization rights with respect to OCU400 and OCU410 outside the CanSinoBIO Territory (the “Company Territory”).
CanSinoBIO will pay to the Company an annual royalty between mid- and high-single digits based on Net Sales (as defined in the CanSinoBIO Agreement) of OCU400 and OCU410 in the CanSinoBIO Territory. The Company will pay to CanSinoBIO an annual royalty between low- and mid-single digits based on Net Sales (as defined in the CanSinoBIO Agreement) of OCU400 and OCU410 in the Company Territory.
Unless earlier terminated in accordance with its terms, the CanSinoBIO Agreement will continue in force on a country-by-country and product-by-product basis until the later of (a) the expiration of the last valid claim of patent rights of the Company covering such products and (b) the 10th anniversary of the first commercial sale of such products in such country.
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
The Company evaluated the probability of collecting the full principal and accrued interest balance under the terms of the Promissory Note and determined that collection was not probable. During the nine months ended September 30, 2021, the Company wrote off the full principal and accrued interest balance of the Promissory Note and recorded the write-off as a loss within other income (expense) within the condensed consolidated statements of operations and comprehensive loss.

5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Furniture and fixtures	$322	$166
Machinery and equipment	856	452
Leasehold improvements	167	177
Construction in progress	41	—
Financing lease right-of-use asset	—	64
Total property and equipment	1,386	859
Less: accumulated depreciation	(334)	(226)
Total property and equipment, net	$1,052	$633
The Company recognized depreciation expense of $0.1 million and $0.2 million during the three and nine months ended September 30, 2021, respectively. The Company recognized depreciation expense of $19.8 thousand and $0.1 million during the three and nine months ended September 30, 2020, respectively.
6.    Operating Leases
The Company has commitments under an operating lease for certain facilities used in its operations including for the use of laboratory, office, and storage space located in Malvern, Pennsylvania (the “Lease Agreement”). The Lease Agreement was determined to have two lease components per ASC 842, a laboratory space lease component (the "Initial Premises") and an office, storage, and future expanded laboratory space lease component (the "Expansion Premises"), with varying commencement dates. The Initial Premises commencement date occurred in December 2020 and the Expansion Premises commencement date occurred in January 2021. The Lease Agreement has an initial term of seven years and the Company has the option to extend the Lease Agreement for one additional five-year term. The option for extension has been excluded from the lease term (and lease liability) for the Lease Agreement as it is not reasonably certain that the Company will exercise such option. The Company terminated a former lease agreement for its previous office space with the same landlord without penalty upon the commencement of the Expansion Premises in January 2021.
The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$66	$48	$200	$143
Variable lease cost	26	21	79	62
Total lease cost	$92	$69	$279	$205
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Right-of-use assets, net	$1,430	$434

Current lease obligations	$172	$44
Non-current lease obligations	1,280	389
Total lease liabilities	$1,452	$433

Supplemental information related to leases was as follows:

	Nine months ended September 30,
	2021	2020
Weighted-average remaining lease term — operating leases (years)	6.2	1.4
Weighted-average discount rate — operating leases	4.6%	7.6%
Future minimum operating lease base rent payments are approximately as follows (in thousands):

For the Years Ending December 31,	Amount
Remainder of 2021	$41
2022	252
2023	261
2024	269
2025	277
Thereafter	578
Total	$1,678
Less: present value adjustment	(226)
Present value of minimum lease payments	$1,452
Subsequent to September 30, 2021, the Company entered into a lease agreement for additional office space located in Malvern, Pennsylvania. See Note 14 for additional information.
7.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2021	December 31, 2020
Research and development	$1,100	$512
Clinical	585	117
Professional fees	610	405
Employee-related	1,155	963
Severance-related (1)	90	712
Other	422	232
Total accrued expenses and other current liabilities	$3,962	$2,941
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
The Company recognized no severance-related charges and a de minimis amount of severance-related charges during the three and nine months ended September 30, 2021, respectively. The Company recognized severance-related charges of $0.4 million and $1.1 million during the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, the Company recognized a de minimis amount of severance-related charges within general and administrative expense and $0.4 million of severance-related charges within research and development expense. For the nine months ended September 30, 2020, the Company recognized $0.2 million of severance-related charges within general and administrative expense and $0.9 million of severance-related charges within research and development expense.
The Company made severance payments of $0.1 million and $0.6 million during the three and nine months ended September 30, 2021, respectively. The Company made severance payments of $0.2 million during the three and nine months ended September 30, 2020. The Company expects to pay the remaining severance benefits of $0.1 million throughout the remainder of 2021.

8.    Debt
The following table provides a summary of the carrying values for the components of debt as reflected on the condensed consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
PPP Note	$—	$421
EB-5 Loan Agreement	1,693	1,636
Total carrying value of debt, net	$1,693	$2,057
PPP Note
In April 2020, the Company was granted a loan from Silicon Valley Bank ("SVB"), in the amount of $0.4 million, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Under the PPP, the loan was eligible for forgiveness to the extent the funds received were used for qualifying expenses as described by the CARES Act. The loan was in the form of a promissory note dated April 30, 2020 in favor of SVB (the "PPP Note"). The PPP Note had a maturity date of April 30, 2022 and bore interest at a rate of 1.0% per annum. The Company did not provide any collateral or guarantees for the loan, nor did the Company pay any facility charge to obtain the loan. The PPP Note provided for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations, and material adverse events. In May 2021, the Company received notice from the Small Business Administration that the PPP Note was forgiven in its entirety, including both principal and accrued interest. The Company recognized a $0.4 million gain on loan extinguishment within other income (expense) for the forgiveness of the PPP Note within the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021.
EB-5 Loan Agreement
In September 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), the Company entered into an arrangement (the “EB-5 Loan Agreement”) to borrow up to $10.0 million from EB5 Life Sciences, L.P. (“EB-5 Life Sciences”) in $0.5 million increments. Borrowings may be limited by the amount of funds raised by EB-5 Life Sciences and are subject to certain job creation requirements by the Company. Borrowings are at a fixed interest rate of 4.0% per annum and are to be utilized in the clinical development, manufacturing, and commercialization of the Company’s product candidates and for the general working capital needs of the Company. Outstanding borrowings pursuant to the EB-5 Loan Agreement, including accrued interest, become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. The EB-5 Loan Agreement borrowings are secured by substantially all assets of the Company, except for any patents, patent applications, pending patents, patent licenses, patent sublicenses, trademarks, and other intellectual property rights.
Under the terms and conditions of the EB-5 Loan Agreement, the Company borrowed $1.0 million in 2016 and an additional $0.5 million in March 2020. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of the loan.
The carrying values of the EB-5 Loan Agreement borrowings as of September 30, 2021 and December 31, 2020 are summarized below (in thousands):

	September 30, 2021	December 31, 2020
Principal outstanding	$1,500	$1,500
Plus: accrued interest	226	181
Less: unamortized debt issuance costs	(33)	(45)
Carrying value	$1,693	$1,636

9.    Equity
COVAXIN Preferred Stock Purchase Agreement
On March 1, 2021, the Company entered into a preferred stock purchase agreement, pursuant to which the Company agreed to issue and sell 0.1 million shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Convertible Preferred Stock”), at a price per share equal to $109.60, to Bharat Biotech. On March 18, 2021, the Company issued the Series B Convertible Preferred Stock as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech pursuant to the Supply Agreement.
Each share of Series B Convertible Preferred Stock is convertible, at the option of Bharat Biotech, into 10 shares of the Company’s common stock (the "Conversion Ratio") only after (i) the Company received stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation and (ii) the Company’s receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement, and further on the terms and subject to the conditions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the "Certificate of Designation"). In April 2021, the Company's stockholders approved an increase in the number of the Company's authorized shares of common stock from 200.0 million to 295.0 million. As of September 30, 2021, the conversion condition relating to the delivery of the first 10.0 million doses of COVAXIN had not been met. The conversion rate of the Series B Convertible Preferred Stock is subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to the Company’s common stock.
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
The Company accounted for the issuance of the Series B Convertible Preferred Stock in accordance with ASC 718 and recorded the fair value of $5.0 million within equity during the nine months ended September 30, 2021, with a corresponding short-term asset for the advanced payment for the doses of COVAXIN. The Company utilized the traded common stock price, adjusted by the Conversion Ratio, to value the Series B Convertible Preferred Stock and the Finnerty model to estimate a 15% discount rate for the lack of marketability of the instrument. The valuation incorporates Level 3 inputs in the fair value hierarchy, including the estimated time until the instrument's liquidity and the estimated volatility of the Company's common stock as of the grant date.
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
At-the-Market Offerings
The Company commenced three separate at-the-market offerings (each an "ATM", and collectively, the "ATMs") in May 2020, June 2020, and August 2020. The offerings were made pursuant to the Company's effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplements related to the offerings dated May 8, 2020, June 12, 2020, and August 17, 2020. During the nine months ended September 30, 2021, the Company sold 1.0 million shares of the Company's common stock under the August 2020 ATM and received net proceeds of $4.8 million after deducting equity issuance costs of $0.1 million. During the three and nine months ended September 30, 2020, the Company sold an aggregate of 27.0 million and 86.2 million shares of the Company's common stock under the ATMs, respectively. During the three months ended September 30, 2020, the Company received net proceeds of $10.1 million after deducting equity issuance costs of $0.4 million. During the nine months ended September 30, 2020, the Company received net proceeds of $25.6 million after deducting equity issuance costs of $1.1 million.
Subscription Agreements
In June 2020, the Company entered into a subscription agreement with an accredited investor for the issuance of 1.3 million shares of the Company's common stock in a private placement. The shares of common stock were issued as part of a transaction in settlement of an outstanding obligation of the Company to the accredited investor, in which (i) the Company agreed to make certain cash payments, (ii) the Company issued the 1.3 million shares of the Company's common stock in exchange for the accredited investor's agreement to cancel $0.3 million of the outstanding obligation, and (iii) the accredited investor agreed to cancel an additional portion of the amount owed by the Company representing a discount of $0.2 million.
In April 2020, the Company entered into a subscription agreement with an accredited investor for the issuance of 1,000 shares of the Company's common stock in a private placement for an aggregate offering price of $395 (the "April 2020 Subscription Agreement").
10.    Warrants
Canada Warrants
On July 15, 2021, the Company entered into a consulting agreement with an individual to provide services to the Company with regard to the Company's Canadian operations (the "Canada Consulting Agreement"). Compensation under the Canada Consulting Agreement includes, among other forms of compensation, the issuance of warrants to purchase up to 0.2 million shares of the Company's common stock (the "Canada Warrants") and cash payments of up to $3.0 million upon the achievement of certain milestones related to COVAXIN. The Canada Consulting Agreement terminates on July 15, 2023, unless earlier terminated in accordance with its terms.
The Canada Warrants were issued on July 15, 2021 in a private placement transaction. The warrantholder has the right to exercise the Canada Warrants to purchase up to 0.2 million shares of the Company's common stock at an exercise price of $6.36 per share upon the achievement of certain milestones related to COVAXIN. The Canada Warrants terminate on July 15, 2031, unless earlier terminated in accordance with their terms. As of September 30, 2021, all of the Canada Warrants were outstanding and unvested. The Canada Warrants are accounted for in accordance with ASC 718.
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
Contemporaneously with the April 2020 Subscription Agreement, the Company and OpCo entered into Amendment and Exchange Agreements (each an "Exchange Agreement" and collectively, the "Exchange Agreements") with the accredited investors. Pursuant to the Exchange Agreements, the Company, OpCo, and the accredited investors agreed, among other things, after giving effect to the dilutive issuance, to amend the Series A Warrants to provide for an adjustment to the number of common stock issuable upon the exercise of the Series A Warrants. Concurrently with such amendments, the accredited investors exchanged the Series A Warrants for (i) an aggregate of 21.9 million shares of the Company's common stock and (ii) promissory notes of $5.6 million (the "Warrant Exchange Promissory Notes" and collectively with the common stock issued, the "Warrant Exchange"). During the three and nine months ended September 30, 2020, the Company made payments to the Warrant Exchange Promissory Notes holders of $3.2 million and $4.4 million, respectively. As of December 31, 2020, the Warrant Exchange Promissory Notes had been repaid in full. Immediately following the consummation of the Warrant Exchange and the concurrent exercise of the remaining Series B Warrants and Series C Warrants, there were no SPA Warrants outstanding.

The Company accounted for the Warrant Exchange by recognizing the fair value of the consideration transferred in excess of the carrying value of the Series A Warrants as a reduction of additional paid-in capital. The fair value of the Series A Warrants immediately prior to the Warrant Exchange was $1.1 million, which was estimated using a Black-Scholes valuation model utilizing Level 3 inputs. The fair value of the consideration transferred to settle the Series A Warrants was approximately $13.6 million, comprised of $8.6 million in shares of the Company's common stock and the fair value of the Warrant Exchange Promissory Notes of $5.0 million. The fair value of consideration transferred to settle the Series A Warrants was in excess of the fair value of the Series A Warrants immediately prior to the Warrant Exchange by approximately $12.5 million. The excess consideration was accounted for as a deemed dividend to the Series A Warrant holders and was reflected as an additional net loss to common stockholders in the calculation of basic and diluted net loss per common share for the nine months ended September 30, 2020.
OpCo Warrants
Beginning in 2016, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants") to investors of the Company pursuant to a stockholders' agreement and to two employees of the Company pursuant to their respective employment agreements. As of September 30, 2021 and December 31, 2020, 0.8 million and 0.9 million OpCo Warrants were outstanding, respectively. As of September 30, 2021 the outstanding OpCo Warrants had a weighted-average exercise price of $4.97. The outstanding OpCo Warrants expire between 2026 and 2027.
11.    Stock-Based Compensation
Stock-based compensation expense for stock options and RSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
General and administrative	$840	$101	$2,957	$248
Research and development	507	25	1,318	249
Total	$1,347	$126	$4,275	$497
Stock-based compensation expense during the three and nine months ended September 30, 2021 included $41.3 thousand and $1.1 million of expense related to stock options with performance-based vesting conditions, respectively. No stock-based compensation expense during the three and nine months ended September 30, 2020 was related to stock options with performance-based vesting conditions.
As of September 30, 2021, the Company had $13.9 million of unrecognized stock-based compensation expense related to stock options and RSUs outstanding. This expense is expected to be recognized over a weighted-average period of 2.2 years as of September 30, 2021.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the “2014 Plan”) and the Ocugen, Inc. 2019 Equity Incentive Plan (the “2019 Plan”, collectively with the 2014 Plan, the "Plans"). As of September 30, 2021, the 2014 Plan and 2019 Plan authorize for the granting of up to 0.8 million and 11.5 million equity awards in respect to the Company's common stock, respectively. In addition to stock options and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the Plans.

Options to Purchase Common Stock
The following table summarizes the stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	4,224,433	$0.84	8.9	$5,496
Granted	7,469,300	$3.33		$—
Exercised	(901,250)	$0.73		$8,042
Forfeited	(274,220)	$2.96		$1,146
Options outstanding at September 30, 2021	10,518,263	$2.56	9.0	$49,552
Options exercisable at September 30, 2021	991,429	$1.71	7.8	$5,629
Stock options not yet exercisable as of September 30, 2021 includes 1.5 million stock options with performance-based vesting conditions. There were no stock options with performance-based vesting conditions as of December 31, 2020. The weighted-average grant date fair values of stock options granted during the three and nine months ended September 30, 2021 were $5.97 and $2.77, respectively. The weighted-average grant date fair value of stock options granted during both the three and nine months ended September 30, 2020 was $0.34 per share. The total fair values of stock options vested during the three and nine months ended September 30, 2021 were $0.1 million and $0.7 million, respectively. The total fair values of stock options vested during the three and nine months ended September 30, 2020 were $0.1 million and $0.3 million, respectively.
RSUs
The following table summarizes the RSU activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
RSUs outstanding at December 31, 2020	—	$—	$—
Granted	179,951	$6.69	$1,280
Forfeited	(900)	$8.75	$6
RSUs outstanding at September 30, 2021	179,051	$6.68	$1,286
12.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss — basic and diluted	$(10,755)	$(10,474)	$(43,784)	$(18,032)
Deemed dividend related to Warrant Exchange	—	—	—	(12,546)
Net loss to common stockholders	$(10,755)	$(10,474)	$(43,784)	$(30,578)
Shares used in calculating net loss per common share — basic and diluted	198,790,980	141,591,218	193,599,525	92,764,157
Net loss per common share — basic and diluted	$(0.05)	$(0.07)	$(0.23)	$(0.33)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	10,518,263	4,268,277	10,518,263	4,268,277
RSUs	179,051	—	179,051	—
Warrants	946,179	870,017	946,179	870,017
Series A Convertible Preferred Stock (as converted to common stock)	3,115	—	3,115	—
Series B Convertible Preferred Stock (as converted to common stock)	547,450	—	547,450	—
Total	12,194,058	5,138,294	12,194,058	5,138,294
13.    Commitments and Contingencies
Commitments
The Company has commitments under certain license agreements, lease agreements, debt agreements, separation agreements, and consulting agreements. Commitments under certain license agreements primarily include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products. Commitments under the Company's licensing agreements are more fully described within Note 3 and within the Company's 2020 Annual Report. Commitments under lease agreements are future minimum lease payments for operating leases. See Note 6 and Note 14 for additional information about commitments under lease agreements. Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement. See Note 8 for additional information about commitments under debt agreements. Commitments under separation agreements are severance payments to be paid throughout the remainder of 2021 as a result of the reduction in force in connection with the Company's discontinuation of a product candidate. See Note 7 for additional information about commitments under separation agreements. Commitments under consulting agreements include payments upon the achievement of certain milestones related to COVAXIN. See Note 10 for additional information about commitments under consulting agreements.
Contingencies
On June 17, 2021, a securities class action lawsuit was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the announcement of the Company's decision to pursue the submission of a BLA for COVAXIN for ages 18 years and older rather than pursuing EUA for the vaccine candidate. On July 16, 2021, a second securities class action was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.
On August 30, 2021, a stockholder derivative lawsuit was filed derivatively on behalf of the Company against certain of its officers and directors and the nominal defendant Ocugen in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-03876) that purported to state a claim for breach of fiduciary duty and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on facts and circumstances relating to the securities class action lawsuits and seeking contribution and indemnification in connection with claims asserted in the securities class action lawsuits. On September 22, 2021, a second stockholder derivative lawsuit was filed derivatively on behalf of the Company against certain of its officers and directors and the nominal defendant Ocugen in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-04169) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the same allegations as the first complaint. The parties to both stockholder derivative lawsuits have stipulated to the consolidation of the two stockholder derivative lawsuits and also have submitted to the court in each action a proposed order requesting a stay of the litigation pending a decision on any motion to dismiss filed in the securities class action lawsuits, which remains pending before each court, and this status could change.

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
14.    Subsequent Events
On October 15, 2021, the Company entered into a lease agreement for additional office space located in Malvern, Pennsylvania. The lease has an expected commencement date in 2022 and has an initial term of seven years. The aggregate estimated base rent payments due over the initial seven year term are $3.8 million. Additionally, the Company will be responsible for the operating expenses and utilities associated with the leased premises. The Company has the option to extend the lease agreement for two additional five year terms, provided the Company is not under an event of default pursuant to the terms of the lease agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2020, included in our 2020 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the “Risk Factors” section included in our 2020 Annual Report and the "Risk Factors" and “Disclosure Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company focused on developing gene therapies to cure blindness diseases and developing a vaccine to save lives from COVID-19.
Our technology pipeline includes:
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
COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate and is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). COVAXIN has been authorized for emergency use in India for ages 18 years and older and the Subject Expert Committee has recommended the Drugs Controller General of India authorize COVAXIN for emergency use in India for children ages two years and older. In November 2021, COVAXIN was awarded an EUL by the WHO. Over 98.0 million doses of COVAXIN globally have been administered to date.
In July 2021, we announced that COVAXIN demonstrated an overall vaccine efficacy against COVID-19 disease of 77.8%, with efficacy against severe COVID-19 disease of 93.4%, and efficacy against asymptomatic COVID-19 disease of 63.6% in the Phase 3 clinical trial conducted by Bharat Biotech in India. The aforementioned efficacy results represent point estimates of vaccine efficacy with a 95% confidence interval of 65.2% to 86.4% against COVID-19 disease, 57.1% to 99.8% against severe COVID-19 disease, and 29.0% to 82.4% against asymptomatic COVID-19 disease. The Phase 3 clinical trial enrolled 25,798 participants over the age of 18 in India, including 10.7% of participants over the age of 60 and 27.5% of participants with at least one pre-existing condition. Adverse events in the COVAXIN and control arms of the Phase 3 clinical trial were observed in 12.4% of subjects, with less than 0.5% of subjects experiencing serious adverse side effects. The majority of the symptomatic cases identified in aggregate in the COVAXIN and control arms in the Phase 3 clinical trial were COVID-19 variants, the majority of which were identified to be the Delta variant, B.1.617.2. Subjects vaccinated with COVAXIN in the Phase 3 clinical trial showed protection against the Delta variant, B.1.617.2, showing a vaccine efficacy of 65.2%, which represents a point estimate of vaccine efficacy with a 95% confidence interval of 33.1% to 83.0%. Additionally, in in-vitro studies conducted by the ICMR — National Institute of Virology, COVAXIN demonstrated potential effectiveness against the Zeta variant, B.1.1.28.2, the Alpha variant, B.1.1.7, and the Beta variant, B.1.351.
In June 2021, the FDA provided feedback to us regarding the data and information contained in the "Master File" that was previously submitted to the FDA and recommended that we pursue a BLA submission instead of an EUA application for COVAXIN for ages 18 years and older in the United States. As part of the feedback provided by the FDA regarding the "Master File," the FDA also requested additional information and data. We have continued discussions with the FDA regarding the appropriate regulatory pathway for COVAXIN for ages 18 years and older in the United States as well as the data requirements for COVAXIN under a BLA submission. In October 2021, we filed an IND application with the FDA to initiate a Phase 3 immuno-bridging study evaluating COVAXIN for ages 18 years and older. We will also initiate a safety-bridging study under the IND, if required by the FDA, to support a BLA submission. We anticipate filing a BLA submission with the FDA by the end of 2022.
In November 2021, we submitted a request to the FDA for EUA for COVAXIN for pediatric use in children ages two to 18 years in the United States. The EUA submission was based on the results of a Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India.
We are pursuing approval for COVAXIN in Canada. In July 2021, we announced that we had completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which permits companies to submit safety and efficacy data and information as they become available, was recommended and accepted under the Interim Order and transitioned to an NDS for COVID-19. The submission was conducted through our Canadian affiliate, Vaccigen. The Interim Order expired on September 16, 2021. The expiration of the Interim Order has not impacted our NDS.
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
In September 2021, we entered into the Supply Agreement with Bharat Biotech, pursuant to which Bharat Biotech will supply us with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of our technology transfer to Jubilant HollisterStier. Following the completion of our technology transfer to Jubilant HollisterStier, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for commercial manufacture and supply of COVAXIN subsequent to a regulatory authorization or approval.
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
We believe that OCU400, our first product candidate being developed with our modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including RP and LCA. For example, we believe OCU400 has the potential to eliminate the need for developing more than 150 individual products and provide one treatment option for all RP patients. OCU400 has received four ODDs from the FDA for the treatment of certain disease genotypes: NR2E3, CEP290, RHO, and PDE6ß mutation-associated inherited retinal degenerations. In November 2021, we filed an IND application with the FDA for OCU400 for the treatment of the NR2E3 and RHO disease genotypes. We are planning to initiate a Phase 1/2 clinical trial for OCU400 for the treatment of the NR2E3 and RHO disease genotypes in the United States near the end of 2021. OCU400 additionally has received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA, which we believe further supports the potential broad spectrum application of OCU400 to treat many IRDs. We are currently evaluating options to commence OCU400 clinical trials in Europe in 2022. Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RORA for the treatment of dry AMD. We are currently executing IND-enabling preclinical studies to support a Phase 1/2 clinical trial. In 2019, we entered into the CanSinoBIO Agreement with respect to the development and commercialization of OCU400, which was subsequently amended in September 2021, pursuant to which OCU410 was added to our existing collaboration with CanSinoBIO. CanSinoBIO will be responsible for the CMC development and manufacture of clinical supplies for OCU400 and OCU410 and will be responsible for the costs associated with such activities.
Novel Biologic Therapy for Retinal Diseases
Our biologic product candidate, OCU200, is a novel fusion protein being developed to treat DME, DR, and wet AMD. We are currently executing IND-enabling preclinical studies to support a Phase 1 clinical trial. We have completed the technology transfer of manufacturing processes to our CDMO that will manufacture OCU200 clinical supplies.
Product Candidate for the Treatment of Ocular Graft-Versus-Host Disease
We were developing OCU300, a small molecule therapeutic for the treatment of symptoms associated with ocular graft-versus-host disease. The Phase 3 clinical trial for OCU300 was discontinued in 2020 based on the results of a pre-planned interim sample size analysis conducted by an independent Data Monitoring Committee, which indicated the trial was unlikely to meet its co-primary endpoints upon completion.
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
Financial Operations Overview
We have no products approved for commercial sale and have not generated significant revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of approximately $43.8 million and $18.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $117.1 million and a cash, cash equivalents, and restricted cash balance of $107.5 million.
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
Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidates. We anticipate that our research and development expenses will be higher in 2021 and subsequent periods as compared to prior periods as we evaluate the regulatory and commercialization path for COVAXIN in the United States and Canada as well as conduct preclinical and clinical activities with respect to our product candidates.

Our research and development expenses are not currently tracked on a program-by-program basis for indirect and overhead costs. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying, developing, and commercializing product candidates.
At this time, due to the inherently unpredictable nature of preclinical and clinical developments as well as regulatory approval (or authorization) and commercialization, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in our continued development and commercialization efforts. As a result of these uncertainties, successful development and completion of clinical trials as well as regulatory approval (or authorization) and commercialization are uncertain and may not result in approved (or authorized) and commercialized products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to our ability to enter into collaborations with respect to each product candidate, the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of each product candidate.
General and administrative expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, severance, insurance, and stock-based compensation expense, for employees in executive, accounting, commercialization, human resources, and other administrative functions. General and administrative expense also includes corporate facility costs, including allocated rent and utilities, insurance premiums, legal fees related to corporate matters, and fees for auditing, accounting, and other consulting services.
We anticipate that our general and administrative expenses will be higher in 2021 as compared to prior periods as a result of higher corporate infrastructure costs including, but not limited to, accounting, legal, human resources, consulting, investor relations, and public company insurance fees. Additionally, we anticipate an increase in general and administrative expenses as we prepare to support the potential commercialization of COVAXIN, if authorized or approved.
Severance-related expense
In June 2020, we communicated notice to five employees of the termination of their employment as a result of the discontinuation of a product candidate. This reduction represented one-third of our workforce at the time of communication. All terminations were “without cause” and each employee received termination benefits upon departure. The termination dates varied for each employee and ranged from June 30, 2020 to December 31, 2020. As a result of the workforce reduction, we expect to pay severance benefits of $0.1 million throughout the remainder of 2021. We made severance payments of $0.1 million and $0.6 million during the three and nine months ended September 30, 2021, respectively. We made severance payments of $0.2 million during the three and nine months ended September 30, 2020.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,
	2021	2020	Change
Operating expenses
Research and development	$6,281	$1,478	$4,803
In-process research and development	—	7,000	(7,000)
General and administrative	4,508	1,704	2,804
Total operating expenses	10,789	10,182	607
Loss from operations	(10,789)	(10,182)	(607)
Other income (expense)
Interest income	5	—	5
Interest expense	(19)	(292)	273
Other income (expense)	(4)	—	(4)
Total other income (expense)	(18)	(292)	274
Loss before income taxes	(10,807)	(10,474)	(333)
Income tax benefit	(52)	—	(52)
Net loss	$(10,755)	$(10,474)	$(281)
Research and development expense
Research and development expense increased by $4.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to increases of $1.6 million in COVAXIN development and regulatory activities, $1.4 million in OCU400 preclinical and clinical activities, $1.1 million in employee-related expenses, and $0.5 million in stock-based compensation expense.
In-process research and development
In-process research and development expense decreased by $7.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was due to the write-off of an intangible asset held for sale during the three months ended September 30, 2020 as a sale of the intangible asset was deemed not probable to be completed within one year from the date the intangible asset was initially recorded as held for sale.
General and administrative expense
General and administrative expense increased by $2.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to increases of $0.8 million in employee-related expenses, $0.7 million in stock-based compensation expense, and $0.7 million in professional fees.
Interest expense
Interest expense decreased by $0.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest expense during the three months ended September 30, 2021 primarily includes debt coupon interest and amortization of debt issuance costs. Interest expense during the three months ended September 30, 2020 primarily related to the accretion of the debt discount on the Warrant Exchange Promissory Notes.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020	Change
Revenues
Collaboration revenue	$—	$43	$(43)
Total revenues	—	43	(43)
Operating expenses
Research and development	28,006	4,760	23,246
In-process research and development	—	7,000	(7,000)
General and administrative	15,450	5,760	9,690
Total operating expenses	43,456	17,520	25,936
Loss from operations	(43,456)	(17,477)	(25,979)
Other income (expense)
Interest income	15	—	15
Interest expense	(59)	(555)	496
Other income (expense)	(336)	—	(336)
Total other income (expense)	(380)	(555)	175
Loss before income taxes	(43,836)	(18,032)	(25,804)
Income tax benefit	(52)	—	(52)
Net loss	$(43,784)	$(18,032)	$(25,752)
Research and development expense
Research and development expense increased by $23.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the $15.0 million upfront payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021 as well as increases of $2.9 million in OCU400 preclinical and clinical activities, $2.5 million in COVAXIN development and regulatory activities, $1.4 million in employee-related expenses, $1.1 million in stock-based compensation expense, and $1.0 million in OCU200 preclinical activities. The increases were partially offset by a $1.1 million decrease for the discontinuation of OCU300 clinical trial activities in 2020.
In-process research and development
In-process research and development expense decreased by $7.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was due to the write-off of an intangible asset held for sale during the nine months ended September 30, 2020 as a sale of the intangible asset was deemed not probable to be completed within one year from the date the intangible asset was initially recorded as held for sale.
General and administrative expense
General and administrative expense increased by $9.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to increases of $3.1 million in expenses for stockholder meetings and proxy solicitation, $2.7 million in stock-based compensation expense, $1.5 million in professional fees, and $1.3 million in employee-related expenses.
Interest expense
Interest expense decreased by $0.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest expense during the nine months ended September 30, 2021 primarily includes debt coupon interest and amortization of debt issuance costs. Interest expense during the nine months ended September 30, 2020 primarily related to the accretion of the debt discount on the Warrant Exchange Promissory Notes.
Other income (expense)
Other income (expense) increased by $0.3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to $0.8 million related to a loss on the write-off of the Promissory Note deemed uncollectible, partially offset by a gain on loan extinguishment of $0.4 million for PPP Note forgiveness obtained in May 2021.
Liquidity and Capital Resources
As of September 30, 2021, we had $107.5 million in cash, cash equivalents, and restricted cash. We have not generated significant revenue to date and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. Since our inception and through September 30, 2021, we have raised an aggregate of $218.9 million to fund our operations, of which $206.3 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $2.1 million was from debt, and $0.2 million was from grant proceeds.
In April 2021, we issued and sold 10.0 million shares of our common stock at an offering price of $10.00 per share in the April 2021 Registered Direct Offering pursuant to a securities purchase agreement with certain institutional investors. We received net proceeds of $93.4 million. In February 2021, we issued and sold 3.0 million shares of our common stock at an offering price of $7.65 per share in the February 2021 Registered Direct Offering pursuant to a securities purchase agreement with certain institutional investors. We received net proceeds of $21.2 million. For additional information about the April 2021 Registered Direct Offering and the February 2021 Registered Direct Offering, see Note 9 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Additionally, during the nine months ended September 30, 2021, we sold 1.0 million shares of our common stock under the August 2020 ATM and received net proceeds of $4.8 million. The offering was made pursuant to our effective "shelf" registration statement on Form S-3 filed with the SEC on March 27, 2020, the base prospectus contained therein dated May 5, 2020, and the prospectus supplement related to the offering dated August 17, 2020.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $43.8 million and $18.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $117.1 million.
The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(35,137)	$(10,426)
Net cash used in investing activities	(1,624)	(56)
Net cash provided by financing activities	120,071	22,144
Net increase in cash, cash equivalents, and restricted cash	$83,310	$11,662
Operating activities
Cash used in operating activities was $35.1 million for the nine months ended September 30, 2021 compared to $10.4 million for the nine months ended September 30, 2020. The increase in cash used in operating activities was primarily driven by the $15.0 million upfront payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021, an increase in our research and development expenses for our product candidates, an increase in employee-related expenses as we expand our headcount to support our development, commercialization, and business efforts, and an increase in expenses for stockholder meetings and proxy solicitation.

Investing activities
Cash used in investing activities was $1.6 million for the nine months ended September 30, 2021 compared to $0.1 million for the nine months ended September 30, 2020. The increase in cash used in investing activities was primarily driven by the receipt of the Promissory Note of $0.8 million in April 2021, an increase of $0.7 million in purchases of property and equipment, and the acquisition of an intangible asset of $0.1 million.
Financing activities
Cash provided by financing activities was $120.1 million for the nine months ended September 30, 2021 compared to $22.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, cash provided by financing activities primarily consisted of gross proceeds of $100.0 million and $22.9 million received from the April 2021 Registered Direct Offering and the February 2021 Registered Direct Offering, respectively, and gross proceeds of $5.0 million received under the August 2020 ATM, partially offset by payments of equity issuance costs of $8.5 million. During the nine months ended September 30, 2020, cash provided by financing activities primarily consisted of gross proceeds of $26.7 million received under the ATMs and $0.9 million in proceeds from the issuance of debt, partially offset by payments of equity issuance costs of $1.1 million and repayments of debt of $4.4 million.
Indebtedness
In September 2016, pursuant to the EB-5 program, we entered into the EB-5 Loan Agreement to borrow up to $10.0 million from EB-5 Life Sciences in $0.5 million increments. Borrowings are at a fixed interest rate of 4.0% per annum and are to be utilized in the clinical development, manufacturing, and commercialization of our product candidates and for our general working capital needs. Outstanding borrowings pursuant to the EB-5 Program become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. As of September 30, 2021, there was $1.5 million of principal outstanding under the EB-5 Loan Agreement.
Funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we continue research and development, including preclinical and clinical development of our product candidates, contract to manufacture our product candidates, prepare for potential commercialization of our product candidates, add operational, financial, and information systems to execute our business plan, maintain, expand, and protect our patent portfolio, expand headcount to support our development, commercialization, and business efforts, and operate as a public company.
For additional information regarding our commitments and contingencies, see Note 13 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Factors impacting our future funding requirements include, without limitation, the following:
•the initiation, progress, timing, costs, and results of clinical trials for our product candidates, including the need for a Phase 3 immuno-bridging study to support a BLA submission for COVAXIN for ages 18 years and older as well as a safety-bridging study if required by the FDA;
•the outcome, timing, and cost of the regulatory authorization or approval process for our product candidates; including with respect to COVAXIN in the United States and Canada;
•the costs of manufacturing and commercialization, including with respect to COVAXIN, if authorized or approved;
•costs related to doing business internationally with respect to our proposed development and commercialization of COVAXIN in Canada;
•the cost of filing, prosecuting, defending, and enforcing our patent claims and other intellectual property rights;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;
•the costs of expanding infrastructure to support our development, commercialization, and business efforts;
•the expenses needed to attract and retain skilled personnel;
•the extent to which we in-license or acquire other products, product candidates, or technologies; and
•the impact of the COVID-19 pandemic.

As of September 30, 2021, we had $107.5 million in cash, cash equivalents, and restricted cash. This amount will not meet our capital requirements over the next 12 months. Our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, or other funding from the government or other third parties. There can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to develop and commercialize our product candidates, there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Other Company Information
None.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of legal proceedings, see Note 13 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors.
Except as set forth below and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, there have been no material changes in our risk factors as previously disclosed in our 2020 Annual Report. The risks described in our 2020 Annual Report, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.
We have submitted an EUA application for COVAXIN for pediatric use. The FDA may not grant us the EUA for pediatric use, and, even if they do, absent supplemental Biologics License Application approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates, and, prior to that time, we would face significant competition from other pharmaceutical and biotechnology companies, and may not be able to compete effectively.
In November 2021, we submitted a request to the FDA for EUA for COVAXIN for pediatric use in children ages two to 18 years in the United States. The EUA submission was based on the results of a Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India.
The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. Generally, EUAs for unapproved products require that manufacturers distribute factsheets for healthcare providers, addressing significant known and potential benefits and risks, and the extent to which benefits and risks are unknown, and the fact that the FDA has authorized emergency use; and, distribution of factsheets for recipients of the product, addressing significant known and potential benefits and risks, and the extent to which benefits and risks are unknown, the option to accept or refuse the product, the consequences of refusing, available alternatives, and the fact that FDA has authorized emergency use.
EUAs for unapproved products also include requirements for adverse event monitoring and reporting, and other recordkeeping and reporting requirements. In addition, the FDA may include various requirements in an EUA as a matter of discretion as deemed necessary to protect the public health, including restrictions on which entities may distribute the product, and how to perform distribution (including requiring that distribution be limited to government entities), restrictions on who may administer the product, requirements for collection and analysis of safety and effectiveness data, waivers of Current Good Manufacturing Practice, and restrictions applicable to prescription drugs or restricted devices (including advertising and promotion restrictions).
As of the date of this Quarterly Report on Form 10-Q, we have not received any correspondence from the FDA regarding the EUA, other than an acknowledgement of the submission. Therefore, the timing of a potential grant of EUA for pediatric use, if at all, is currently unknown. In addition, there can be no guarantee that the data and results from the preclinical and clinical studies of COVAXIN, which have been conducted by Bharat Biotech in India, will be accepted by the FDA or otherwise sufficient to support our EUA submission.
If we are granted an EUA by the FDA for COVAXIN for pediatric use, we would be able to commercialize it for that use without FDA approval. However, the FDA may revoke the EUA where it is determined that the COVID-19 public health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Such revocation could adversely impact our business in a variety of ways including if we, Bharat Biotech, and our manufacturing partners have invested in the supply chain to provide COVAXIN for pediatric use under an EUA in the United States. In addition, the FDA may revoke or terminate the EUA sooner if, for example, we fail to comply with the conditions of authorization or other terms of the EUA or if COVAXIN is determined to be less effective or safe than it was initially believed to be. We cannot predict how long, if ever, an EUA for the pediatric use of COVAXIN would remain in place.
Furthermore, many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities than us. In addition, some of these companies have already received regulatory approval or a grant of EUA for their respective products, some of which include authorization for the administration of COVID-19 vaccines in certain pediatric patient populations. Given the products currently approved or authorized for use as well as those in development by others, even if our EUA is approved for pediatric use, we will face significant competition. If existing vaccines in the market or if competitors develop and commercialize additional COVID-19 vaccines before we can complete regulatory review and obtain an EUA for pediatric use or regulatory approval for COVAXIN, or if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient, or are less expensive than COVAXIN, our business, financial condition, and results of operations would be materially adversely affected.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On July 15, 2021, we entered into the Canada Consulting Agreement with an individual to provide services to us with regard to our Canadian operations. In connection therewith, we issued to such individual the Canada Warrants to purchase up to 0.2 million shares of our common stock at an exercise price of $6.36 per share upon the achievement of certain milestones related to COVAXIN. The Canada Warrants terminate on July 15, 2031, unless earlier terminated in accordance with their terms.
The Canada Warrants were issued on July 15, 2021 in a private placement transaction pursuant to Rule 4(a)(2) of the Securities Act. We did not receive any proceeds from the issuance of the Canada Warrants. See Note 10 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Not Applicable.

Item 6.    Exhibits.

Exhibit	Description

10.1*#	Development and Commercial Supply Agreement, dated September 29, 2021, by and between the Registrant and Bharat Biotech International Limited

10.2*#	First Amendment to the Co-Development and Commercialization Agreement, dated September 30, 2021, by and between the Registrant and CanSino Biologics, Inc.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
*    Filed herewith.
**    Furnished herewith.
#    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: November 9, 2021	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 9, 2021	/s/ Sanjay Subramanian
Sanjay Subramanian Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)