Form 10-K
period 2021-12-31
Ocugen, Inc.
filed 2022-02-28
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-K
___________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to section 12(g) of the Act: None
___________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of June 30, 2021, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.6 billion, based upon the closing price of the registrant's common stock on June 30, 2021.

As of February 21, 2022, there were 199,488,183 outstanding shares of the registrant’s common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Unless the context otherwise requires, references to the “Company,” “we,” “our,” or “us” in this report refer to Ocugen, Inc. and its subsidiaries, and references to “OpCo” refer to Ocugen OpCo, Inc., the Company’s wholly owned subsidiary.
i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this Annual Report on Form 10-K or the documents incorporated by reference herein, regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would,” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties, and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.
The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated herein by reference include, among other things, statements about:
•our estimates regarding expenses, future revenue, capital requirements, and the timing and availability of and the need for additional financing;
•our ability to obtain sufficient additional funding to continue to advance our product candidates;
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
•our plans regarding the submission of a Biologics License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") for adults ages 18 years and older, including the need for the Phase 2/3 immuno-bridging and broadening clinical trial and a safety-bridging clinical trial to support a BLA submission;
•our submission of a request to the FDA for Emergency Use Authorization ("EUA") for COVAXIN for pediatric use in children ages two to 18 years in the United States, which was based on the results of a Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India;
•our activities with respect to resolving the deficiencies communicated by Health Canada in its Notice of Deficiency ("NOD") on our New Drug Submission ("NDS") for COVAXIN, including our responses provided to Health Canada;
•our ability to successfully obtain adequate supply of COVAXIN from Bharat Biotech and to complete a technology transfer to our third-party manufacturer, Jubilant HollisterStier, and engage such manufacturer on commercially acceptable terms;
•anticipated market demand for COVAXIN in the United States and Canada, including for both the pediatric and adult populations;
•our ability to successfully continue and complete the Phase 1/2 clinical trial for OCU400 pursuant to the Investigational New Drug ("IND") accepted by the FDA;
•the uncertainties associated with the clinical development and regulatory authorization or approval of our product candidates, including potential delays in the initiation, commencement, enrollment, and completion of clinical trials;
•our ability to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully bringing product candidates to market and the risk that products will not achieve broad market acceptance;
•uncertainties in obtaining successful clinical trial results for product candidates and unexpected costs that may result therefrom;
•our ability to comply with regulatory schemes applicable to our business and other regulatory developments in the United States, Canada, and other foreign countries; including the extent to which developments with respect to the COVID-19 pandemic will affect the regulatory pathway available for COVID-19 vaccines in the United States, Canada, or other jurisdictions;
•the performance of third-parties upon which we depend, including contract development and manufacturing organizations ("CDMOs"), suppliers, group purchasing organizations, distributors, and logistics providers;
ii

•the pricing and reimbursement of our product candidates, if authorized or approved;
•our ability to obtain and maintain patent protection, or obtain licenses to intellectual property and defend our intellectual property rights against third-parties;
•our ability to maintain our relationships, profitability, and contracts with our key collaborators and commercial partners; including with Bharat Biotech and CanSino Biologics, Inc. ("CanSinoBIO"), and our ability to establish additional collaborations and partnerships;
•our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;
•our ability to comply with stringent U.S., Canada, and other foreign government regulation in the manufacture of pharmaceutical products, including current Good Manufacturing Practice ("cGMP") compliance, and other relevant regulatory authorities; and
•the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, could disrupt our business and operations including impacts on our development programs, global supply chain, and collaborators and manufacturers, including Bharat Biotech and CanSinoBIO.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
Solely for convenience, tradenames and trademarks referred to in this Annual Report on Form 10-K appear without the ® or TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these tradenames or trademarks, as applicable. All tradenames, trademarks, and service marks included or incorporated by reference in this Annual Report on Form 10-K are the property of their respective owners. Further, for ease of reference, the name "COVAXIN" is used throughout this Annual Report on Form 10-K to refer to the vaccine candidate, BBV152. The name COVAXIN has not been evaluated or cleared by the FDA or Health Canada.

iii

PART I
Item 1.    Business.
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on developing gene therapies to cure blindness diseases and developing a vaccine to save lives from COVID-19.
Our cutting-edge technology pipeline includes:
•COVID-19 Vaccine Candidate — COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate being developed to prevent COVID-19 infection in humans. We are co-developing COVAXIN with Bharat Biotech for the U.S. and Canadian markets.
•Modifier Gene Therapy Platform — Based on nuclear hormone receptors ("NHRs"), we believe our modifier gene therapy platform has the potential to address many retinal diseases, including retinitis pigmentosa ("RP"), Leber congenital amaurosis ("LCA"), and dry age-related macular degeneration (“AMD”).
•Novel Biologic Therapy for Retinal Diseases — We are developing OCU200, a novel biologic product candidate, to treat diabetic macular edema (“DME”), diabetic retinopathy (“DR”), and wet AMD.
COVID-19 Vaccine Candidate
In February 2021, we entered into a Co-Development, Supply and Commercialization Agreement with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 in the United States, its territories, and possessions. In June 2021, we entered into an amendment to the Co-Development, Supply and Commercialization Agreement (as so amended, the "Covaxin Agreement") pursuant to which we and Bharat Biotech agreed to expand our rights to develop, manufacture, and commercialize COVAXIN to include Canada in addition to the United States, its territories, and possessions (the "Ocugen Covaxin Territory").
COVAXIN is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). COVAXIN has been authorized or approved in more than a dozen countries and was granted an Emergency Use Listing ("EUL") by the World Health Organization ("WHO") in November 2021. Over 295 million doses globally have been administered to date.
The Phase 3 clinical trial conducted by Bharat Biotech in India in 25,798 adults, who were healthy or had stable chronic medical conditions ages 18 years and older, reported an overall estimated vaccine efficacy of COVAXIN against COVID-19 infection of 77.8%, with efficacy against severe COVID-19 infection of 93.4%, and efficacy against asymptomatic COVID-19 infection of 63.6%. Approximately 30% of participants were seropositive at baseline in each dosing group and were excluded from the per protocol analysis but contributed to the safety dataset. COVAXIN was generally well tolerated, with no clinically or statistically significant differences in reported adverse events in the vaccine and placebo groups. Additionally, a Phase 2/3 immuno-bridging clinical trial was conducted by Bharat Biotech in India to assess the protective immunity of COVAXIN in children ages two to 18 years. The results demonstrated a robust neutralizing antibody response comparable to that of the adults studied in the Phase 3 clinical trial, and that COVAXIN was generally well tolerated. This study demonstrated a favorable safety profile, including no hospitalizations, myocarditis, or vaccine-induced thrombotic thrombocytopenia. Additionally, data from the clinical trials and from research conducted by third parties has shown that COVAXIN has neutralizing potential against multiple variants of concern including both the Omicron (B.1.1.529) and Delta (B.1.617.2) variants.
In June 2021, the FDA provided feedback to us regarding the data and information contained in a "Master File" that we previously submitted to the FDA and recommended that we pursue a BLA submission instead of the EUA application for COVAXIN for adults ages 18 years and older in the United States. As part of the feedback provided, the FDA requested additional information and data. In October 2021, we submitted an IND application to the FDA to initiate a Phase 2/3 immuno-bridging and broadening clinical trial evaluating COVAXIN for ages 18 years and older. The clinical trial is designed to evaluate whether the immune response experienced in participants in the aforementioned completed Phase 3 clinical trial in India is similar to a demographically representative, adult population in the United States. In November 2021, we were notified that the FDA issued a clinical hold on our IND application. In December 2021, the FDA sent us a letter setting forth the reasons for the clinical hold and specific guidance on steps that must be taken to have the clinical hold lifted. We provided the FDA responses to their comments and the FDA lifted its clinical hold in February 2022. We plan to initiate the Phase 2/3 immuno-

bridging and broadening clinical trial for COVAXIN as soon as we are able to. We also plan to initiate a safety-bridging clinical trial in the first half of 2022, subject to discussions with the FDA. Subject to the foregoing, we anticipate submitting a BLA with the FDA near the end of 2022. In November 2021, we also submitted a request to the FDA for EUA for COVAXIN for pediatric use in ages two to 18 years in the United States. The EUA submission was based on the results of the aforementioned Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India. Our EUA submission is currently under review by the FDA. In February 2022, Delta and Omicron neutralization results along with a safety database of more than 36 million teenagers who had been vaccinated with COVAXIN were submitted to the FDA to support our EUA submission.
We are also pursuing approval for COVAXIN in Canada. In July 2021, we completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which permits companies to submit safety and efficacy data and information as they become available, was recommended and accepted under the Minister of Health’s Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19 (the "Interim Order") and transitioned to a NDS. The submission was conducted through our Canadian subsidiary, Vaccigen Ltd. ("Vaccigen"). We are in discussions with Health Canada regarding our NDS submission for COVAXIN. In December 2021, we were provided with a NOD from Health Canada regarding our NDS submission. Health Canada requested further analyses of the COVAXIN preclinical and clinical data, as well as additional information regarding chemistry, manufacturing, and controls ("CMC"). We have responded to and provided proposed resolutions for the deficiencies included in the NOD. Our responses are currently under review by Health Canada.
Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases ("IRDs"), such as RP and LCA, and dry AMD. Our modifier gene therapy platform is based on NHRs, which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential to address multiple retinal diseases caused by mutations in multiple genes with one product; and potentially address complex diseases, such as dry AMD, that are potentially caused by imbalances in multiple gene networks.
IRDs, such as RP and LCA, can lead to visual impairment and blindness and affect over two million people worldwide. RP and LCA are rooted in mutations of more than 175 different genes. We believe that OCU400, our first product candidate being developed with our modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of IRDs, including RP and LCA. For example, we believe OCU400 has the potential to eliminate the need for developing more than 175 individual products and provide one treatment option for all RP and LCA patients. OCU400 has received four Orphan Drug Designations ("ODDs") from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. In November 2021, we submitted an IND application to the FDA for OCU400 for the treatment of the NR2E3 and RHO disease genotypes. Our IND application was accepted by the FDA in December 2021. We have initiated a Phase 1/2 clinical trial in the United States for the treatment of these disease genotypes and the first patient is expected to be dosed in the first half of 2022. This Phase 1/2 clinical trial is a multicenter, open-label, dose ranging study to assess the safety of unilateral subretinal administration of OCU400 in subjects with NR2E3-related RP. OCU400 has additionally received Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA. We believe OCU400 has the potential for broad-spectrum application to treat many IRDs. We are currently evaluating options to initiate OCU400 clinical trials in Europe.
Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. We are currently executing pre-IND studies consistent with FDA discussions to support a Phase 1/2 clinical trial.
Novel Biologic Therapy for Retinal Diseases
Our pipeline also includes our biologic product candidate, OCU200, a novel fusion protein designed to treat severely sight-threatening diseases such as DME, DR, and wet AMD. We are currently establishing a cGMP process for the production of clinical trial materials and executing pre-IND studies consistent with FDA discussions to support a Phase 1/2a clinical trial.

OUR STRATEGY
We are developing novel solutions to medical challenges, approaching healthcare innovation with purpose and agility to deliver new options for people facing disease. Our current product candidates have the potential to save lives from COVID-19 and cure blindness diseases. Key elements of the strategy we employ to accomplish this mission include:
•Advancing our COVID-19 vaccine candidate in North America towards commercialization, if authorized or approved. We have continued discussions about the regulatory pathway for COVAXIN with the FDA and Health Canada and we intend to advance COVAXIN towards authorization or approval in both jurisdictions to augment the North American arsenal of vaccines against COVID-19 and expand the COVID-19 vaccine choices for individual patients. We will continue to expand our headcount, infrastructure, and partnerships to support commercialization in both the United States and Canada.
•Advancing our modifier gene therapy platform through clinical development. We intend to advance OCU400 and OCU410 through clinical development for the treatment of multiple IRDs, such as RP and LCA, and dry AMD, respectively. We have initiated a Phase 1/2 clinical trial for OCU400 for the treatment of the NR2E3 and RHO disease genotypes and are executing pre-IND studies consistent with FDA discussions to support a Phase 1/2 clinical trial for OCU410. We will continue to explore additional NHR-based product candidates to bring our cutting-edge modifier gene therapy platform technology to a broad range of patients to address rare and complex diseases.
•Advancing our preclinical biological program into clinical development. We intend to advance OCU200, our biologic product candidate, into and through clinical development for the treatment of severely sight-threatening diseases such as DME, DR, and Wet AMD. We are currently executing pre-IND studies consistent with FDA discussions to support a Phase 1/2a clinical trial.
•Expanding and exploring partnerships with current and future key collaborators and commercial partners to maximize patient access, global reach, and the value of our product candidates, as well as to expand our product candidate pipeline. We intend to explore strategic licensing, acquisition, and collaboration opportunities with qualified partners to maximize the benefit of our product candidates on patients globally and to expand our product candidate pipeline to support our future growth.
COMPETITIVE STRENGTHS
Our key competitive strengths include:
•Experienced Management Team and Esteemed Scientific Advisory Boards. Our management team and key advisors have extensive experience with a proven track record of success in developing, launching, and managing the life cycle of many vaccines and biopharmaceuticals at leading pharmaceutical and biotechnology companies. Our vaccine and retina scientific advisory boards are composed of leading academic and industry experts with extensive experience in the infectious disease and ocular fields. We believe that the experience of our management team, our scientific advisory board members, and our broad network of relationships with leaders within the industry and the medical community provides us with insight into the identification of product candidate opportunities as well as supports us in advancing the development and commercialization of our product candidates.
•Product Candidate Manufacturing. We have established partnerships for the clinical and commercial manufacturing of our product candidates, including partnerships with Jubilant HollisterStier and Bharat Biotech for COVAXIN and CanSinoBIO for our modifier gene therapy platform. These partners have state-of-the-art facilities and proven expertise in the fields of vaccines and gene therapy, which is critical to advancing our product candidates into and through clinical trials and commercialization as well as accelerating development timelines, reducing our associated costs, and increasing the reliability of our product candidate manufacturing.
•Orphan Medicinal Product Designations and Orphan Drug Designations. OCU400 has received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. The OMPD demonstrates the potential broad spectrum application of OCU400, through its use of NHRs, to treat the more than 175 gene mutations associated with RP and LCA with one product rather than developing individual treatments for each gene mutation. OCU400 has additionally received four ODDs from the FDA for the treatment of certain disease genotypes: NR2E3, CEP290, RHO, and PDE6ß mutation-associated inherited retinal degenerations.
•Licensing and Development Arrangements and Intellectual Property Portfolio. We have licensing and development arrangements with leading companies, academic institutions, and medical institutions that cover all of our product candidates. These licensing and development arrangements include the Covaxin Agreement with Bharat Biotech with respect to the development and commercialization of COVAXIN in the United States and Canada, the licensing agreement with The Schepens Eye Research Institute ("SERI"), an affiliate of Harvard Medical School, through which we acquired the technology used in our modifier gene therapy platform as well as access to technologies for other NHR genes, and the license agreement with the University of Colorado ("CU") pursuant to which we acquired rights to the transferrin-tumstatin fusion protein technology used in our OCU200 product candidate. Our global intellectual property portfolio contains 46 patents and 10 pending patent applications related to composition of matter, pharmaceutical compositions, and methods of use for our product candidates, including those under our licensing and development arrangements. We will leverage these domestic and global partnerships and our intellectual property portfolio to advance our near- and long-term product pipeline opportunities.
OUR PRODUCT CANDIDATE PIPELINE
Our product candidate pipeline is summarized in the following chart:
COVID-19 VACCINE PRODUCT CANDIDATE
COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate being developed for the prevention of COVID-19. COVAXIN is manufactured using a Vero cell manufacturing platform. We are co-developing COVAXIN with Bharat Biotech, a global leader in vaccine innovation, for the Ocugen Covaxin Territory. COVAXIN has been authorized or approved in more than a dozen countries and was granted an EUL by the WHO in November 2021. Over 295 million doses globally have been administered to date. See "—License and Development Agreements—Covaxin Agreement" and Note 3 in the notes to the consolidated financial statements included in this elsewhere in this Annual Report on Form 10-K for additional information about our partnership with Bharat Biotech.
Overview of COVID-19
COVID-19 infection, caused by SARS-CoV-2, was first reported to have surfaced in Wuhan, China in December 2019 and was declared a global pandemic by the WHO in March 2020. COVID-19 is a highly transmissible disease that spreads from person to person through respiratory droplets that are produced when an infected person coughs, sneezes, or talks. Common symptoms of COVID-19 include cough, shortness of breath or difficulty breathing, fever or chills, muscle or body aches, sore throat, congestion, or loss of taste or smell. Certain people are at an increased risk for severe COVID-19 infection including those over the age of 65 and with underlying medical conditions, including cancer, heart conditions, obesity, and diabetes, along with many other underlying conditions. Those at increased risk for severe COVID-19 infection are more likely to be hospitalized, need intensive care, require a ventilator, or die. Since being discovered, new variants of SARS-CoV-2 have emerged. New variants of a virus emerge when a mutation to the virus' genes occurs. In November 2021, the Omicron variant (B.1.1.529) was identified in South Africa and has been deemed a variant of concern by the WHO. Current research suggests that the Omicron variant (B.1.1.529) is more contagious and there is an increased risk of reinfection with the Omicron variant (B.1.1.529), i.e., people who previously had COVID-19 could become reinfected more easily with the Omicron variant (B.1.1.529) as compared to the other variants of concerns, including those who received authorized or approved vaccines. In addition to the Omicron variant (B.1.1.529), the WHO has deemed four other SARS-CoV-2 variants to be variants of concern: the Alpha variant

(B.1.1.7), the Beta variant (B.1.351), the Gamma variant (P.1), and the Delta variant (B.1.617.2). All of the aforementioned variants have at least one of the following characteristics resulting in the WHO to deem them variants of concern: an increase in transmissibility or detrimental change in COVID-19 epidemiology, an increase in virulence or change in clinical disease presentation, or a decrease in the effectiveness of public health and social measures or available diagnostics, vaccines, or therapeutics.
COVAXIN for the Prevention of COVID-19
COVAXIN is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant, which is a common approach to vaccine design. COVAXIN is designed to utilize the whole-virion inactivated SARS-CoV-2 virus to trigger the immune response to create antibodies against multiple antigens. Inactivated vaccines do not replicate and are therefore unlikely to revert and cause pathological effects. COVAXIN has an antigen concentration of six micrograms and utilizes a toll-like receptor 7/8 agonist molecule (IMDG) adsorbed to alum (Algel) as an adjuvant designed to boost COVAXIN's immunogenicity and increase COVAXIN's effectiveness. The toll-like receptor 7/8 plays a vital role in the immune response to COVID-19 infection. The adjuvant used in the formulation of COVAXIN was developed in the United States with funding from the National Institutes of Health ("NIH") and is the first adjuvant in an authorized or approved vaccine against an infectious disease to activate toll-like receptor 7/8. In addition, the alum in the adjuvant stimulates the immune system to search for an invading pathogen. Molecules that activate toll-like receptor 7/8 provide a powerful stimulation of the immune system.
The rise of COVID-19 genetic variants has raised concerns that these variants may be able to escape neutralization by vaccines. The data from clinical trials conducted in India suggest that COVAXIN elicits a broad-spectrum immune response (including spike and nucleocapsid proteins) and induces both humoral and cellular responses. In addition, COVAXIN is designed to generate memory T cell responses for its multiple epitopes, potentially indicating longevity of response, and a rapid antibody response to future infections. Furthermore, data suggests that COVAXIN may potentially generate robust immune memory to SARS-CoV-2 and certain variants of concern for at least six months after vaccination. We believe COVAXIN has certain characteristics that may be beneficial as compared to the currently authorized or approved messenger RNA ("mRNA") and adenovirus-based vaccines. The beneficial characteristics of COVAXIN are described in the figure below (Figure 1).
Figure 1: Beneficial characteristics of COVAXIN.

DESIGNED FOR BROAD SPECTRUM IMMUNE RESPONSE

01

- Data suggest both humoral & cellular responses generated against multiple viral proteins
- Data support that the vaccine induces a Th1 response (cell-mediated immunity) which can be vital for durable protection

RESULTS AGAINST OVERALL, SEVERE AND DELTA VARIANT

02

- Only vaccine with Phase 3 clinical trial data suggesting broad protection against variants of concern

KNOWN SAFETY PROFILE

03

- Phase 3 adverse event profile similar to placebo
- Technology platform used to produce Polio, Influenza and Rabies vaccines

TRANSPORTATION AND STORAGE EASE

04

- 10 dose vial that can be stored and shipped at 2° - 8° C, with an expected 2-year shelf life in storage conditions at 2° - 8° C and stable for six months at room temperature (25°C)

Figure 1 describes the beneficial characteristics of COVAXIN including COVAXIN's design for broad spectrum immune response, efficacy results, known safety profile, and transportation and storage ease.
The inactivated SARS-CoV-2 virus in COVAXIN is inactivated using β-propiolactone treatment at a low temperature. As an inactivated virus vaccine, we believe COVAXIN can use all the proteins in the virus to elicit an immune response, rather than targeting the spike protein alone. We believe an inactivated whole-virion vaccine can produce a more robust response that can elicit memory and cross-react with mutated strains. Once vaccinated with COVAXIN, the immune system can respond to a live infection of SARS-CoV-2. COVAXIN is intended for administration into the deltoid muscle of the upper arm, in two doses occurring 28 days apart, and has a shelf life of 12 months from the date of manufacture at 2-8°C, which is standard vaccine storage conditions.
Phase 1 and Phase 2 clinical trials were conducted by Bharat Biotech in India to evaluate the safety and immunogenicity of COVAXIN. These clinical trials reported a favorable safety profile and strong Immunoglobulin G ("IgG") responses against the spike protein, the receptor-binding domain, and the nucleocapsid protein of SARS-CoV-2 along with strong cellular responses (Figure 2). Strong cellular responses are necessary for memory and long-term durability of vaccines.
Figure 2: Demonstration of broad-spectrum response of COVAXIN.
Figure 2 demonstrates the SARS-CoV-2 virus. COVAXIN demonstrates a strong IgG response against the spike protein, the receptor-binding domain, and the nucleocapsid protein of the SARS-CoV-2 virus. Current mRNA and adenovirus-based vaccines only elicit responses against the spike protein.
A Phase 3, randomized, placebo-controlled clinical trial was conducted in India by Bharat Biotech to evaluate the efficacy of COVAXIN. The Phase 3 clinical trial enrolled 25,798 adults, who were healthy or had stable chronic medical conditions ages 18 years and older in India, including 10.7% of participants over the age of 60 and 27.5% of participants with at least one coexisting condition, including cardio-vascular, diabetes, or any other chronic stable condition. Participants with no serological evidence of previous exposure to SARS-CoV-2 received two doses of either COVAXIN or the placebo administered four weeks apart. The Phase 3 clinical trial reported an overall estimated vaccine efficacy of COVAXIN against COVID-19 infection of 77.8%, with efficacy against severe COVID-19 infection of 93.4%, and efficacy against asymptomatic COVID-19 infection of 63.6%. Approximately 30% of participants were seropositive at baseline in each dosing group and were excluded from the per protocol analysis but contributed to the safety dataset. The aforementioned efficacy results represent point estimates of vaccine efficacy with a 95% confidence interval of 65.2% to 86.4% against COVID-19 infection, 57.1% to 99.8% against severe COVID-19 infection, and 29.0% to 82.4% against asymptomatic COVID-19 infection. Adverse events in the COVAXIN and control arms of the Phase 3 clinical trial were observed in 12.4% of subjects, with less than 0.5% of subjects experiencing serious adverse events. The majority of the symptomatic cases identified in aggregate in the COVAXIN and control arms in the Phase 3 clinical trial were COVID-19 variants, the majority of which were identified to be the Delta variant (B.1.617.2) (Figure 3). Subjects vaccinated with COVAXIN in the Phase 3 clinical trial showed protection against the Delta variant (B.1.617.2), showing a vaccine efficacy of 65.2%, which represents a point estimate of vaccine efficacy with a 95% confidence interval of 33.1% to 83.0%. Data from the clinical trials and from research conducted by third parties has shown that COVAXIN has neutralizing potential against multiple variants of concern including both the Omicron (B.1.1.529) and Delta (B.1.617.2) variants. Further, recent studies have shown that individuals receiving a COVAXIN booster dose six months following the second dose of COVAXIN saw a significant increase in neutralizing titers, an important predictor of vaccine efficacy. The increase in neutralizing titers was higher than that achieved after the primary two-dose series.

Figure 3: Composition of COVID-19 variants in symptomatic infections identified in the adult Phase 3 clinical trial in India.
Figure 3 displays the COVID-19 variants that caused symptomatic infections in the adult Phase 3 clinical trial conducted by Bharat Biotech in India. The majority of the cases were identified to be the Delta variant (B.1.617.2), followed by undisclosed variants, the Kappa variant (B.1.617.1), and the Alpha variant (B.1.1.7).
In June 2021, the FDA provided feedback to us regarding the data and information contained in a "Master File" that we previously submitted to the FDA and recommended that we pursue a BLA submission instead of an EUA application for COVAXIN for ages 18 years and older in the United States. As part of the feedback provided, the FDA requested additional information and data. In October 2021, we submitted an IND application to the FDA to initiate a Phase 2/3 immuno-bridging and broadening clinical trial evaluating COVAXIN for adults ages 18 years and older, intended to demonstrate a bridge to the Phase 3 clinical trial conducted in adult participants in India. In November 2021, we were notified that the FDA issued a clinical hold on our IND application. In December 2021, the FDA sent us a letter setting forth the reasons for the clinical hold and specific guidance on steps that must be taken to have the clinical hold lifted. We provided the FDA responses to their comments and the FDA lifted its clinical hold in February 2022. We plan to initiate the Phase 2/3 immuno-bridging and broadening clinical trial for COVAXIN as soon as we are able to. We also plan to initiate a safety-bridging clinical trial in the first half of 2022, subject to discussions with the FDA. Subject to the foregoing, we anticipate submitting a BLA with the FDA near the end of 2022.
In November 2021, we also submitted a request to the FDA for EUA for COVAXIN for pediatric use in ages two to 18 years in the United States. The EUA submission was based on the results of a Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India, which included 526 children ages two to 18 years. The study indicated comparable immunogenicity data to the large Phase 3 adult clinical trial for COVAXIN in India. COVAXIN was evaluated in three age groups: ages two to six years, ages six to 12 years, and ages 12 to 18 years. All participants received two doses of COVAXIN 28 days apart. Immunogenicity against key COVID-19 proteins was measured using geometric mean titer ("GMT"), a test that measures the amount of antibodies in the blood in response to the presence of the SARS-CoV-2 virus. GMT was measured across the three age groups. The results showed that the neutralizing antibody responses against the wild-type strain in the pediatric population ages two to 18 years were comparable to those experienced in Bharat Biotech’s Phase 3 adult clinical trial in India. More than 90 percent of the seroconversion rates were observed for antibody titers against the spike protein, the receptor-binding domain, the nucleocapsid protein, and wild-type neutralizing antibodies. Among the 526 study subjects in the pediatric clinical trial, no serious adverse events, such as deaths, hospitalizations, myocarditis, pericarditis, Guillain-Barre syndrome, vaccine-induced thrombotic thrombocytopenia, or anaphylactic reactions were reported. All other adverse events were mild or moderate in nature and were generally resolved within 24 hours. As aforementioned, COVAXIN is manufactured using a Vero cell manufacturing platform, which has been used in the production of the inactivated polio vaccine for the past 35 years, as well as for other traditional childhood vaccines. Our EUA submission is currently under review by the FDA. In February 2022, Delta and Omicron neutralization results along with a safety database of more than 36 million teenagers who had been vaccinated with COVAXIN were submitted to the FDA to support our EUA submission.
We are also pursuing approval for COVAXIN in Canada. In July 2021, we completed our rolling submission to Health Canada for COVAXIN under the Minister of Health's Interim Order. Our submission was recommended and accepted under the Interim

Order and transitioned to a NDS. The submission was conducted through our Canadian subsidiary, Vaccigen. We are in discussions with Health Canada regarding our NDS submission for COVAXIN. In December 2021, we were provided with a NOD from Health Canada regarding our NDS submission. Health Canada requested further analyses of the COVAXIN preclinical and clinical data, as well as additional information regarding CMC. We have responded to and provided proposed resolutions for the deficiencies included in the NOD. Our responses are currently under review by Health Canada.
OUR MODIFIER GENE THERAPY PLATFORM AND GENE THERAPY PRODUCT CANDIDATES
We are developing OCU400 and OCU410 using our modifier gene therapy platform to fulfill unmet medical needs in the area of retinal diseases, including IRDs, such as RP and LCA, and dry AMD. Our modifier gene therapy platform is a cutting-edge technology licensed from SERI, an affiliate of Harvard Medical School, and involves the targeted delivery and expression of one or more NHRs in the disease tissues and is designed to introduce a functional gene to modify the expression of multiple genes and gene-networks, which potentially enables it to address multiple retinal diseases with one product.
Modifier Gene Therapy Platform Based on NHRs
NHRs are modulators of retinal development and function, acting as master regulator genes in the retina. NHRs play a vital role in regulating retinal cell development, maturation, metabolism, visual cycle function, survival, and maintaining the cellular and molecular homeostasis in retinal tissues. Our modifier gene therapy platform is designed to target NHRs to potentially provide therapeutic benefit to patients suffering from genetically diverse IRDs and dry AMD. The use of genetic modifiers represents a broadened means of potentially treating a variety of retinal degenerative diseases, as compared to single-gene replacement therapy. While single-gene replacement therapies have shown tremendous promise in rare retinal diseases, they are highly specific and cannot improve a multitude of disease-causing genetic defects. Our modifier gene therapy platform has the potential to restore retinal integrity and function across a range of genetically diverse IRDs and other degenerative retinal diseases providing us with significant potential long-term value.
Our modifier gene therapy platform encompasses the targeted delivery and expression of certain NHRs that are expressed naturally in retinal tissue. Preclinical studies have shown that NR2E3, a member of the NHR family, is a dual activator and repressor that, with other transcription factors, modulates cell fate and differentiation of rod and cone photoreceptor cells, specialized cells for detecting light, in the eye. Disease outcome is a result of a primary mutation as well as modifier alleles. NR2E3 is a master regulator of several key pathways in retinal development and function. NR2E3 potentially prevents and rescues degenerating retina by resetting the homeostatic state of key gene networks in the presence of a primary mutation.
The delivery of Nr2e3 in a mouse lacking a functional Nr2e3 gene restored the retina structure and function. We believe that NR2E3 may partially or fully rescue photoreceptors from degeneration in patients with IRDs and improve patients' vision. It was also demonstrated preclinically that RORA offers a protective allele in AMD where the loss of photoreceptor cells leads to blindness. NR2E3 regulates the expression of both Nuclear Receptor Subfamily 1 Group D Member 1 ("NR1D1") and RORA. Thus, the nuclear receptors work in overlapping networks to modulate normal retinal development and function. These receptors impact gene expression of hundreds of genes and numerous networks and, as such, may be potent modifiers of retinal disease and degeneration.
Results of Preclinical Studies Support the Potential Efficacy of NR2E3 Modifier Gene Therapy
The efficacy of Nr2e3 was evaluated in five unique mouse models of IRDs in which treatment with the adeno-associated viral ("AAV")8-Nr2e3 gene by subretinal injection effectively rescued multiple genetically diverse IRDs by protecting photoreceptors from further damage after disease onset. These models represent a heterogeneous group of diseases in humans and are relevant in establishing the modifier role of NR2E3. The five IRD models evaluated were: FVB-Pde6ß rd1/NJ ("rd1"), Rhodopsin null allele ("Rho−/−"), B6.129S6(Cg)-Rhotm1.1Kpal/J ("RhoP23H"), BXD24/TyJ-Cep290rd16/J ("rd16"), and Nr2e3rd7/J ("rd7"). rd1 is rod cGMP-specific 3', 5'-cyclic PDE6β associated RP, Rho−/− and RhoP23H are both RHO associated RP, rd16 is LCA, and rd7 is enhanced S-cone syndrome. C57BL6/J ("B6") in these models represents the control. The results were evaluated using fundus imaging, electroretinogram ("ERG"), histology, and immunostaining of retinal layers. This preclinical data was published in Nature Gene Therapy.
This study showed that the administration of AAV8-Nr2e3 therapy improved clinical, histological, functional, and molecular disease outcomes in each of the five models of IRDs. These studies demonstrated that the mechanism of Nr2e3 therapy involves resetting key retinal transcription factors and key biological networks that work in concert with Nr2e3 to modulate the homeostatic state of the retina. The study is based on the principle that disease outcome is rarely due to a single gene mutation; rather, it is a result of the combinatorial mutational load on the biological system, which is often strongly influenced by other factors such as modifier genes. The models demonstrate the potential potency of a novel modifier gene therapy to elicit broad-

spectrum therapeutic benefits in early (Figure 4, Figure 6, and Figure 8) and advanced stages (Figure 5, Figure 7, and Figure 9) of IRDs and serve as a broad-spectrum gene therapy to reduce retinal degeneration.
Figure 4: AAV8-Nr2e3 early-stage outer nuclear layer ("ONL") rescue in IRD mouse models.
Figure 4 displays the cell layer numbers of the ONL from AAV8-Nr2e3 treated and untreated mice in different early-stage IRD models. These ONL photoreceptors induce phototransduction in the retina and thereby initiate the vision process. The normal mouse retina is comprised of 10 to 12 layers of rod and cone photoreceptor nuclei in the ONL. rd1 retinas showed a profound rescue of photoreceptor cells (six to eight layers of ONL) compared to the untreated eyes. Rho−/−, RhoP23H, and rd16 mice showed a more moderate increase (three to six layers of ONL) compared to the untreated eyes of each model. ONL cell layer numbers in the rd7 model do not start degenerating until four to five months of age. Although only partial rescue was observed in these models, results of research conducted by third parties suggests that retention of only a single layer of photoreceptor cells can maintain minimal visual function suggesting that an increase of even 20% is significant. We believe Nr2e3 therapy has great promise in potentially restoring retinal development.
Figure 5: AAV8-Nr2e3 advanced stage ONL rescue in IRD mouse models.
Figure 5 displays the cell layer numbers of the ONL from AAV8-Nr2e3 treated and untreated mice in different advanced stage IRD models. Improvement varied from ~30 to 80% of the retina in the Rho−/−, RhoP23H, and rd16 AAV8-Nr2e3 treated mice, depending on distribution efficiency throughout the retina. Approximately three to five layers of ONL cells were preserved in Nr2e3 treated mice compared with untreated mice that show less than or equal to one layer of ONL remaining.

Figure 6: Fundus imaging of AAV8-Nr2e3 early-stage rescues in IRD mouse models.
Figure 6 displays the fundus imaging results from AAV8-Nr2e3 treated and untreated mice in different early-stage IRD models. Although not all models have a clinical phenotype, considerable improvements were observed in the fundus of RhoP23H, rd16, and rd7 mice. The rd16 mice were observed to have a red fundus with increased and pronounced vessels and this fundus observation resolves with Nr2e3 administration. Improvement was observed in the rd7 phenotype, with reduction of retinal spots in AAV8-Nr2e3 treated eyes compared with untreated eyes.
Figure 7: Fundus imaging of AAV8-Nr2e3 advanced stage rescues in IRD mouse models.
Figure 7 displays the fundus imaging results from AAV8-Nr2e3 treated and untreated mice in different advanced stage IRD models. The fundus imaging shows the reduction of retinal degeneration in the AAV8-Nr2e3 treated eyes compared with untreated eyes.
Figure 8: Hematoxylin/eosin ("H/E") staining of AAV8-Nr2e3 early-stage rescues in IRD mouse models.
Figure 8 displays the H/E staining results from AAV8-Nr2e3 treated and untreated mice in different early-stage IRD models. The H/E staining revealed that subretinal delivery of AAV8-Nr2e3 rescued photoreceptor cells and helped maintain retinal integrity of IRD retinas in all models. Additionally, the rd7 model presents with increased cone cells with whorls and rosettes in the ONL. These retinal whorls and rosettes, that are characteristics of the rd7 phenotype, resolved following Nr2e3 treatment, suggesting that the delivery of Nr2e3 can restore normal retinal development.

Figure 9: H/E staining of AAV8-Nr2e3 advanced stage rescues in IRD mouse models.
Figure 9 displays the H/E staining results from AAV8-Nr2e3 treated and untreated mice in different advanced stage IRD models. The H/E staining shows the reduction of retinal degeneration by Nr2e3 therapy in each model.
Improved ERG results were also observed in AAV8-Nr2e3 treated IRD retinas in addition to the above results that displayed the rescue of ONL layers, improvement in fundus imaging, and improvement in H/E staining. Human vision is enabled by three primary modes: scotopic vision, photopic vision, and mesopic vision. Scotopic vision is monochromatic vision in very low light, which functions primarily due to rod cells in the eye. Photopic vision is vision under well-lit conditions, which provides for color perception and functions primarily due to cone cells in the eye. Mesopic vision is a combination of scotopic and photopic vision in low lighting, which functions due to a combination of rod and cone cells in the eye. IRD disease progression results in the loss of rod and cone function that is assessed by abnormal ERG responses. In the below study, the visual function of Nr2e3 treated IRD retinas was examined in four out of five IRD strains, excluding rd7, by recording scotopic and photopic ERGs to evaluate rod- and cone-driven responses. Treated mice showed improvement in retinal ERG signal, both in scotopic and photopic conditions (Figure 10).
Figure 10: Improved ERG responses in AAV8-Nr2e3 treated IRD retinas.
Analysis A within Figure 10 above displays the evaluation of scotopic and photopic ERG B-wave amplitudes, which were evaluated at post-natal day 30 (B6 and rd1) or post-natal day 90 to 120 (Rho−/−, RhoP23H, and rd16) in AAV8-Nr2e3 treated and untreated mice. Analysis B above displays the percent increase in ERG B-wave responses in the treated IRD models.
Results of Preclinical Studies Support the Safety of NR2E3
The safety of Nr2e3 was evaluated in healthy mice following subretinal administration. B6 mice were treated with AAV8-Nr2e3-green fluorescent protein ("GFP") fusion construct at post-natal day zero and evaluated after both seven days and one month for any toxic effect as well as expression of Nr2e3-GFP fusion protein in the retina. The expression of the Nr2e3 protein in a mouse retina did not show any detrimental effect on retinal cells, including photoreceptors (Figure 11). Also, there was no difference in retinal anatomy as indicated by fundus, histology (the cell layers), expression of opsin and rhodopsin proteins (immunohistochemistry), and retinal function (as indicated by ERG recording) between treated and untreated mice (Figure 11).

Expression of enhanced GFP-Nr2e3 fusion protein was observed at post-natal day 30 in treated animals. In this Study, overexpression of the Nr2e3 protein following subretinal injection of AAV8-Nr2e3 was well-tolerated.
Figure 11: Overexpression of AAV8-Nr2e3 has no detrimental effects on the retina.
The analysis in Figure 11 above utilized a population size of five mice and displays the B6 control AAV8-Nr2e3 treated mice showing no abnormalities. Analysis A above displays the following: fundus, H/E staining, blue opsin, green opsin, and rhodopsin labeling of photoreceptor cells. Analysis B above displays the ERG response of the B6 control in both treated and untreated mice. The mice were injected at post-natal day zero and tissue was collected at post-natal day 30. Analysis C above displays the GFP label of AAV8-Nr2e3-GFP injected at post-natal zero with GFP expression assessed at both post-natal day seven and post-natal day 30.
Overview of IRDs and Current Treatment Options
IRDs are caused by genetic mutations that are passed down within families and lead to progressive disease, severe visual impairment, and blindness. Treating these conditions has been a significant challenge due to the sheer volume of potential therapeutic gene targets. Gene replacement therapy is a promising approach to provide sustained restoration of normal retinal function for a mutated gene, but such therapies can only address one gene at a time, limiting their potential therapeutic use. Developing a custom gene therapy for each of the more than 175 mutations linked to RP and LCA would not only be expensive but also may not be possible due to size, class, or localization that will impact delivery of the gene. Not all genes and disease expressions are amenable to gene therapy. For example, the genetic mutations of approximately 40% of RP patients remain unknown with few or no known therapeutic options available. Modifier gene therapy to ameliorate multiple forms of RP and LCA without requiring knowledge of the mutated gene, may provide a potentially robust and feasible treatment for RP and LCA.
RP is a group of rare, genetic disorders that involve a breakdown and loss of cells in the retina that affects approximately one in every 4,000 individuals. Common symptoms of RP include difficulty seeing in poor lighting or in the dark, loss of central vision or side (peripheral) vision, and difficulty reading print and deciphering detailed images. RP is associated with over 150 gene mutations that affect over two million individuals worldwide. RP is heterogeneous and varies greatly in age of onset, rate of progression, and even genetic etiology, yet a common pathology of photoreceptor cell degeneration develops.
There is currently no approved treatment which slows or stops the progression of multiple forms of RP. Proposed treatments for RP include gene-replacement therapy, retinal implant devices, retinal transplantation, stem cells, vitamin therapy, and other pharmacological treatments. Gene-replacement therapies are promising but are limited to treating just a single mutation and therefore cannot address the multiple mutations implicated by RP. In addition, while gene-replacement therapies may provide a new functional gene, they do not necessarily eliminate the underlying genetic defect, which may still cause stress and toxic effects. Therefore, the development of gene specific replacement therapy is highly challenging, especially when multiple and unknown genes are involved.

Similar to RP, no or minimal treatment options are available for a large number of other retinal degenerative diseases, including dry AMD and LCA. AMD is attributed to the thinning of the macula of the retina, which leads to impairment and loss of central vision. The macula is the part of the retina responsible for clear vision in one's direct line of sight. AMD is characterized by thickening and loss of normal architecture within the Bruch’s membrane, lipofuscin accumulation in the retinal pigment epithelium ("RPE"), and drusen formation beneath the RPE in the Bruch’s membrane. These deposits consist of complement components, other inflammatory molecules, lipids, lipoproteins B and E, and glycoproteins. Dry AMD, which affects approximately 10 million individuals in the United States, involves the slow deterioration of the retina with submacular drusen (small white or yellow dots on the retina), atrophy, loss of macular function, and central vision impairment. Common symptoms of dry AMD include visual distortions, reduced central vision in one or both eyes, increased difficulty adapting to low levels of light, and a well-defined blind spot in one's field of vision. LCA is a group of IRDs characterized by severe impairment of vision or blindness at birth. LCA is caused by a degeneration and/or dysfunction of photoreceptors in the eye. Luxturna, developed by Spark Therapeutics, Inc., has been approved by the FDA to treat IRDs caused by retinoid isomerohydrolase ("RPE65") gene mutations. The RPE65 gene represents just one of more than 175 mutations linked to RP and LCA. No treatment options have been approved by the FDA for RP and LCA caused by mutations in other RP and LCA causing genes.
As a result, there remains a significant unmet medical need for a treatment with application across multiple genetic forms of RP and LCA as well as other ocular degenerative diseases such as dry AMD.
OCU400 for IRDs
OCU400 is our first product candidate being developed with our modifier gene therapy platform. OCU400 is a novel gene therapy product candidate with the potential to restore retinal integrity and function across a range of genetically diverse IRDs. OCU400 consists of a functional copy of the NHR gene, NR2E3, delivered to target cells in the retina using an AAV8 vector that has the potential to be used as a gene therapeutic not only for the treatment of retinal diseases associated with mutations in genes such as NR2E3, RHO, CEP290, and PDE6ß, but also other gene mutations associated with IRDs, including RP and LCA. As a potent modifier gene, expression of NR2E3 within the retina may help reset retinal homeostasis, potentially stabilizing cells and rescuing photoreceptor degeneration. OCU400 has received four ODDs from the FDA for the treatment of the following disease genotypes: NR2E3, RHO, CEP290, and PDE6ß mutation-associated inherited retinal degenerations. OCU400 has additionally received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. We believe OCU400 has the potential for broad-spectrum application to treat many IRDs.
As previously described, in five unique mouse models of IRDs, treatment with AAV8-Nr2e3 by subretinal injection rescued multiple genetically diverse IRDs by protecting photoreceptors from further damage after disease onset. This result demonstrates the potential potency of a novel modifier gene therapy to elicit broad-spectrum therapeutic benefits in early and advanced stages of IRDs. We completed pre-IND biodistribution and toxicology studies of OCU400 and submitted an IND application to the FDA for the treatment of the NR2E3 and RHO disease genotypes, which was accepted by the FDA in December 2021. We have initiated a Phase 1/2 clinical trial in the United States for the treatment of these disease genotypes and the first patient is expected to be dosed in the first half of 2022. This Phase 1/2 clinical trial is a multicenter, open-label, dose ranging study to assess the safety of unilateral subretinal administration of OCU400 in subjects with NR2E3-related RP.
OCU410 for the Treatment of Dry AMD
OCU410 is a modifier gene therapy product candidate being developed for the treatment of dry AMD. OCU410 utilizes an AAV delivery platform for the retinal delivery of the RORA gene. Various genetic factors associated with AMD are regulated by RORA, which plays a role in numerous indications including the pathology of dry AMD. The RORA protein plays an important role in lipid metabolism and demonstrates an anti-inflammatory role, which we believe could be a potential therapeutic candidate for dry AMD. We are currently executing pre-IND studies consistent with FDA discussions to support a Phase 1/2 clinical trial for OCU410.
NOVEL BIOLOGIC PRODUCT CANDIDATE FOR RETINAL DISEASES
OCU200 is our novel biologic product candidate in preclinical development. OCU200 is a novel fusion protein designed to treat severely sight-threatening diseases like DR, DME, and wet AMD. We are currently establishing a cGMP process for the production of clinical trial materials and executing pre-IND studies consistent with FDA discussions to support a Phase 1/2a clinical trial.

Overview of DR and DME
DR is a complication from diabetes arising from the over-accumulation of glucose, which can block blood vessels in the retina and cut off the blood supply, leading to damage to the blood vessels in the retina. DR is classified as two subtypes: non-proliferative DR and proliferative DR. Non-proliferative DR is the early-stage in which blood vessels are not able to grow, blood vessel walls weaken, and nerve fibers in the retina may swell. Proliferative DR is the advanced stage in which damaged blood vessels are closed off, leading to growth of new abnormal blood vessels in the retina. This growth of new abnormal blood vessels in the retina can lead to scar tissue, which can result in the detachment of the retina from the back of the eye.
Complications from DR could lead to DME. In DME, bulges can protrude from the vessel walls, leading to the leakage of fluid and blood into the retina. This leakage results in swelling, or “edema,” in the macula, which is a part of the retina. DME may occur at any stage of DR, but is more likely to occur later as the disease progresses. DME is the most common reason for vision loss for patients with DR.
DR and DME are the most common vision-threatening diseases occurring in diabetic patients. Approximately 7.7 million people are affected with DR and approximately 0.7 million with DME in the United States. The number of people affected by DR and DME is expected to increase as the number of diabetic patients increases, due to poor disease management and lifestyle-related changes. Currently there are limited treatment options available for DR and DME patients and a significant unmet need for the development of safe and effective therapies. Current first-line treatments for DR and DME include laser photocoagulation, use of anti-vascular endothelial growth factor ("VEGF") therapy, and corticosteroids, which are sub-optimally active in these patients. Anti-VEGF therapy does not work effectively in approximately 50% of DME patients.
Additionally, current therapies target only one pathway associated with DR and DME, either angiogenesis (development of new blood vessels) with anti-VEGF therapy or inflammation in case of corticosteroid therapy. The development of a therapeutic which targets multiple causative pathways of DR and DME, such as angiogenesis, oxidation, and inflammation, would offer a potential treatment option for all of these patients. We believe that OCU200 possesses unique characteristics to target these pathways and has the potential to offer better treatment options for all patients.
Overview of Wet AMD
OCU200 also has the potential to represent a superior treatment option for patients suffering from wet AMD. Most AMD cases begin as dry AMD and may progress towards the advanced “wet” form, which is characterized by penetration of abnormal blood vessels in the retina that leak fluid or blood into the macula. The result can be irreversible damage to photoreceptor cells and rapid, severe vision loss, particularly in the center of the field of vision, causing significant functional impairment. If left untreated, neovascularization in wet AMD patients typically results in significant vision loss and the formation of a scar under the macula. Wet AMD affects approximately 10-15% of AMD patients, but progresses more rapidly and is known to be responsible for approximately 90% of acute blindness.
AMD is a leading cause of blindness in people over the age of 65 in the United States and the European Union. The incidence of wet AMD increases substantially with age, and we expect that the number of cases of wet AMD will increase with the growth of the elderly population in the United States. It has been estimated that approximately 11 million patients in the United States have some form of AMD of which, approximately 1.1 million, or 10%, suffer from wet AMD. Approximately 0.2 million new cases of wet AMD are diagnosed each year in the United States.
Current FDA approved therapeutics for wet AMD include intravitreal injection of either ranibizumab or aflibercept, which target VEGF. Though treatments have been effective in mitigating the disease symptoms, clinical studies suggest substantial limitations remain. For example, a significant percentage of people do not respond to therapy and experience continuous deterioration of their vision. Additionally, the repeated use of anti-VEGF therapy becomes less effective over time. Between 30-50% of people affected by wet AMD continue to have fluid remain in the middle of the eye, also called the subretinal space, even after one to two years of treatment.
Given the above limitations of these existing treatments, we believe that a substantial unmet medical need exists for the treatment of DR, DME, and wet AMD.
OCU200 for the Treatment of DR, DME, and Wet AMD
OCU200 is being developed to treat severely sight-threatening diseases like DR, DME, and wet AMD. Patients affected by these diseases share common symptoms, such as blurriness in vision and continued vision loss through disease progression. The formation of fragile and leaky new abnormal blood vessels leads to fluid accumulation in and around the retina, causing vision damage.
OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin, that are already present normally in retinal tissues. OCU200 possesses unique features and is designed to enable it to efficiently target leaky blood vessels, regress the existing abnormal blood vessels, and inhibit the growth of new blood vessels in the retina and choroid. Tumstatin, which acts as an anti-VEGF, anti-inflammatory, and anti-oxidative agent, is the active component of OCU200. It binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin facilitates the targeted delivery of tumstatin into the retina and choroid and potentially helps increase the interaction between tumstatin and integrin receptors. OCU200 is designed to address the limitations of current therapies by targeting multiple mechanisms associated with ocular neovascularization and inflammation specifically focusing on non-responders to currently available treatment options.
OCU200 demonstrated potential therapeutic benefit in different animal models of neovascularization. In an animal model for DME and DR (oxygen-induced retinopathy in mice), OCU200, at a significantly lower dose (10 micrograms per eye), was comparable to existing approved anti-VEGF therapy (Eylea, 20 micrograms per eye) in preventing disease manifestation and progression (Figure 12). In animal models for wet AMD (laser induced choroidal neovascularization in mice and rats), OCU200 demonstrated comparable or slightly better activity compared to anti-VEGF control groups in preventing the formation and growth of new leaky blood vessels and subsequent disease symptoms (Figure 12).
Figure 12: OCU200 demonstrated efficacy in animal models for DR, DME, and Wet AMD.
COMPETITION
The biopharmaceutical industry is characterized by rapidly advancing technologies as well as a strong emphasis on intellectual property leading to a highly competitive environment for the development and commercialization of vaccines and therapeutic products. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. We face competition from many different sources, including from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. We plan to compete in the segments of the pharmaceutical, biotechnological, and other related markets with vaccines and therapies that have an acceptable safety profile and target commercially attractive indications.
We face, and will continue to face, intense competition from companies as well as institutions pursuing research and development of vaccines, technologies, drugs, or other therapies that would compete with COVAXIN, if authorized or approved in the United States and Canada. Our competitors have and may continue to develop and commercialize vaccines or effective therapies or other treatments for COVID-19 more rapidly or more effectively than us. The competitive landscape of COVID-19 vaccines and therapies has been rapidly developing since the beginning of the COVID-19 pandemic and includes competitors such as Pfizer Inc./BioNTech SE, Moderna, Inc., Johnson & Johnson/Janssen Biotech, Inc., AstraZeneca PLC,

Novavax, Inc., and Medicago Inc. The vaccine developed by Pfizer Inc./BioNTech SE has been granted BLA approval by the FDA for ages 16 years and older and has been granted EUA for ages five to 16 years. The vaccine developed by Moderna, Inc. has been granted BLA approval by the FDA for ages 18 years and older. The vaccine developed by Johnson & Johnson/Janssen Biotech has been granted EUA by the FDA for ages 18 years and older. Vaccines developed by Pfizer Inc./BioNTech SE, Moderna, Inc., Johnson & Johnson/Janssen Biotech, Inc., AstraZeneca PLC, Novavax, Inc., and Medicago Inc. have been authorized by Health Canada.
The development and commercialization of gene therapy and biologic products is highly competitive. We are aware of several companies focusing on gene therapies for various ophthalmic indications including Applied Genetic Technologies Corporation, Editas Medicine, Inc., IVERIC bio, Inc., MeiraGTx Holdings plc, Nanoscope Therapeutics, Inc., ProQR Therapeutics N.V., REGENXBIO Inc., Novartis AG, and Spark Therapeutics, Inc. Spark Therapeutics, Inc.'s product Luxturna, which is currently the only gene therapy approved to treat IRDs in the United States, addresses only RPE65 gene mutations. The RPE65 gene mutation represents just one of more than 175 mutations linked to RP and LCA. Companies that may compete with our OCU200 product candidate include F. Hoffmann-La Roche AG (Roche), Regeneron Pharmaceuticals, Inc., Graybug Vision, Inc., Kodiak Sciences Inc., and Novartis AG. F. Hoffmann-La Roche AG, Regeneron Pharmaceuticals, Inc., and Novartis AG have marketed anti-VEGF products.
Many of our competitors, either alone or with strategic partners, may have significantly greater financial resources to support research and development, manufacturing, preclinical studies, and clinical trials, as well as regulatory, commercialization, and marketing efforts. These organizations also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, patient registration for clinical trials, licensing or acquiring technologies necessary for our programs, and in our commercialization efforts if our product candidates are authorized or approved. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.
MANUFACTURING AND RAW MATERIALS
We utilize our in-house expertise and know-how as well as the expertise and know-how of our industry leading manufacturing partners to develop and scale up our manufacturing processes for both the clinical and commercial supply of our product candidates. We collaborate with our manufacturing partners to understand and establish controls for critical process parameters and critical quality attributes. Our in-house expertise includes personnel with extensive product development and commercialization experience who actively manage our manufacturing partners that produce products in our product candidate pipeline, including active involvement in the technology transfer process to our manufacturing partners. Our manufacturing partners, including Bharat Biotech, Jubilant HollisterStier, and CanSinoBIO, have state-of-the-art facilities with significant expertise in biopharmaceutical manufacturing.
Clinical and Commercial Supply of COVAXIN
Pursuant to the Covaxin Agreement with Bharat Biotech, we obtained an exclusive right and license to develop, manufacture, and commercialize COVAXIN for the Ocugen Covaxin Territory. In accordance with the Covaxin Agreement, Bharat Biotech has agreed to provide us with preclinical and clinical data and is in the process of transferring to us certain proprietary technology owned or controlled by Bharat Biotech that is necessary for the commercial manufacture and supply of COVAXIN to support commercial sale in the Ocugen Covaxin Territory, if authorized or approved. In June 2021, we selected Jubilant HollisterStier as our commercial manufacturing partner for COVAXIN and initiated the technology transfer process from Bharat Biotech to Jubilant HollisterStier for drug product manufacturing. We expect to complete qualification manufacturing runs at Jubilant HollisterStier by mid-2022. We also expect to enter into a master services agreement with Jubilant HollisterStier for the commercial manufacture of COVAXIN, if authorized or approved.
Additionally, we entered into the Development and Commercial Supply Agreement ("Supply Agreement") with Bharat Biotech in September 2021, pursuant to which Bharat Biotech will supply our clinical trial materials as well as supply certain drug product components for commercial manufacturing and will continue to supply finished drug product as necessary for the commercial supply of COVAXIN subsequent to a regulatory authorization or approval.
For more information about our partnership with Bharat Biotech, see “—License and Development Agreements—Co-Development, Supply and Commercialization Agreement with Bharat Biotech” and see Note 3 in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Clinical and Commercial Supply of OCU400 and OCU410
We are party to a co-development and commercialization agreement with CanSinoBIO with respect to the development and commercialization of OCU400 and OCU410 (the "CanSinoBIO Agreement"). The CanSinoBIO Agreement was originally entered into in September 2019 with respect to OCU400 and was subsequently amended in September 2021 to include OCU410. Pursuant to the CanSinoBIO Agreement, we and CanSinoBIO will collaborate on the development of OCU400 and OCU410 and CanSinoBIO will be responsible for the CMC development and manufacture of clinical supplies of such products and be responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize OCU400 and OCU410 in and for China, Hong Kong, Macau, and Taiwan (the “CanSinoBIO Territory”), and we maintain exclusive development, manufacturing, and commercialization rights with respect to OCU400 and OCU410 outside the CanSinoBIO Territory (the “Company Territory”).
We work with CanSinoBIO for the process development, manufacturing, testing, and release of drug products for use in pre-IND studies and clinical trials. We perform discovery and analytical development activities in our research and development lab. The partnership with CanSinoBIO enables us in completing manufacturing, with release of clinical trial materials in an expedited manner, and helps in mitigating the risk of delay that can be associated when working with highly competitive CDMOs that have long wait times with regard to gene therapy manufacturing. Although we rely on our partnership for manufacturing, we have personnel with extensive experience in cell and gene therapy manufacturing to oversee and guide the process and analytical development, scale-up, release, and stability testing at our partner site. We perform periodic audits of our manufacturing partner to confirm compliance with applicable regulation. We have successfully scaled-up production of OCU400 at 200L scale to manufacture and release clinical trial materials for use in our ongoing Phase 1/2 clinical trial.
For more information about our partnership with CanSinoBIO, see “—License and Development Agreements—Co-Development and Commercialization Agreement with CanSinoBIO" and see Note 3 in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Clinical Supply of OCU200
In October 2020, we entered into a manufacturing agreement with a CDMO for the manufacture of OCU200. Under the manufacturing agreement, our CDMO will manage all CMC and clinical manufacturing activities for OCU200. Our CDMO is also providing supplies for the pre-IND studies we are currently executing for OCU200. We have completed the technology transfer of manufacturing processes to the CDMO.
Manufacturing Site Letter of Intent
In January 2022, we entered into a non-binding letter of intent ("LOI") with Liminal Biosciences Inc. ("Liminal") for the acquisition of Liminal's manufacturing site in Belleville, Ontario, which assuming the completion of the acquisition, we intend to further develop and upgrade. Completion of the proposed transaction is subject to the finalization of due diligence investigations by us and Liminal, the negotiation and execution of definitive transaction agreements, and other customary closing conditions including certain funding requirements. COVAXIN would be the first product manufactured in the manufacturing site, if acquired. The manufacturing site also includes the potential for manufacturing of our modifier gene therapies. For more information about the non-binding LOI with Liminal, see Note 15 in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
LICENSE AND DEVELOPMENT AGREEMENTS
We are party to license and development agreements under which we license or co-own patents, patent applications, technical information, and other intellectual property for our product candidates: COVAXIN, OCU400, OCU410, and OCU200. Certain diligence and financial obligations are tied to these agreements. We consider the following agreements to be material to our business.
Co-Development, Supply and Commercialization Agreement with Bharat Biotech
We entered into the Covaxin Agreement with Bharat Biotech to co-develop COVAXIN for the Ocugen Covaxin Territory. The Covaxin Agreement was originally entered into in February 2021 with respect to the U.S. market and was subsequently amended in June 2021 to add rights to the Canadian market. In consideration of the expansion of the Ocugen Covaxin Territory to include Canada, we paid Bharat Biotech a non-refundable, upfront payment of $15.0 million in June 2021. We additionally agreed to pay Bharat Biotech $10.0 million within 30 days after the first commercial sale of COVAXIN in Canada.

Pursuant to the Covaxin Agreement, we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN in the Ocugen Covaxin Territory. In consideration of the license and other rights granted to us by Bharat Biotech, we and Bharat Biotech agreed to share any Operating Profits (as defined in the Covaxin Agreement) generated from the commercialization of COVAXIN in the Ocugen Covaxin Territory, with us retaining 45% of such Operating Profits, and Bharat Biotech receiving the balance of such Operating Profits.
Under the Covaxin Agreement, we are collaborating with Bharat Biotech to develop COVAXIN for our respective territories. Except with respect to manufacturing rights under certain circumstances as described below, we have the exclusive right and are solely responsible for researching, developing, manufacturing, and commercializing COVAXIN for the Ocugen Covaxin Territory. Bharat Biotech is responsible for researching, developing, manufacturing, and commercializing COVAXIN outside of the Ocugen Covaxin Territory.
Bharat Biotech has agreed to provide us with preclinical and clinical data, and to transfer to us certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the Ocugen Covaxin Territory, if authorized or approved.
In September 2021, we entered into the Supply Agreement with Bharat Biotech, pursuant to which Bharat Biotech will supply us with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of a technology transfer. Following the completion of a technology transfer, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for commercial manufacture and supply of COVAXIN subsequent to a regulatory authorization or approval. The technology transfer process from Bharat Biotech to Jubilant HollisterStier for drug product manufacturing has been initiated.
The Covaxin Agreement continues in effect for the commercial life of COVAXIN, subject to the earlier termination of the Covaxin Agreement in accordance with its terms. The Covaxin Agreement also contains customary representations and warranties made by us and Bharat Biotech and customary provisions relating to indemnification, limitation of liability, confidentiality, information and data sharing, and other matters. The Supply Agreement expires upon expiration of the Covaxin Agreement and may be earlier terminated by us or Bharat Biotech in the event of an uncured material breach or bankruptcy of the other party.
License Agreement with The Schepens Eye Research Institute, Inc.
In December 2017, we entered into an exclusive license agreement with SERI, which was amended in January 2021 (as so amended, the "SERI Agreement"). The SERI Agreement gives us an exclusive, worldwide, sublicensable license to patent rights, biological materials, and technical information for NHR genes NR1D1, NR2E3 (OCU400), RORA (OCU410), Nuclear Protein 1, Transcriptional Regulator ("NUPR1"), and Nuclear Receptor Subfamily 2 Group C Member 1 ("NR2C1"). The January 2021 amendment to the SERI Agreement additionally granted us rights in co-owned intellectual property pursuant to certain patent applications and provisional patent applications at the time of the amendment. Under the SERI Agreement, we may make, have made, use, offer to sell, sell, and import licensed products, and must use commercially reasonable efforts to bring one or more licensed products to market as soon as reasonably practicable.
The SERI Agreement requires us to pay licensing fees for patent rights granted, an annual license maintenance fee, payment of certain regulatory and commercial milestones in the aggregate amount of $16.1 million, and low single-digit percentage royalties on annual net sales of products that fall under the licensed patent rights.
SERI maintains control of patent preparation, filing, prosecution, and maintenance. We are responsible for SERI’s out-of-pocket expenses related to the filing, prosecution, and maintenance of the licensed patent rights. In the event that SERI decides to discontinue the prosecution or maintenance of the licensed patent rights, we have the right, but not the obligation, to file for, or continue to prosecute, maintain, or enforce such licensed patent rights. We have assumed prosecution of certain licensed patent rights under the SERI Agreement.
The SERI Agreement will expire on the expiration date of the last to expire licensed patent rights, subject to the earlier termination of the SERI Agreement in accordance with its terms. We may terminate the license upon 180 days’ prior written notice. SERI may immediately terminate the SERI Agreement if we cease to carry on our business with respect to the licensed patent rights, fail to make payments within thirty days of receiving a written notice of missed payment, fail to comply with our diligence obligations, default on our obligation to procure and maintain insurance, one of our officers is convicted of a felony related to the licensed products, we breach any material obligation of the agreement and do not cure such breach within 90 days, or if we become bankrupt or insolvent.

License Agreement with CanSinoBIO
We entered into the CanSinoBIO Agreement with CanSinoBIO with respect to the development and commercialization of our modifier gene therapy product candidates, OCU400 and OCU410. The CanSinoBIO Agreement was originally entered into in September 2019 with regards to OCU400, and was subsequently amended in September 2021 to include OCU410 in our existing collaboration with CanSinoBIO. Pursuant to the CanSinoBIO Agreement, we and CanSinoBIO will collaborate on the development of OCU400 and OCU410. CanSinoBIO will be responsible for the CMC development and manufacture of clinical supplies of such products and be responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize OCU400 and OCU410 in and for the CanSino Territory, and we maintain exclusive development, manufacturing, and commercialization rights with respect to OCU400 and OCU410 in the Company Territory.
CanSinoBIO will pay us an annual royalty between mid- and high-single digits based on Net Sales (as defined in the CanSinoBIO Agreement) of OCU400 and OCU410 in the CanSinoBIO Territory. We will pay to CanSinoBIO an annual royalty between low- and mid-single digits based on Net Sales of OCU400 and OCU410 in the Company Territory.
Unless earlier terminated, the CanSinoBIO Agreement will continue in force on a country-by-country and product-by-product basis until the later of (a) the expiration of the last valid claim of our patent rights covering OCU400 and OCU410 and (b) the tenth (10th) anniversary of the first commercial sale of OCU410 in such country. The CanSinoBIO Agreement will also terminate contemporaneously upon the termination of the SERI Agreement, provided that CanSinoBIO is not in breach or default of the CanSinoBIO Agreement. The CanSinoBIO Agreement may be terminated by either party in its entirety upon (a) a material or persistent breach of the CanSinoBIO Agreement by the other party, (b) a challenge by the other party or any of its affiliates of any intellectual property controlled by the terminating party, or (c) bankruptcy or insolvency of the other party.
License Agreement with University of Colorado
In March 2014, we entered into an exclusive license agreement with CU, which was amended in January 2017 and clarified by a letter of understanding in November 2017 (as so amended and clarified, the “CU Agreement”). The CU Agreement gives us an exclusive, worldwide, sublicensable license to patents for OCU200 to make, have made, use, import, offer to sell, sell, have sold, and practice the licensed products in all therapeutic applications. Under the CU Agreement, we must use commercially reasonable efforts to develop, manufacture, sublicense, market, and sell the licensed products and have assumed primary responsibility for preparing, filing, and prosecuting broad patent claims for OCU200 for CU's benefit. Further, we have assumed primary responsibility for all patent activities, including all costs associated with the perfection and maintenance of the patents for OCU200.
The CU Agreement requires the payment for certain regulatory milestones aggregating to $1.5 million, an annual minimum payment that began the third year after the effective date, low single-digit percentage earned royalties on net sales, and royalties in the mid-teens on sublicense income of OCU200.
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
INTELLECTUAL PROPERTY
Our success depends in part upon our ability to protect our core technologies and intellectual products. We have applied, obtained, and licensed patent protection for our product candidates. We intend to maintain and defend our intellectual property rights to protect our technology, inventions, processes, and improvements that are commercially important to the development of our business. There is no guarantee that any of our current or future intellectual property will advance the commercial success of our product candidates. There is also no guarantee patents will be issued or registered for any pending patent applications or patent applications that we may file in the future. Our commercial success also depends in part on our non-infringement of the patents and proprietary rights of third parties.
As of February 15, 2022, our patent portfolio included a total of eight issued patents in the United States, 38 issued or registered patents in foreign countries, three pending patent applications in the United States, and seven pending patent applications in foreign countries. Our issued or registered patents and pending patent applications include those licensed from SERI and CU. Certain pending patent applications cover multiple of our product candidates. Our intellectual property includes compositions of matter, methods of use, product candidates, and other proprietary technology. As of February 15, 2022, we had exclusive rights or owned rights to: (i) one issued U.S. patent, two pending U.S. patent applications, and three pending foreign patent applications related to OCU400; (ii) two pending U.S. patent applications and three pending foreign patent applications related to OCU410; and (iii) one issued U.S. patent, 25 issued or registered foreign patents, one pending U.S. patent application, and four pending foreign patent applications related to OCU200. Our current portfolio of issued patents in the U.S. and issued or registered patents in foreign countries related to OCU400 and OCU200 expire between 2032 and 2034. In February 2021, we entered into the Covaxin Agreement with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN in the United States. In June 2021, the Covaxin Agreement was subsequently amended to include rights to Canada. In some instances, we may need to license additional patents and trade secrets to commercialize our product candidates in certain territories.
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
GOVERNMENT REGULATION AND PRODUCT APPROVAL
Government authorities in the United States, at the federal, state, and local level, and in other countries including Canada, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, monitoring and reporting, labeling, advertising, promotion, distribution, marketing, sales, import, and export of biopharmaceutical and drug products such as those we are developing. In addition, labelers of biopharmaceutical and drug products (the entity owning the National Drug Code listed for a product) participating in Medicaid and Medicare are required to comply with mandatory price reporting, discounts, rebates, and other requirements. The processes for obtaining regulatory approvals in the United States and in foreign countries including Canada, along with compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.
FDA Regulation
In the United States, the FDA regulates biologics and drug products under the Federal Food, Drug, and Cosmetic Act ("FDCA") and its implementing regulations. In addition to the FDCA and its implementing regulations, biological products are regulated under the Public Health Service Act ("PHSA") and its implementing regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s Good Laboratory Practice ("GLP") regulations, applicable requirements for the human use of laboratory animals, such as the Animal Welfare Act ("AWA"), or other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin at U.S. clinical trial sites;
•approval by an Institutional Review Board ("IRB") for each clinical site, or centrally, before a clinical trial may be initiated at that site;
•adequate and well-controlled human clinical trials to establish the safety and efficacy, in the case of a drug product candidate, or safety, purity, and potency, in the case of a biological product candidate for its intended use, performed in accordance with Good Clinical Practices ("GCPs") and additional requirements for the protection of human research subjects and their health information;
•development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency in compliance with cGMP;
•submission to the FDA of a New Drug Application ("NDA"), in the case of a drug product candidate, or a BLA, in the case of a biological product candidate, including results of preclinical testing, detailed information about the CMC, and proposed labeling and packaging for the product candidate;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with cGMP, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutics’ identity, strength, quality, purity, and potency as well as satisfactory completion of an FDA inspection of selected clinical sites, selected clinical investigators to determine GCP compliance, and payment of user fees; and
•FDA review and approval of the NDA, or licensure of a BLA to permit commercial marketing for particular indications for use, including agreement on post-marketing commitments, if applicable.
Preclinical Studies and IND Submission
The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with GLP, the AWA, and other federal regulations and requirements. Prior to commencing the first clinical trial at a U.S. investigational site with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols, among other things, to the FDA as part of an IND. Some preclinical studies may continue even after the IND is in effect.
An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, notifies the applicant of safety concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may begin. Even after the IND has gone into effect and clinical testing has begun, the FDA may impose clinical holds on clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial, and we cannot be sure that once the trials have begun, issues will not arise that will suspend or terminate such studies. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.
Clinical Trials
Clinical trials involve the administration of the investigational product to human subjects (healthy volunteers or patients) under the supervision of qualified investigators. Clinical trials must be conducted in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as review and approval of the study by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND. If a product candidate is being investigated for multiple intended indications, separate INDs may also be required. In addition, an IRB at each study site participating in the clinical trial and/or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB is charged with protecting the welfare and rights of trial participants, and considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events or other significant safety information is found.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in-vitro testing and other sources that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. If the FDA issues a clinical hold halting a clinical trial, the agency must notify the

IND sponsor of the grounds for the hold. Any identified deficiencies must be resolved before the FDA will lift the hold and allow the clinical trial to begin or resume. There is no guarantee the FDA will ever lift a clinical hold once put in place. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the trial poses an unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities.
Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the NIH for public dissemination on its clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
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
•Phase 1—Studies are initially conducted in a small group of healthy human volunteers or subjects (e.g., 10 to 20 subjects) with the target disease or condition to test the product candidate for safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.
•Phase 2—Controlled studies are conducted in larger but still limited subject populations (e.g., a few hundred patients) with a specified disease or condition to evaluate preliminary efficacy, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.
•Phase 3—These adequate and well-controlled clinical trials are undertaken in expanded subject populations (e.g., several hundred to several thousand patients), generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product candidate for approval, to establish the overall risk-benefit profile of the product candidate, and to provide adequate information for the labeling of the product candidate. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, the FDA may approve an NDA or BLA based upon a single Phase 3 clinical study.
The FDA may also require, or companies may conduct, additional clinical trials for the same indication after a product is approved. These are referred to as Phase 4 studies and may be made a condition to be satisfied after approval. The results of Phase 4 studies can confirm or refute the effectiveness of a product candidate, and can provide important long-term safety information.
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

Marketing Application Submission, Review by the FDA, and Marketing Approval
Assuming successful completion of the required clinical and preclinical testing, the results of product development, including CMC, non-clinical studies, and clinical trial results, including negative or ambiguous results, as well as positive findings, are all submitted to the FDA, along with the proposed labeling, as part of an NDA, in the case of a drug, or BLA, in the case of a biologic, requesting approval to market the product for one or more indications. In most cases, the submission of a marketing application is subject to a substantial application user fee. These user fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in certain circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application. Product candidates that are designated as orphan products, which are further described below, are also not subject to application user fees unless the application includes an indication other than the orphan indication. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA or NDA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.
In addition, under the Pediatric Research Equity Act ("PREA"), a BLA or NDA or supplement to a BLA or NDA for a new active ingredient, indication, dosage form, dosage regimen, or route of administration, must contain data that is adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after the approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Orphan products are also exempt from the PREA requirements.
The FDA also may require submission of a risk evaluation and mitigation strategy ("REMS") to ensure that the benefits of the product candidate outweigh the risks. The REMS plan could include medication guides, physician communication plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools. An assessment of the REMS must also be conducted at set intervals. Following product approval, a REMS may also be required by the FDA if new safety information is discovered and the FDA determines that a REMS is necessary to ensure that the benefits of the product continue to outweigh the risks. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of products.
Once the FDA receives an application, it generally takes 60 days to review the NDA or BLA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. The FDA may refuse to review any application that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review.
Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act ("PDUFA"), the FDA has set the review goal of completing its review of 90% of all applications for new molecular entities within 10 months of the 60-day filing date. The FDA also has the review goal of completing its review of 90% of non-new molecular entity marketing applications within 10 months of the agency’s receipt of the application. These review goals are referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the sponsor otherwise provides substantial additional information or clarification regarding the submission.
The FDA may also refer certain applications to an advisory committee. Before approving a product candidate for which no active ingredient (including any ester or salt of an active ingredient) has previously been approved by the FDA, the FDA must either refer that product candidate to an external advisory committee or provide in an action letter a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. The FDA may also refer other product candidates to an advisory committee if the FDA believes that the advisory committee’s expertise would be beneficial. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
The FDA reviews applications to determine, among other things, whether a product candidate meets the agency’s approval standards and whether the manufacturing methods and controls are adequate to assure and preserve the product’s identity, strength, quality, potency, and purity. Before approving a marketing application, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a marketing application, the FDA will inspect one or more clinical trial sites to assure compliance with GCPs. To assure cGMP and GCP compliance, an applicant will incur significant expenditure of time, money, and effort in the areas of training, recordkeeping, production, and quality control.
After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter ("CRL"). A CRL indicates that the review cycle for the application is complete and the application is not ready for approval. It also describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. If a CRL is issued, the applicant may either: resubmit the marketing application addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of application resubmissions following a CRL in either two or six months of the resubmission date, depending on the kind of resubmission. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
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
For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved NDA or BLA are required to submit annual reports and keep extensive records to report certain adverse reactions and issues related to production to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for their products. Additionally, quality control and manufacturing procedures must continue to conform to cGMP regulations and practices, as well as the manufacturing conditions of approval set forth in the NDA or BLA. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive, and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the BLA), additional regulatory review and approval may be required.
Future FDA inspections may identify cGMP compliance issues at manufacturing facilities or at the facilities of third-party suppliers that may disrupt production or distribution or require substantial resources to correct and prevent recurrence of any deficiencies, and could result in fines or penalties by regulatory authorities. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action, including warning letters, fines, injunctions, civil penalties, license revocations, seizure, total or partial suspension of production or criminal penalties, any of which could delay or prohibit further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications.

Emergency Use Authorization
The FDA has the authority to grant an EUA to allow unapproved medical products, including vaccines, to be used in a public health emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. When issuing an EUA, the FDA imposes conditions of authorization, with which we must comply. Such conditions include, but may not be limited to, compliance with labeling, distribution of materials designed to ensure proper use, reporting obligations, and restrictions on advertising and promotion. The EUA is only effective for the duration of the public health emergency. Although the criteria of an EUA differ from the criteria for approval of an NDA or BLA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards and a number of ongoing compliance obligations. In addition, the FDA expects EUA holders to work toward submission of a full application, such as a BLA, as soon as possible. The FDA may revoke or terminate the EUA sooner if, for example, the holder of the EUA fails to comply with the terms of the EUA or the product is determined to be less efficacious or safe than it was initially believed to be. The FDA may revoke an EUA if there is a failure to comply with the conditions of authorization. There is no guarantee that our product candidates will meet the criteria for EUA.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity periods for both drugs and biologics, and also Orange Book listed patents in the case of drugs. Conditions for exclusivity include the FDA's determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform and report on the requested studies within the statutory timeframe.
Orphan Products
The Orphan Drug Act provides incentives for the development of products for rare diseases or conditions. Specifically, sponsors may apply for and receive ODD if a product candidate is intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 0.2 million individuals in the United States, or affecting more than 0.2 million individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States will be recovered from U.S. sales. ODD must be requested before submitting an NDA or BLA. Additionally, sponsors must present a plausible hypothesis for clinical superiority to obtain ODD if there is a product already approved by the FDA that is considered by the FDA to be the same and is intended for the same indication. This hypothesis must be demonstrated to obtain ODD exclusivity. If granted, prior to product approval, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical study costs, tax advantages, and certain user-fee waivers. The tax advantages, however, were limited in the 2017 Tax Cuts and Jobs Act. After the FDA grants ODD, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. ODD does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with ODD generally is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with ODD exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care. ODD exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.
Patent Term Restoration
If approved, drug and biologic products may also be eligible for periods of U.S. patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed 14 years from the product’s approval date. Subject to prior limitations, the period of extension is calculated by adding half of the time from the effective date of an IND to the initial submission of a marketing application, and all of the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The U.S. Patent and Trademark Office ("USPTO"), in consultation with the FDA, reviews and approves the application for patent term restoration.

Special FDA Expedited Review and Approval Programs
The FDA has various programs that are intended to expedite or simplify the process for the development and FDA review of certain product candidates that are intended for the treatment of serious or life threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new therapeutics to patients earlier than under standard FDA review procedures. These expedited programs include fast track designation, breakthrough therapy designation, priority review, accelerated approval, and regenerative medicine advanced therapy (“RMAT”) designation. Each of these programs has its own features and qualifying criteria. A sponsor must submit a request for fast track designation, breakthrough therapy designation, or priority review, which may or may not be granted by the FDA.
To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. If fast track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an application before the application is complete. This "rolling review" is available if the applicant provides and the FDA approves a schedule for the remaining information. Whether the FDA is able to commence its review of portions of an application, however, before receipt of the complete submission, depends on a number of factors. In some cases, a fast track product may be eligible for accelerated approval or priority review.
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
Under the provisions of the Food and Drug Administration Safety and Innovation Act, enacted in 2012, a sponsor can request designation of a product candidate as a "breakthrough therapy." A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for intensive guidance on an efficient development program beginning as early as Phase 1 trials, a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative and cross-disciplinary review, rolling review, and the facilitation of cross-disciplinary review.
Established under the 21st Century Cures Act, RMAT designation is a dedicated program designed to expedite the drug development and review processes for promising pipeline products, including genetic therapies. A regenerative medicine advanced therapy is eligible for RMAT designation if it is intended to treat, modify, reverse, or cure a serious or life threatening disease or condition, and preliminary clinical evidence indicates that the drug or therapy has the potential to address unmet medical needs for such disease or condition. Similar to breakthrough therapy designation, RMAT designation provides the benefits of intensive FDA guidance on efficient drug development, including the ability for early interactions with FDA to discuss surrogate or intermediate endpoints, potential ways to support accelerated approval and satisfy post-approval requirements, potential priority review of a BLA, and other opportunities to expedite development and review.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-approval Requirements
Any products manufactured or distributed pursuant to FDA approvals are subject to extensive and continuing regulation by the FDA, including, among other things, requirements related to manufacturing, recordkeeping, and reporting, including adverse experience reporting, deviation reporting, shortage reporting, and periodic reporting, product sampling and distribution, advertising, marketing, promotion, certain electronic records and signatures, and post-approval obligations imposed as a condition of approval, such as Phase 4 clinical trials, REMS, and surveillance to assess safety and effectiveness after commercialization.
After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual program user fee requirements for approved products, excluding orphan products. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMP and other requirements. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may undertake regulatory enforcement action, withdraw product approvals, require label modifications, or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
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
The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Biopharmaceutical companies, however, are required to promote their products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act ("FCA"), exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts. In addition, newly discovered or developed safety or efficacy data may require changes to a product's approved labeling, including the addition of new warnings and contraindications.
In addition, the distribution of prescription biopharmaceutical samples is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of samples at the federal level. Both the PDMA and state laws limit the distribution of prescription biopharmaceutical product samples and impose requirements to ensure accountability in distribution. Free trial or starter prescriptions provided through pharmacies are also subject to regulations under the Medicaid Drug Rebate Program ("MDRP") and potential liability under anti-kickback and false claims laws.
Moreover, the Drug Quality and Security Act imposes obligations on sponsors of biopharmaceutical products related to product tracking and tracing. Among the requirements of this legislation, sponsors are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by sponsors is also required to be done electronically. Sponsors must also verify that purchasers of the sponsors’ products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biopharmaceutical product supply chain, such as distributors and dispensers, as well as certain sponsor licensees and affiliates.
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
Gene therapy products are also subject to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, which require, among other things, that trials involving recombinant or synthetic nucleic acid molecules be reviewed by an Institutional Biosafety Committee ("IBC"). The IBC reviews, approves, and supervises research involving recombinant or synthetic nucleic acid molecules.
In addition to the regulations discussed above, there are a number of additional standards that apply to clinical trials involving the use of gene therapy. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider during product development that relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a prolonged period of time.
Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations
Our business activities, including but not limited to, research, marketing, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare and Medicaid Services ("CMS") and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below, as well as state and federal consumer protection and unfair competition laws. Moreover, to the extent that we license the right to sell our product candidates, if approved, to another entity under that entity’s labeler code, the licensee would have regulatory responsibilities, including healthcare, reimbursement, pricing, and reporting regulatory responsibilities.
The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging for the furnishing of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term "remuneration" has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical industry members on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of a federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act of 2010, as amended (the "ACA"), modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil FCA.
The federal civil FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil FCA has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product’s label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payors have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA actions may be brought by the government or may be brought by private individuals on behalf of the government, called "qui tam" actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, since 2004, FCA lawsuits against biopharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil FCA liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction or civil judgment for violating the FCA may result in exclusion from federal health care programs, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.
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
Payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires the product’s labeler to submit certified pricing information to CMS. The Medicaid Drug Rebate statute requires labelers, as a condition of payment by Medicaid, to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics, to pay quarterly rebates on prescriptions paid by Medicaid, and to provide a discount based on the Medicaid rebate percentage to certain hospitals and clinics under the 340B program. For most therapeutics paid under Medicare Part B, labelers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. In addition, therapeutics covered by Medicaid are subject to an additional inflation penalty which can substantially increase rebate payments. For products approved under a BLA (including biosimilars) or an NDA, the Veterans Health Care Act ("VHCA") requires labelers, as a condition of payment by Medicaid, to calculate and report to the Veterans Administration ("VA") a different price called the Non-Federal Average Manufacturing Price, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price ("FCP"). Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense statute and regulation requires labelers to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program, the health care program for military personnel, retirees, and related beneficiaries. All of these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.
The VHCA also requires labelers of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at FCP. This necessitates compliance with applicable federal procurement laws and regulations, including submission of commercial sales and pricing information, and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires labelers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the labelers’ reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance and adjudicate overcharge claims against labelers by the purchasing entities.
The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") also created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, a healthcare benefit program, regardless of whether the payor is public or private, in connection with the delivery or payment for health care benefits, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of certain of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.
The ACA further created new federal requirements for reporting, by applicable drug manufacturers of covered therapeutics, payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members, including the Physician Payments Sunshine Act.
Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and its respective implementing regulations imposes certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information, known as protected health information. Among other things, HITECH, through its implementing regulations, makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorney generals new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.
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

If our operations are found to be in violation of any of the laws or regulations described above or any other applicable laws, we may be subject to penalties or other enforcement actions, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Enforcement actions can be brought by federal or state governments, or as "qui tam" actions brought by individual whistleblowers in the name of the government under the civil FCA if the violations are alleged to have caused the government to pay a false or fraudulent claim.
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
In the United States, the EU, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be and sometimes at or below the provider’s acquisition cost. In the United States, it is also common for government and private health plans to use coverage determinations to leverage rebates from labelers in order to reduce the plans’ net costs. These restrictions and limitations influence the purchase of healthcare services and products and lower the realization on labelers’ sales of prescription therapeutics. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific therapeutic products on an approved list, or formulary, which might not include all of the FDA approved products for a particular indication or might impose high copayment amounts to influence patient choice. Third-party payors also control costs by requiring prior authorization or imposing other dispensing restrictions before covering certain products and by broadening therapeutic classes to increase competition. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Absent clinical differentiators, third-party payors may treat products as therapeutically equivalent and base formulary decisions on net cost. To lower the prescription cost, labelers frequently rebate a portion of the prescription price to the third-party payors. Recently, purchasers and third-party payors have begun to focus on value of new therapeutics and sought agreements in which price is based on achievement of performance metrics.
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
Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, biopharmaceutical coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third-party payors.
As a result of the above, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective, or the rebate percentages required to secure coverage may not yield an adequate margin over cost. Additionally, companies are increasingly finding it necessary to establish bridge programs to assist patients with access to new therapies during protracted initial coverage determination periods.
Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved or that significant price concessions will not be required to avoid restrictive conditions. High health plan co-payment requirements may result in patients refusing prescriptions or seeking alternative therapies. Additionally, where a new indication has been approved for a drug or biologic previously approved under a different NDA or BLA, health plans may cover off-label use of the original drug, even if it cannot be marketed for the new indication. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in therapeutic development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.
Healthcare Reform Measures
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.
In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.
The ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the ACA expanded manufacturers’ rebate liability under the MDRP by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of average manufacturer prices ("AMP"), which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. On February 1, 2016, CMS issued final regulations to implement the changes to the MDRP under the ACA. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the ACA.
The ACA has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire ACA. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.
Other legislative changes have been proposed and adopted since passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. The Bipartisan Budget Act of 2018 (the "BBA") retained the federal budget "sequestration" Medicare payment reductions of 2%, and extended it through 2027 unless congressional action is taken, and also increased labeler responsibility for prescription costs in the Medicare Part D coverage gap. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further legislative and regulatory changes under the ACA remain possible, although the Biden Administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the Trump administration and would advocate for legislation to build on the ACA. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on our business and other biopharmaceutical companies.
The ACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Furthermore, the law requires manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the "donut hole." The BBA, among other things, amended the ACA, effective January 1, 2019, to close the donut hole by increasing from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.
The ACA also expanded the Public Health Service’s 340B drug pricing program. As noted above, the 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B "ceiling price" for the manufacturer’s covered outpatient drugs. The ACA expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers, and sole community hospitals, each as defined by the ACA. Because the 340B ceiling price is determined based on AMP and Medicaid drug rebate data, revisions to the Medicaid rebate formula and AMP definition could cause the required 340B discounts to increase.
Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for pharmaceutical products.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act ("FCPA") prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and suspension and debarment from government contracts, and refusal of orders under existing government contracts.
Health Canada
Health Canada is the Canadian federal authority that regulates, evaluates, and monitors the safety, effectiveness, and quality of drugs, medical devices, and other therapeutic products available to Canadians. Health Canada’s regulatory process for review, approval, and regulatory oversight of products is similar to the regulatory process conducted by the FDA. To initiate clinical testing of a drug candidate in human subjects in Canada, a Clinical Trial Application ("CTA") must be filed with and approved by Health Canada. In addition, all federally regulated trials must be approved and monitored by research ethics boards ("REB"). The REB studies and approves study-related documents and monitors trial data.
Prior to being given market authorization for a drug product, a manufacturer must present substantive scientific evidence of a product’s safety, efficacy, and quality as required by the Food and Drugs Act and its associated regulations, including the Food and Drug Regulations ("FDR"). This information is usually submitted in the form of an NDS. Health Canada reviews the submitted information, sometimes using external consultants and advisory committees, to evaluate the potential benefits and risks of a drug. If after the review, the conclusion is that the patient benefits outweigh the risks associated with the drug, the drug is issued a Drug Identification Number (“DIN”), followed by a Notice of Compliance (“NOC"), which permits the market authorization holder (i.e., the NOC and DIN holder) to market the drug in Canada. Drugs granted an NOC may be subject to additional post-market surveillance and reporting requirements.
All establishments engaged in the fabrication, packaging/labeling, importation, distribution, and wholesale of drugs and operation of a testing laboratory relating to drugs are required to hold a Drug Establishment License ("DEL") to conduct one or more of the licensed activities unless expressly exempted under the FDR. The basis for the issuance of a DEL is to ensure the facility complies with cGMP as stipulated in the FDR and as determined by cGMP inspection conducted by Health Canada. An importer of pharmaceutical products manufactured at foreign sites must also be able to demonstrate that the foreign sites comply with cGMP, and such foreign sites are included on the importer’s DEL.
Regulatory obligations and oversight will continue to follow after the initial market approval of a pharmaceutical product. For example, every market authorization holder must report any new information received concerning adverse drug reactions, including timely reporting of serious adverse drug reactions that occur in Canada and any serious unexpected adverse drug reactions that occur outside of Canada. The market authorization holder must also notify Health Canada of any new safety and efficacy issues that it becomes aware of after the launch of a product.
The Canadian regulatory approval requirements for new drugs outlined above are similar to those of other major pharmaceutical markets. While the testing carried out in Canada is often acceptable for the purposes of regulatory submissions in other countries, individual regulatory authorities may request supplementary testing during their assessment of any submission. Therefore, the clinical testing conducted under Health Canada's regulation may not be accepted by regulatory authorities outside Canada.

Regulation Outside of the United States and Canada
In addition to regulations in the U.S. and Canada, we may be subject to a variety of regulations in foreign jurisdictions that govern, among other things, clinical trials and any commercial sales and distribution of our products, if approved, either directly or through our distribution partners. Whether or not we obtain FDA or Health Canada approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing and sale of the product in those countries. The foreign regulatory approval process includes all of the risks associated with the FDA and Health Canada approval processes described above, and the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA or Health Canada approval. Some foreign jurisdictions have a drug product approval process similar to that in the U.S. or Canada, which requires the submission of a CTA much like the IND prior to the commencement of clinical studies. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. To obtain regulatory approval of a therapeutic product candidate under EU regulatory systems, we would be required to submit a Marketing Authorisation Application, which is similar to the NDA, except that, among other things, there are country-specific documentation requirements. For countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, and recently the United Kingdom, the requirements governing the conduct of clinical trials, product approval, pricing, and reimbursement vary from country to country. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in other countries. Moreover, some nations may not accept clinical studies performed for U.S. approval to support approval in their countries or require that additional studies be performed on natives of their countries. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. Resulting prices could be insufficient to generate an acceptable return to us or any future partner of ours. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
HUMAN CAPITAL
As of February 15, 2022, we had 56 employees, all of which were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.
Investing in, developing, and maintaining human capital is critical to our success. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, including COVID-19 safety protocols, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity, as further detailed below.
Compensation, Benefits, and Development
We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, and a robust employment package that promotes well-being across all aspects of our employees’ lives, including health care, retirement planning, and paid time off. As part of our promotion and retention efforts, we also invest in the ongoing development of our employees through our internal training programs and individualized performance plans, including yearly goals and objectives and other developmental milestones.
Diversity and Inclusion
We value the diversity of our employees and take pride in our commitment to diversity and inclusion across all levels of our organizational structure and with respect to our board of directors. We continue to focus on expanding our commitment to diversity and inclusion across our entire workforce, including working with managers to develop strategies for building diverse teams and promoting the advancement of employees from diverse backgrounds.
CORPORATE INFORMATION
We were originally incorporated as a Massachusetts corporation in 2000 under the name Histogenics Corporation ("Histogenics") and underwent a corporate reorganization in 2006, pursuant to which we were reincorporated as a Delaware corporation. On September 27, 2019, we completed a reverse merger (the "Merger") with Ocugen OpCo, Inc. ("OpCo") in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 5, 2019, by and among

OpCo, Restore Merger Sub, Inc., our wholly owned subsidiary ("Merger Sub"), and us, as amended, pursuant to which Merger Sub merged with and into OpCo, with OpCo surviving as our wholly owned subsidiary. Immediately after the completion of the Merger, we changed our name to Ocugen, Inc. and the business previously conducted by OpCo became the business conducted by us. Our common stock trades on The Nasdaq Capital Market ("Nasdaq") under the symbol "OCGN."
Our principal office is located at 263 Great Valley Parkway, Malvern, Pennsylvania 19355, and our telephone number is (484) 328-4701. Our website address is www.ocugen.com. Our website and the information contained on, or that can be accessed through, our website shall not be deemed to be incorporated by reference in, and is not considered part of this Annual Report. You should not rely on any such information in making your decision whether to purchase our common stock.
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

Item 1A.    Risk Factors.
Risk Factors Summary
Investing in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks and uncertainties described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:
•We have incurred significant losses from operations and negative cash flows from operations since our inception. We may incur losses over the next several years and may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern absent obtaining significant additional funding.
•We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
•Raising additional capital may cause dilution to stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•We are substantially dependent on the success of our product candidates, and in particular, COVAXIN, which is in a later stage of development than our other product candidates. We cannot guarantee that our product candidates will successfully complete development, receive regulatory authorization or approval, or be successfully commercialized.
•COVAXIN has been evaluated by Bharat Biotech in a Phase 3 clinical trial in India in adults, who were healthy or had stable chronic medical conditions ages 18 and older, and approved for EUL by the WHO. We will need to conduct a Phase 2/3 immuno-bridging and broadening clinical trial and a safety-bridging clinical trial to support a BLA submission for COVAXIN for adult use in the United States. We may be unable to successfully produce and commercialize a vaccine that effectively and safely treats the virus in a timely manner, if at all, and ultimately may be unable to obtain regulatory approval for adult use in the United States.
•We have obtained the rights to develop and commercialize COVAXIN in Canada and we have completed a rolling submission to Health Canada for COVAXIN. We have been provided with a NOD from Health Canada regarding our NDS submission. We have responded to and provided proposed resolutions for the deficiencies included in the NOD but there is no guarantee that Health Canada will accept our proposed resolutions. We have no experience in obtaining marketing approval for, or commercializing products in Canada.
•We have submitted an EUA application to the FDA for COVAXIN for pediatric use. The FDA may not grant us the EUA for pediatric use, and, even if they do, absent supplemental BLA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates, and, prior to that time, we would face significant competition from other pharmaceutical and biotechnology companies, and may not be able to compete effectively.
•The ongoing COVID-19 pandemic and actions taken in response to it may result in disruptions to our business operations, which would have a materially adverse effect on our business, financial position, operating results, and cash flows.
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
•We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•We have no prior experience in the marketing, sale, and distribution of pharmaceutical or biologic products and there can be no assurance that our products, if authorized or approved, will be successfully commercialized.
•We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations. Our operating results will suffer if we fail to compete effectively.
•We have selected a manufacturing partner for COVAXIN, if authorized or approved, to provide commercial supply for the United States and Canada. We may still encounter difficulties with respect to the manufacturing of COVAXIN, including with respect to our third-party manufacturers, which could impair our ability to commercialize COVAXIN, if authorized or approved. Further, if we encounter difficulties in negotiating commercial manufacturing and supply agreements with third-party manufacturers and suppliers of our other product candidates or any product components, our ability to commercialize our other product candidates, if approved, would be impaired.
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

Risks Related to Our Financial Position and Capital Requirements
We have incurred significant losses from operations and negative cash flows from operations since our inception. We may incur losses over the next several years and may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern absent obtaining significant additional funding.
Since inception, we have incurred significant net losses and may continue to incur net losses in the future. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months from the date of the consolidated financial statements included in this Annual Report on Form 10-K. As a result, our independent public accounting firm included an explanatory paragraph regarding the same in its report to this Annual Report on Form 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future as a result.
We have not generated significant revenue to date and have funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. We incurred net losses of approximately $58.4 million, $21.8 million, and $20.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $131.7 million and a cash, cash equivalents, and restricted cash balance of $95.1 million. This amount will not meet our capital requirements over the next 12 months. Based on this estimate, we will need to raise significant additional capital in order to fund our future operations. We have based this estimate on assumptions that may prove to be wrong, and our operating and capital requirements may change as a result of many factors currently unknown to us.
There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. Further, the perception that we may not be able to continue as a going concern may cause others to choose not to do business with us due to concerns about our ability to meet our contractual obligations.
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
We anticipate that our expenses will increase substantially in 2022 as compared to 2021 as we prepare for the potential commercialization of COVAXIN in the U.S. and Canada, conduct a Phase 2/3 immuno-bridging and broadening clinical trial and a safety-bridging clinical trial evaluating COVAXIN for ages 18 years and older, continue our human clinical trials with respect to OCU400, and continue development of OCU410 and OCU200. Our expenses will increase as a result of increased headcount, including management personnel to support our research and development and clinical activities, expanded infrastructure, and increased insurance premiums, among other factors.
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
•expand our operational, financial, and management systems and increase personnel, including personnel to support our clinical development, manufacturing, and commercialization efforts, and our operations as a public company;
•hire additional clinical, quality control, and scientific personnel;
•acquire other companies, products, product candidates, or technologies, or in-license the rights to other products, product candidates, or technologies; and
•develop, maintain, expand, and protect our intellectual property portfolio.
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue that is sufficient to achieve profitability unless and until we obtain an EUA or marketing approval for and commercialize one of our product candidates. Our product candidates are in various stages of preclinical and clinical development and it is unknown whether our near-term efforts to obtain an EUA in the United States or NDS approval in Canada may be successful or whether additional preclinical, clinical, or manufacturing data may be needed before we obtain regulatory authorization or approval for any candidate, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become profitable or inability to remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, continue or undertake commercialization efforts, diversify our product offerings, or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
We have no history of commercializing pharmaceutical products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are a clinical-stage biopharmaceutical company and investment in biopharmaceutical product development is a highly speculative endeavor. Biopharmaceutical product development entails substantial upfront capital expenditures and there is significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, to gain any required regulatory authorizations or approvals or to become commercially viable. To date, our operations have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, and developing our product candidates. We have not yet demonstrated an ability to obtain marketing approvals, manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
We expect to devote substantial financial resources to our ongoing and planned product development activities, particularly as we continue the development of and seek EUA or marketing approval for our product candidates, including COVAXIN in the United States (including the clinical trials necessary to support a BLA submission for the adult population) and Canada (subject to the deficiencies included in the NOD being resolved), as well as OCU400, OCU410, OCU200, and any potential future product candidates. As of December 31, 2021, we had cash, cash equivalents, and restricted cash of approximately $95.1 million. This amount will not meet our capital requirements over the next 12 months. Based on this estimate, we will need to raise significant additional capital in order to fund our future operations. We have based this estimate on assumptions that may prove to be wrong, and our operating and capital requirements may change as a result of many factors currently unknown to us.
Conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete. We cannot predict when we will be able to generate the necessary data or results required to obtain regulatory authorization or approval of products with the market potential sufficient to enable us to achieve profitability, if ever. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Our future capital requirements will depend on many factors, including:
•the progress, costs, and results of any clinical trials for our product candidates, and any clinical activities for the regulatory review of our product candidates;
•the costs, timing, and outcome of regulatory review of our preclinical product candidates;
•the costs and timing of process development and manufacturing scale-up activities associated with our product candidates, if we receive, or expect to receive, an EUA or marketing approval;
•the costs of commercialization activities for our product candidates if we receive, or expect to receive, an EUA or marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;
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
•the extent to which we in-license or acquire rights to other products, product candidates, or technologies; and the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against any intellectual property-related claims.
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
We will need additional funding in order to enable us to successfully develop COVAXIN, and such funding may not be available on acceptable terms, or at all. The commitment of substantial resources to this program entails additional risks.
We will need additional funding in order to enable us to successfully develop and obtain authorization or approval for COVAXIN in the United States (including the clinical trials necessary to support a BLA submission for the adult population) and Canada (subject to the deficiencies included in the NOD being resolved), and have sufficient capacity to manufacture, commercialize, and distribute COVAXIN, if the clinical trials are successful and COVAXIN is authorized for pediatric use by the FDA or approved for adult use by the FDA or Health Canada. Such funding may not be available on acceptable terms, or at all. Moreover, our commitment of substantial financial resources and personnel to the joint development of a vaccine candidate entails additional risks. In particular, this commitment may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate. The U.S. or Canadian markets may also become saturated by authorized or approved COVID-19 vaccines before we are able to receive approval in Canada or, with respect to the U.S. market, conduct our BLA submission supporting clinical trials and and obtain authorization or approval for COVAXIN, which could limit or altogether eliminate the potential for revenues from the sales of COVAXIN in the United States or Canada. In addition, there is no guarantee that our clinical trials will be successful or that our vaccine candidate will be authorized or approved by the FDA or Health Canada.

Raising additional capital may cause dilution to stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
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
Our management will have broad discretion in the use of the net proceeds from our capital raises, including our February 2022 public offering, and may not use them effectively.
Our management will have broad discretion in the application of the net proceeds from our capital raises (our “Capital Raises”), including our February 2022 public offering, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. Pending their use, we may invest the net proceeds from our Capital Raises in short-term, investment-grade, interest-bearing instruments and U.S. government securities. These temporary investments are not likely to yield a significant return.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.
As of December 31, 2021, we had $1.5 million of outstanding principal borrowings under a Loan Agreement (the "EB-5 Loan Agreement") with EB5 Life Sciences, L.P. ("EB-5 Life Sciences"), which we are required to repay on the seventh anniversary of the date of the last disbursement under the EB-5 Loan Agreement (unless terminated earlier pursuant to the terms of the EB-5 Loan Agreement). Our obligations under the EB-5 Loan Agreement are secured by substantially all of our assets other than our intellectual property. We could in the future incur additional indebtedness beyond our borrowings under the EB-5 Loan Agreement.
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
•subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing (for instance, the EB-5 Loan Agreement includes restrictive covenants related to, among other things, the disposition of our property, the incurrence by us of any additional indebtedness, and the creation by us of any liens or other encumbrances); and
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.
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
We have incurred significant net operating losses since our inception. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $184.4 million and $183.1 million, respectively. If we are unable to use carryforward tax losses to reduce our future taxable income and liabilities in our business, our results of operations and financial condition may be adversely affected.
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
Recent and any potential future U.S. tax legislation may materially adversely affect our financial condition, results of operations, and cash flows.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”), adopting elements of a territorial tax system, imposing a one-time transition tax, or repatriation tax, on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Furthermore, it is also possible that there will be technical corrections or other legislation proposed with respect to the tax reform legislation, the effect of which cannot be predicted and may be adverse to us or our stockholders.
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
Risks Related to Our Business and the Development of Our Product Candidates
We are substantially dependent on the success of our product candidates, and in particular, COVAXIN, which is in a later stage of development than our other product candidates. We cannot guarantee that our product candidates will successfully complete development, receive regulatory authorization or approval, or be successfully commercialized.
We have invested a significant portion of our efforts and financial resources in the development of our product candidates, and in particular, COVAXIN. We believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully obtain regulatory authorization or approval for, and successfully commercialize, COVAXIN. Notwithstanding such investment, we currently have no products approved for commercial distribution and we generate no revenues from sales of any products. Our business and our ability to generate revenues in the near term depends entirely on the successful development and commercialization of our product candidates, and in particular, COVAXIN, which may never occur. If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions, or decisions related to COVAXIN do not meet our or others’ expectations, the market price of our common stock could decline significantly.
Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected or unacceptable adverse events or failure to demonstrate efficacy in clinical trials. Further, our product candidates may not receive regulatory authorization or approval even if they are successful in clinical trials, and our product candidates may not be successfully commercialized even if they receive regulatory authorization or approval.
Our product candidates are in various stages of development ranging from preclinical development to late-stage clinical development.
The success of our product candidates and our ability to generate revenues from our product candidates will depend on many factors including our ability to:
•complete and obtain favorable results from our clinical trials and preclinical studies with respect to our product candidates;
•apply for and receive authorization or marketing approval from the applicable regulatory authorities;
•receive regulatory approval for claims that are necessary or desirable for successful marketing;
•receive approval for our manufacturing processes and third-party manufacturing facilities from the applicable regulatory authorities;
•recruit and enroll qualified patients for clinical trials with respect to our product candidates in a timely manner;
•expand and maintain a workforce of experienced scientists and others with experience in relevant technologies to continue to develop our product candidates;
•hire, train, and deploy marketing and sales representatives or contract with a third-party for marketing and sales representatives to commercialize product candidates in the United States and Canada;
•launch and create market demand for our product candidates through marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
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
•pursue partnerships with, or offer licenses to, qualified third parties to promote and sell product candidates in domestic and key foreign markets where we receive authorization or marketing approval;
•develop our product candidates for additional indications or for use in broader patient populations;
•maintain patent and trade secret protection and regulatory exclusivity for our product candidates;
•qualify for, identify, register, maintain, enforce, and defend intellectual property rights and claims covering our products and intellectual property portfolio; and not infringe on others’ intellectual property rights.
To the extent we are not able to do any of the foregoing, our business may be materially harmed. If we do not receive FDA or Health Canada authorization or approval for, and successfully commercialize our product candidates, we will not be able to generate revenue from these product candidates in the United States or Canada in the foreseeable future or at all.
COVAXIN has been evaluated by Bharat Biotech in a Phase 3 clinical trial in India in adults, who were healthy or had stable chronic medical conditions ages 18 and older, and approved for EUL by the WHO. We will need to conduct a Phase 2/3 immuno-bridging and broadening clinical trial and a safety-bridging clinical trial to support a BLA submission for COVAXIN for adult use in the United States. We may be unable to successfully produce and commercialize a vaccine that effectively and safely treats the virus in a timely manner, if at all, and ultimately may be unable to obtain regulatory approval for adult use in the United States.
COVAXIN has moved rapidly through the regulatory review process for emergency use in India. However, we cannot predict the speed at which we will be able to obtain regulatory marketing approval for adult use for COVAXIN in the United States, if at all. In February 2021, we entered into the Covaxin Agreement with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN, a whole-virion inactivated COVID-19 vaccine candidate, in the United States, its territories and possessions. Our development efforts with respect to the U.S. market are in their initial stages and uncertain. The FDA indicated that it did not anticipate reviewing and processing an EUA application for the adult population for COVAXIN, and recommended that we consider submitting a BLA for COVAXIN, rather than seeking an EUA. Subsequently, we submitted an IND application to initiate a Phase 2/3 immuno-bridging and broadening clinical trial for COVAXIN to support a BLA submission, which was placed on clinical hold. The clinical hold on our IND application was lifted in February 2022, which allows us to initiate our Phase 2/3 immuno-bridging and broadening clinical trial for COVAXIN when we are able to. Subject to discussions with the FDA, we plan to initiate a safety-bridging clinical trial in the first half of 2022. Subject to the foregoing, we anticipate submitting a BLA with the FDA near the end of 2022.
These additional clinical trials will need to be conducted in the United States to support the BLA submission. There can be no assurances that the results of any clinical trials we may conduct will resemble the results obtained by Bharat Biotech in their Phase 3 clinical trial in India. In addition, it is unclear whether and to what extent the FDA will allow us to rely on clinical trial data generated by Bharat Biotech in India. Any results from further clinical testing by Bharat Biotech or by us may raise new questions and require us to redesign planned clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s analysis of any clinical data may differ from our interpretation and the FDA may require that we conduct additional analysis or trials. Further, ongoing clinical testing by Bharat Biotech and administration by Bharat Biotech under emergency use authorization in India may demonstrate that the vaccine candidate is less effective than currently believed, including against new or emerging variants, or has an unacceptable safety profile, which would have a negative impact on our development efforts in the United States.
The clinical trials to be used as the basis for a BLA submission must meet certain criteria related to trial participant demographics and manufacturing standards. We are currently evaluating the nature of the activities we will have to undertake in order to develop and commercialize COVAXIN. BLA approval will entail a lengthier development process than an EUA pathway for COVAXIN. Moreover, evolving or changing plans or priorities at the FDA, including changes based on new knowledge of COVID-19, the effectiveness of other available vaccines for COVID-19, the extent to which the U.S. population has been vaccinated or obtained natural immunity, emerging variants of SARS-CoV-2, and how the new variants of the disease affect the human body, may significantly affect the regulatory development and timeline for COVAXIN in the United States.
We have obtained the rights to develop and commercialize COVAXIN in Canada and we have completed a rolling submission to Health Canada for COVAXIN. We have been provided with a NOD from Health Canada regarding our NDS submission. We have responded to and provided proposed resolutions for the deficiencies included in the NOD but there is no guarantee that Health Canada will accept our proposed resolutions. We have no experience in obtaining marketing approval for, or commercializing products in Canada.
In June 2021, we entered into an amendment to the Covaxin Agreement with Bharat Biotech that provided us with the rights to develop and commercialize COVAXIN in Canada. In order to market and sell COVAXIN in Canada, we must obtain marketing approval for COVAXIN from Health Canada and must comply with that agency’s regulatory requirements. Health Canada regulates the testing, manufacture, labeling, marketing, and sale of pharmaceutical products in Canada. Effective September 16, 2020, COVID-19 vaccine products in Canada were being evaluated for approval under the Interim Order. The Interim Order provided temporary regulatory tools to expedite the approval of drugs and vaccines developed for the treatment of COVID-19. In July 2021, we announced we had completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which permits companies to submit safety and efficacy data and information as they become available, was recommended and accepted under the Interim Order and transitioned to an NDS for COVID-19. We are in discussions with Health Canada regarding our NDS submission for COVAXIN. In December 2021, we were provided with a NOD from Health Canada regarding our NDS submission. Health Canada requested further analyses of the COVAXIN preclinical and clinical data, as well as additional information regarding CMC. We have responded to and provided proposed resolutions for the deficiencies included in the NOD. Our responses are currently under review by Health Canada. While we believe that we provided sufficient resolution for the deficiencies raised by the NOD, there can be no guarantee that Health Canada will accept our proposed resolutions.

Generally, the approval process under an NDS in Canada includes all of the risks associated with obtaining BLA approval from the FDA. The clinical trials of COVAXIN conducted by Bharat Biotech in India may not be sufficient to support an application for marketing approval in Canada. Accordingly, seeking Canadian regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. We do not have any product candidates approved for sale in any jurisdiction, including in Canada, and we do not have experience in obtaining regulatory approval in Canada. We, or any collaborators, may not obtain approval for COVAXIN from Health Canada on a timely basis, if at all. Even if we obtain approval from the FDA for COVAXIN, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, including in Canada, or vice versa. Ultimately, we may not receive the necessary approval to commercialize COVAXIN in Canada.
We have submitted an EUA application to the FDA for COVAXIN for pediatric use. The FDA may not grant us the EUA for pediatric use, and, even if they do, absent supplemental BLA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates, and, prior to that time, we would face significant competition from other pharmaceutical and biotechnology companies, and may not be able to compete effectively.
In November 2021, we submitted a request to the FDA for EUA for COVAXIN for pediatric use in children ages two to 18 years in the United States. The EUA submission was based on the results of the Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India.
The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. Generally, EUAs for unapproved products require that manufacturers distribute factsheets for healthcare providers, which addresses significant known and potential benefits and risks, and the extent to which benefits and risks are unknown, and the fact that the FDA has authorized emergency use; and, distribution of factsheets for recipients of the product, which addresses significant known and potential benefits and risks, and the extent to which benefits and risks are unknown, the option to accept or refuse the product, the consequences of refusing, available alternatives, and the fact that FDA has authorized emergency use.
EUAs for unapproved products also include requirements for adverse event monitoring and reporting, and other recordkeeping and reporting requirements. In addition, the FDA may include various requirements in an EUA as a matter of discretion as deemed necessary to protect the public health, including restrictions on which entities may distribute the product, and how to perform distribution (including requiring that distribution be limited to government entities), restrictions on who may administer the product, requirements for collection and analysis of safety and effectiveness data, waivers of cGMP, and restrictions applicable to prescription drugs or restricted devices (including advertising and promotion restrictions).
Our EUA submission is currently under review by the FDA. In February 2022, Delta and Omicron neutralization results along with a safety database of more than 36 million teenagers who had been vaccinated with COVAXIN were submitted to the FDA to support our EUA submission. There can be no guarantee that the data and results from the preclinical studies and clinical trials of COVAXIN, which have been conducted by Bharat Biotech in India, or the additional data provided to the FDA to support our EUA submission, will be accepted by the FDA or be otherwise sufficient to support our EUA submission.
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
Furthermore, many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities than us. In addition, some of these companies have already received regulatory approval or a grant of EUA for their respective products, some of which include authorization for the administration of COVID-19 vaccines in certain pediatric patient populations. Given the products currently approved or authorized for use, as well as those in development by others, even if our EUA is approved for pediatric use, we will face significant competition. If existing vaccines in the market or if competitors develop and commercialize additional COVID-19 vaccines before we can complete regulatory review and obtain an EUA for pediatric use or regulatory approval for COVAXIN, or if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient, or are less expensive than COVAXIN, our business, financial condition, and results of operations would be materially adversely affected.
Newly emerging SARS-CoV-2 variants could reduce the immunogenicity and effectiveness of COVAXIN as a potential COVID-19 vaccine.
Multiple variants of the virus that causes COVID-19 have been documented in the United States and globally over the course of the pandemic. New and emerging SARS-CoV-2 variants could be less affected by the immune responses generated by COVAXIN in the vaccine recipients and therefore could reduce the overall efficacy of our vaccine candidate in controlling COVID-19 infection.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining required regulatory approvals, we will not be able to commercialize our product candidates as expected, and our ability to generate revenue will be materially impaired.
The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of pharmaceutical products are subject to extensive regulations by the FDA and other regulatory authorities, which regulations differ from country to country. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials. The outcome of the approval process is inherently uncertain and depends upon numerous factors, including the substantial discretion of the regulatory authorities. This is especially true for rare and/or complicated diseases. Failure can occur at any time during the clinical trial process. We cannot predict if or when we might receive regulatory approvals for any of our product candidates currently under development. Any delay in our obtaining or our failure to obtain required approvals could materially adversely affect our ability to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.
Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by the regulatory authorities. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. The FDA or other similar regulatory authorities may determine that our product candidates are not effective or only moderately effective (e.g., studies may not produce the necessary result on all study endpoints), that our studies failed to reach the necessary level of statistical significance, or that our product candidates have undesirable or unintended side effects, toxicities, or other characteristics that preclude us from obtaining marketing approval or prevent or limit commercial use.
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•regulators, including the FDA and the NIH, or IRBs or IBCs may not authorize us or our investigators to commence or continue a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or regulators, IRBs, or IBCs may require that we modify or amend our clinical trial protocols;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and our CDMOs;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials, or be lost to follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or the clinical trial protocol, or meet their contractual obligations to us in a timely manner, or at all, or we may be required to engage in additional clinical trial site monitoring;
•us, the regulators, IRBs, or IBCs may require the suspension or termination of clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects, or other unexpected characteristics (alone or in combination with other products) of the product candidate, or due to findings of undesirable effects caused by a chemically or mechanistically similar therapeutic or therapeutic candidate;
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
•patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the study, increase the needed enrollment size for the study, or extend the study’s duration;
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
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a marketing application, or other comparable submissions in foreign jurisdictions, or to obtain regulatory approval in the United States or elsewhere;
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
The ongoing COVID-19 pandemic and actions taken in response to it may result in disruptions to our business operations, which would have a materially adverse effect on our business, financial position, operating results, and cash flows.
In December 2019, the strain of coronavirus, SARS-CoV-2, causing the disease known as COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the WHO declared the COVID-19 outbreak a global pandemic. Since being discovered, new variants of SARS-CoV-2 have emerged.
We are pursuing development of COVAXIN, the COVID-19 vaccine candidate developed by Bharat Biotech in India, for the U.S. and Canadian markets pursuant to the Covaxin Agreement. We submitted an IND to the FDA to begin a Phase 2/3 immuno-bridging and broadening clinical trial to evaluate COVAXIN in adults ages 18 years and older in the United States, which was placed on a clinical hold by the FDA. The FDA lifted its clinical hold in February 2022 and we plan to initiate the Phase 2/3 immuno-bridging and broadening clinical trial for COVAXIN as soon as we are able to. We have also submitted an EUA application to the FDA for pediatric use. Any significant delays in our planned COVAXIN clinical trials or otherwise could adversely affect our business, results of operations, or financial condition. We have also filed an NDS with Health Canada, for which we received a NOD in December 2021. Health Canada requested further analyses of the COVAXIN preclinical and clinical data, as well as additional information regarding CMC. We have responded to and provided proposed resolutions for the deficiencies included in the NOD. Our responses are currently under review by Health Canada. While we believe that we provided sufficient resolution for the deficiencies raised by the NOD, there can be no guarantee that Health Canada will accept our proposed resolutions. It is also uncertain whether, or if, the FDA or Health Canada will allow us to rely on clinical trial data generated by Bharat Biotech or commercialize COVAXIN manufactured by Bharat Biotech in India.
With respect to our gene therapy product candidates, we initiated a Phase 1/2 clinical trial for OCU400, for the treatment of the NR2E3 and RHO disease genotypes, in the United States earlier this year and the first patient is expected to be dosed in the first half of 2022. If COVID-19 continues to spread in the United States and elsewhere, it may delay enrollment and ultimately completion of this clinical trial and delay enrollment in any clinical trials that we have planned or otherwise may initiate for our other product candidates in 2022. Some patients may not be able to comply with clinical trial protocols if any future quarantines impede patient movement or interrupt healthcare services. Moreover, limitations on global international travel may delay key trial activities, including necessary interactions with regulators, ethics committees, and other important agencies and contractors. We may be faced with limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people. Any of the above could delay our planned clinical trials for any of our product candidates or prevent us from completing the clinical trial at all, and harm our ability to obtain approval for OCU400 or our other product candidates.
Moreover, we may experience additional disruptions that could severely impact our business and development activities, including, but not limited to, strain on our suppliers and other third parties, possibly resulting in supply disruptions of our product candidates for preclinical development and potential future clinical trials we expect to initiate, decrease in clinical enrollment in any clinical trials we initiate, and the ability to raise capital when needed on acceptable terms, if at all. The COVID-19 pandemic continues to impact the global supply chain, causing disruptions to service providers, logistics, and the flow and availability of supplies and products. Disruptions in our operations or supply chain, whether as a result of government intervention, restricted travel, quarantine requirements, or otherwise, could negatively impact our ability to proceed with our clinical trials, preclinical development, and other activities and delay our ability to receive product approval and generate revenue.
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the emergence of any new mutations or variants of the virus, the duration of the outbreak, travel restrictions imposed by the United States, Canada, India, and other countries, business closures or business disruption in the United States, Canada, India, and other countries, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our preclinical development efforts, healthcare systems, or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
As an organization, we have no experience in the development, manufacturing, distribution, or commercialization of a vaccine candidate.
We have never undertaken the development, manufacturing, distribution, or commercialization of a vaccine candidate, and we may be unable to obtain regulatory authorization or approval in the United States or Canada. Additionally, development of an effective vaccine candidate depends on the success of our and our partner’s manufacturing capabilities. We have not previously ramped our organization for a commercial launch of any product, and doing so in a pandemic environment with an urgent, critical global need creates additional challenges such as clinical trials, licensing, distribution channels, intellectual property disputes or challenges, and the need to establish teams of people with the relevant skills. We may also face challenges with sourcing a sufficient amount of raw materials to support the demand for a vaccine, including any potential import issues. We may be unable to effectively create a supply chain for COVAXIN that will adequately support demand. Furthermore, there are no assurances that any vaccine candidate would be approved or authorized by the FDA or Health Canada at all or for inclusion in government stockpile programs, which may be material to the commercial success of a vaccine product candidate, in the United States and Canada.
Our ability to produce a successful vaccine may be curtailed by one or more government actions or interventions, which may be more likely during a global health crisis such as COVID-19.
Given the significant global impact of the COVID-19 pandemic, it is possible that the U.S. government may take actions that directly or indirectly have the effect of diminishing some of our rights or opportunities with respect to COVAXIN and the economic value of a COVID-19 vaccine to us could be limited. In the United States, the Defense Production Act of 1950, as amended, or the Defense Production Act ("DPA"), gives the U.S. government rights and authorities that may directly or indirectly diminish our own rights or opportunities with respect to COVAXIN, if approved for adult use or authorized for pediatric use, and the economic value of a COVID-19 vaccine to us could be limited. Our potential third-party service providers may be impacted by government entities regarding potentially invoking the DPA or other potential restrictions to all or a portion of services they might otherwise offer. Government entities imposing restrictions or limitations on our third-party service providers may require us to obtain alternative service sources for our vaccine candidate. If we are unable to timely enter into alternative arrangements, or if such alternative arrangements are not available on satisfactory terms, we will experience delays in the development or production of our vaccine candidate, increased expenses, and delays in potential distribution or commercialization of our vaccine candidate, if authorized or approved.
Our product candidates generated from our modifier gene therapy platform are based on a novel technology and face an uncertain regulatory environment, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
A substantial portion of our product research and development efforts is centered around our modifier gene therapy platform. The regulatory approval and successful commercialization of product candidates such as OCU400, a gene therapy designed to treat RP, LCA, and other IRDs, and OCU410, a gene therapy designed to treat dry AMD, depend on the successful development of this platform. There can be no assurance that any development problems we experience in the future related to our modifier gene therapy platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. The clinical trial requirements of the FDA, the EMA, and other regulatory agencies, and the criteria used by these regulators to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as OCU400 and OCU410 can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH are also subject to review by the NIH Novel and Exceptional Technology and Research Advisory Committee ("NExTRAC"), formerly the Recombinant DNA Advisory Committee, which now focuses on emerging areas of research including, but not restricted to, technologies surrounding advances in recombinant or synthetic nucleic acid research. Although the FDA decides whether individual gene therapy protocols may proceed, it is possible the NExTRAC review process, which is still being implemented, could delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Before a clinical trial can begin at a study site, the institution’s IRB, and its IBC, have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.
These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates, or lead to significant post-approval limitations or restrictions. As we advance our gene therapy product candidates, we will be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our gene therapy product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected for orphan ophthalmology product candidates. Delay or failure to obtain, or unexpected costs in obtaining the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.
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
Finally, the public's attitude may be influenced by claims that gene therapy technology is unsafe, unethical, or immoral. If we are unable to convincingly demonstrate the safety and efficacy of our product candidates arising from our gene modifier platform, our product candidates, even if approved by the FDA or foreign regulatory authorities, may not gain the acceptance of the public or the medical community.
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
The raw materials required in our third-party vendors’ manufacturing processes are derived from biological sources. We cannot assure you that our third-party vendors have, or will be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. If microbial, viral, or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product, and adversely harm our business. A material shortage, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines. In addition, the U.S. government may impose restrictions on goods, including biologically derived substances, manufactured in or imported from China. This could have a material adverse effect on our business and operations.
In addition, our biologic product candidates may expose us to additional potential product liability claims. The development of biologic products entails a risk of additional product liability claims because of the risk of transmitting disease to human recipients, and substantial product liability claims may be asserted against us as a result.
OCU400 has received four ODDs from the FDA and two OMPDs from the EC. However, there is no guarantee that we will be able to maintain these designations, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.
We have obtained from the FDA Office of Orphan Products, ODDs for OCU400 for NR2E3, CEP290, RHO, and PDE6ß mutation-associated inherited retinal degenerations. OCU400 additionally received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA in February 2021. We may also seek ODD or OMPD for our other product candidates, as appropriate. While these ODDs and OMPDs provide us with certain advantages, they neither shorten the development time or regulatory review time of a product candidate nor give the product candidate any advantage in the regulatory review or approval process.
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
We may not be able to obtain any future ODDs or OMPDs that we apply for, ODDs or OMPDs do not guarantee that we will be able to successfully develop our product candidates, and there is no guarantee that we will be able to maintain any ODDs or OMPDs that we receive. For instance, ODDs may be revoked if the FDA finds that the request for designation contained an untrue statement of a material fact or omitted material information, or if the FDA finds that the product candidate was not eligible for designation at the time of the submission of the request.
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
Even if we obtain orphan exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product from competition as different products can be approved for the same condition or products that are the same as ours can be approved for different conditions. Even after an orphan product is approved, the FDA or EMA can also subsequently approve a product containing the same principal molecular features for the same condition if the regulatory authority concludes that the latter product is clinically superior by means of greater effectiveness, greater safety, or providing a major contribution to patient care.
If another sponsor receives approval for such product before we do, we would be prevented from launching our product for the orphan indication during the period of marketing exclusivity unless we can demonstrate clinical superiority.
In the future, we may seek FDA designations to facilitate product candidate development, such as fast track or breakthrough therapy designation. We may not receive any such designations or if we receive such designations they may not lead to faster development or regulatory review or approval and it does not increase the likelihood that our product candidates will receive marketing approval.
In the future, we may seek product designations, such as fast track or breakthrough therapy designation, which are intended to facilitate the development or regulatory review or approval process for product candidates. Receipt of such a designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions, in which case any granted designations may be revoked.
The FDA may determine that our product candidates have undesirable side effects that could delay or prevent their regulatory authorization or approval or commercialization. If such side effects are identified during the development of our product candidates, we may need to abandon our development of such product candidates.
Undesirable side effects caused by our product candidates could cause us, IRBs, and other reviewing entities or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. For example, if concerns are raised regarding the safety of one of our product candidates as a result of undesirable side effects identified during preclinical or clinical testing, the FDA may order us to cease further development or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product candidate. FDA requests for additional data or information can result in substantial delays in the approval of a new product candidate.
Undesirable side effects caused by any unexpected characteristics (alone or in combination with other products) for any of our product candidates could also result in denial of regulatory approval by the FDA or other comparable foreign authorities for any or all targeted indications or the inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses or populations for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, may result in requirements for costly post-marketing testing and surveillance, or other requirements, including REMS, to monitor the safety or efficacy of the products. These could prevent us from commercializing and generating revenues from the sale of our product candidates.
Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment. Moreover, incorrect or improper use of our product candidates (including use more frequently than is prescribed) by patients could cause unexpected side effects or adverse events. There can be no assurance that our product candidates will be used correctly, and if used incorrectly, such misuse could prevent our receipt or maintenance of marketing authorization, resulting in label changes or regulatory authority safety communications or warnings, or hamper commercial adoption of our product candidate, if authorized or approved, at the rate we currently expect.
If any of our product candidates are associated with serious adverse events, undesirable side effects, or have properties that are unexpected, we may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. The therapeutic-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. We may also be held liable for harm caused to patients and our reputation may suffer. Any of these occurrences may significantly harm our business, financial condition, results of operations, and prospects.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our completion of clinical trials and receipt of necessary regulatory approvals could be delayed or prevented.
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. Our planned Phase 2/3 immuno-bridging and broadening clinical trial for COVAXIN and our ongoing Phase 1/2 clinical trial for OCU400, could be discontinued early if they experience slow enrollment, and we may also experience similar difficulties in future clinical trials for our other product candidates currently in preclinical development. If patients are unwilling to participate in our clinical trials because of negative publicity from adverse events related to vaccines, gene therapy, or in the industry more broadly, in the clinical trials for related third party product candidates, or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates, or termination of the clinical trials altogether.

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
•an inability to obtain or maintain patients' informed consents;
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
The results of preclinical studies, preliminary study results, and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed clinical trial. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and more long-term studies. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, notwithstanding promising results in earlier trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants.
In addition, from time to time, we may publish interim, “top-line,” initial, or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary, initial, or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim, “top-line”, initial, and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary, initial, “top-line” or interim data and final data could significantly harm our business prospects.
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
We may, in the future, conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
We may, in the future, choose to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of data is in either case subject to the respective conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles, such as IRB or ethics committee approval and informed consent. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws (and therefore failure to comply with such laws could result in regulatory enforcement action), acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates. For example, the Phase 1, Phase 2, and Phase 3 clinical trials of COVAXIN for use in the adult population, and Phase 2/3 clinical trial for use in the pediatric population, were conducted in India. It is uncertain to what extent, if any, the FDA will consider data from the studies conducted with COVAXIN at clinical trial sites in India.
Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.
In order to market and sell our products in jurisdictions outside the United States, we must obtain separate marketing approvals in international jurisdictions and comply with numerous and varying regulatory requirements. For example, we are currently pursuing approval for COVAXIN in Canada. The approval procedures vary among countries and the time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. The clinical trials of our product candidates may not be sufficient to support an application for marketing approval outside the United States. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming.
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
Additionally, in June 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. In March 2017, the United Kingdom formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. In October 2019, the United Kingdom and EU agreed upon the terms of the U.K.'s withdrawal from the EU in the form of a Withdrawal Agreement. The Withdrawal Agreement was ratified by the U.K Parliament, and the European

Parliament in Brussels, in late January 2020, with the consequence that Brexit formally occurred on January 31, 2020. The 11-month transition period ended on December 31, 2020. Following the transition period, the United Kingdom is no longer a part of the single market and customs union of the EU. In December 2020, the United Kingdom and EU announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. However, this deal may not avoid all disruption resulting from Brexit. Since a significant proportion of the regulatory framework in the United Kingdom is derived from the EU's directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU, and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.
We may be subject to fines, penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products, if approved, for unapproved or “off-label” uses, resulting in damage to our reputation and business.
We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA, Department of Justice, Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. We may not market or promote them for other indications and uses, referred to as off-label uses. We further must be able to sufficiently substantiate any claims that we make for our products, if approved, including claims comparing our products to other companies’ products and must abide by the FDA’s strict requirements regarding the content of promotion and advertising. While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA.
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
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with cGMP or cGMP-requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and GCPs, for any clinical trials that we conduct post-approval.
Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses and populations for which the product may be marketed or to the conditions of approval, including significant safety warnings, such as boxed warnings, contraindications, and precautions that are not desirable for successful commercialization. Any approved products may also be subject to a REMS that render the approved product not commercially viable or other post-market requirements, such as Phase 4 studies, or restrictions. If the FDA or comparable foreign regulatory authorities become aware of new safety information after the approval of any of our product candidates, they may, among other actions, withdraw approval, require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.
We and any of our collaborators, including our contract manufacturer, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.
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
•requirements to establish or modify a REMS, or a comparable foreign authority may require that we establish or modify a similar strategy;
•liability for harm caused to patients or subjects;
•reputational harm;
•warning, untitled, Form 483s, or cyber letters;
•suspension of marketing or withdrawal or recall of the products from the market;
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
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if authorized or approved, or could substantially increase the costs and expenses of developing and commercializing such product, which in turn could delay or prevent us from generating significant revenues from its sale. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.
The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or impose additional regulatory obligations on us. Changes in medical practice and standard of care may also impact the marketability of our product candidates, if authorized or approved.
We will need to obtain FDA approval of any proposed product names, and any failure or delay associated with such approval may adversely affect our business.
Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe upon the existing rights of third-parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates, if approved.
Risks Related to the Commercialization of Our Product Candidates
We have no prior experience in the marketing, sale, and distribution of pharmaceutical or biologic products and there can be no assurance that our products, if authorized or approved, will be successfully commercialized.
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
•any distribution and use restrictions imposed by the FDA or Health Canada, including those that we may agree to as part of a mandatory REMS or voluntary risk management plan;
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
We face, and will continue to face, intense competition from companies as well as institutions pursing research and development of vaccines, technologies, drugs, or other therapies that would compete with COVAXIN, if authorized and approved in the United States and Canada. Our competitors have and may continue to develop and commercialize vaccines or effective therapies or other treatments for COVID-19 more rapidly or more effectively than us. The competitive landscape of COVID-19 vaccines and therapies has been rapidly developing since the beginning of the COVID-19 pandemic and includes competitors such as Pfizer Inc./BioNTech SE, Moderna, Inc., Johnson & Johnson/Janssen Biotech, Inc., AstraZeneca PLC, Novavax, Inc., and Medicago Inc. The vaccine developed by Pfizer Inc./BioNTech SE has been granted full approval by the FDA for ages 16 years and older and has been granted EUA for ages five to 16 years. The vaccine developed by Moderna, Inc. has been granted full approval by the FDA for ages 18 years and older. The vaccine developed by Johnson & Johnson/Janssen Biotech has been granted EUA by the FDA for ages 18 years and older. Vaccines developed by Pfizer Inc./BioNTech SE, Moderna, Inc., Johnson & Johnson/Janssen Biotech, Inc., AstraZeneca PLC, Novavax, Inc., and Medicago Inc. have been authorized by Health Canada. We are also aware of other pharmaceutical companies that are working on inactivated virus-based COVID-19 vaccines. Furthermore, the FDA has authorized and many companies are developing therapeutics to treat COVID-19. The FDA requires us to conduct clinical trials for the approval of COVAXIN and enrollment in such trials may be impacted given the commercial availability of other approved or authorized vaccines. The success or failure of other vaccines, or perceived success or failure, may adversely impact our ability to obtain any future funding for our joint COVID-19 vaccine development efforts or for us to ultimately commercialize any vaccine candidate, if authorized or approved. In addition, we may not be able to compete effectively if our product candidate does not satisfy government procurement requirements with respect to biodefense products. If existing vaccines in the market or if competitors develop and commercialize additional COVID-19 vaccines before we can complete regulatory review and obtain an EUA or regulatory approval for COVAXIN, or if they develop and commercialize one or more COVID-19 vaccines that are safer, more effective, have fewer or less severe side effects, have broader market acceptance, are more convenient, or are less expensive than COVAXIN, our business, financial condition, and results of operations would be materially adversely affected.
The development and commercialization of gene therapy and biologic products is highly competitive. We are aware of several companies focusing on gene therapies for various ophthalmic indications including Applied Genetic Technologies Corporation, Editas Medicine, Inc., IVERIC bio, Inc., MeiraGTx Holdings plc, Nanoscope Therapeutics, Inc., ProQR Therapeutics N.V., REGENXBIO Inc., Novartis AG, and Spark Therapeutics, Inc. Spark Therapeutics, Inc.'s product Luxturna, which is currently the only gene therapy approved to treat IRDs in the United States, addresses only RPE65 gene mutations. The RPE65 gene represents just one of more than 175 mutations linked to RP and LCA. Companies that may compete with our OCU200 product candidate include F. Hoffmann-La Roche AG (Roche), Regeneron Pharmaceuticals, Inc., Graybug Vision, Inc., Kodiak Sciences Inc., and Novartis AG. F. Hoffmann-La Roche AG, Regeneron Pharmaceuticals, Inc., and Novartis AG have marketed anti-VEGF products. Our product candidates will target markets that are already served by competing products. Many of these existing products have achieved widespread acceptance among clinicians, patients, and payors.
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
In addition, our ability to compete may be affected in many cases by insurers or other third-party payors' coverage decisions, particularly Medicare, seeking to encourage the use of generic or biosimilar products. Many of the products that will compete with our product candidates, if approved, are available on a generic basis, and our product candidates may not demonstrate sufficient additional clinical benefits to clinicians, patients, or payors to justify a higher price compared to generic products. Additional competing products are expected to become available on a generic basis over the coming years. In many cases, insurers or other third-party payors, particularly Medicare, seek to encourage the use of generic products.
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
If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if they are authorized or approved, we may be unable to generate product revenues.
We currently do not have a commercial infrastructure for the marketing, sale, and distribution of biologic and pharmaceutical products. If authorized or approved, in order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates for which we receive marketing approval.
Subject to regulatory authorization or approval of any of our product candidates, we may build a commercial team of specialty sales and marketing representatives in support of our product candidates that we develop in the United States or Canada, if and when they are authorized or approved, as well as distribution capabilities. There are risks involved with us establishing our own sales, marketing, and distribution capabilities. Recruiting and training a sales force is expensive and time-consuming, particularly to the extent that we seek to commercialize any product, if authorized or approved, for an indication, such as wet AMD, that has a large patient population. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations to recruit, hire, train, and retain marketing and sales personnel. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipate. If the commercial launch of our product candidates, if authorized or approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
We may also or alternatively decide to collaborate with a third-party or contract sales organization to commercialize any authorized or approved product candidates, in which event, our ability to generate product revenues may be limited. Our product revenues and our profitability, if any, under any third-party collaboration, distribution, or other marketing arrangements are likely to be lower than if we were to market, sell, and distribute the applicable product candidate entirely ourselves. We may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates or may be unable to do so on terms that are favorable to us. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. We could also be held liable if such third parties failed to comply with applicable legal or regulatory requirements.
In the event we are unable to develop a team of marketing and sales representatives or to establish an effective third-party contractual relationship for such services, we may not be able to commercialize our product candidates, if authorized or approved, which would limit our ability to generate product revenues. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our product candidates.

If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
Even if our product candidates are authorized or approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. Physicians are often reluctant to switch their patients and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market. We have never commercialized a product candidate for any indication, and efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. With respect to our product candidates being developed based on our modifier gene therapy platform, market acceptance may also be constrained by ethical, social, and legal concerns about gene therapy and genetic research, which could result in additional regulations restricting or prohibiting the products and processes we may use. The novelty of the technology and any negative publicity surrounding adverse events associated with gene therapy may also prevent the medical community, patients, and third-party payors from accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective, and safe.
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
•the extent of availability of generic or biosimilar versions of any products that compete with any of our product candidates and the extent to which they are offered at a substantially lower price than we expect to offer for our product candidates, if authorized or approved;
•adverse publicity about the product or favorable publicity about competitive products; and
•potential product liability claims.
If the market opportunities for our product candidates are smaller than we believe, our revenue may be adversely affected and our business may suffer.
The potential market opportunities for our product candidates are difficult to precisely estimate. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys, some of which we may have commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys, and studies are reliable, we have not independently verified such data. In addition, while we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities, and as a result, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.
If third-party payors do not reimburse patients for our products candidates, if authorized or approved, or if reimbursement levels are set too low for us to sell our product candidates at a profit, our ability to successfully commercialize our product candidates, if authorized or approved, and our results of operations will be harmed.
Our ability to successfully commercialize our product candidates, if authorized or approved, will depend in part on the extent to which coverage and adequate reimbursement for our product candidates will be available in a timely manner from third-party payors, including governmental healthcare programs such as Medicare and Medicaid, commercial health insurers, and managed care organizations. This is particularly true with respect to OCU200, our novel biologic product candidate, in the case of wet AMD, which is most prevalent in persons over age 55. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor’s determination that use of a product is:
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
Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. The process for determining whether a payor will provide coverage for a product may be separate from the process of setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation, or reimbursement policies of third-party payors may adversely affect the demand for and reimbursement available for our product candidates, which in turn, could negatively impact pricing. If patients are not adequately reimbursed for our product candidates, if approved, they may reduce or discontinue purchases of it, which would result in a significant shortfall in achieving revenue expectations and negatively impact our business, prospects, and financial condition.

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
•unexpected changes in tariffs, trade barriers, and regulatory requirements;
•economic weakness, including inflation or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential liability under the FCPA, the U.K. Bribery Act 2010 (the "Bribery Act"), or other comparable foreign regulations;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including pandemics or other outbreaks of infectious disease, earthquakes, typhoons, floods, and fires.
These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.
Risks Related to Our Dependence on Third Parties
We have selected a manufacturing partner for COVAXIN, if authorized or approved, to provide commercial supply for the United States and Canada. We may still encounter difficulties with respect to the manufacturing of COVAXIN, including with respect to our third-party manufacturers, which could impair our ability to commercialize COVAXIN, if authorized or approved. Further, if we encounter difficulties in negotiating commercial manufacturing and supply agreements with third-party manufacturers and suppliers of our other product candidates or any product components, our ability to commercialize our other product candidates, if approved, would be impaired.
We do not currently have the internal capacity to manufacture COVAXIN, if authorized for pediatric use or approved for adult use. Accordingly, we are dependent upon third parties for the manufacture of COVAXIN for clinical trials and commercial supply, if authorized or approved. Bharat Biotech has agreed to provide preclinical and clinical data, and to transfer to us certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the United States and Canada, if authorized or approved. Until the completion of the technology transfer and until we are capable and primarily responsible for the manufacture and supply of COVAXIN in the United States and Canada through the third-party manufacturer we have selected, Bharat Biotech has the exclusive right to manufacture COVAXIN and we will be wholly dependent on Bharat Biotech for the manufacture and supply of clinical testing materials required for our development activities and all of our requirements of commercial quantities of COVAXIN, if authorized or approved. We and Bharat Biotech have entered into a separate Supply Agreement setting forth the terms of such supply arrangements. Although the Supply Agreement is in effect, there can be no assurance that Bharat Biotech will in fact provide such doses, whether due to shortages in supply, diversion of vaccine resources to other uses deemed more immediate, or other factors.

We have selected Jubilant HollisterStier of Spokane, Washington, as our manufacturing partner for COVAXIN, if authorized or approved, to prepare for the potential commercial manufacturing of COVAXIN for the U.S. and Canadian markets. We have initiated the technology transfer process to Jubilant HollisterStier that is required to enable Jubilant HollisterStier to manufacture our commercial requirements of COVAXIN, if authorized or approved. There can be no assurance that we will be successful in transitioning the manufacture of COVAXIN for the U.S. or Canadian markets from Bharat Biotech to Jubilant HollisterStier or any other third-party manufacturer. A technology transfer of a manufacturing process can be time-consuming and expensive and there can be no assurance that such transfer will be successful or that Jubilant HollisterStier will be able to manufacture our drug products successfully, if authorized or approved. Certain manufacturing processes for COVAXIN are novel and complex. Due to the nature of this vaccine candidate, we may encounter difficulties in manufacturing, product release, shelf life, testing, storage and supply chain management, or shipping. These difficulties could be due any number of reasons including, but not limited to, complexities of producing batches at a larger scale, equipment failure, choice, availability, and quality of raw materials, analytical testing technology, and product instability. Insufficient stability or shelf life of COVAXIN could materially delay our ability to continue any potential commercialization activities due to the need to manufacture additional commercial supply of COVAXIN, if authorized or approved. Moreover, notwithstanding our selection of Jubilant HollisterStier as our commercial manufacturing partner, we expect to continue to be dependent on Bharat Biotech as a single-source supplier for the supply of certain raw materials necessary for the manufacture of COVAXIN, including the adjuvant and active pharmaceutical ingredient. If, for any reason, Bharat Biotech is unable to provide an adequate supply of these materials, our ability to timely complete the technology transfer to Jubilant HollisterStier and to obtain adequate quantities of commercial supply of COVAXIN, if authorized or approved, could be jeopardized.
Engaging Jubilant HollisterStier as our commercial manufacturing partner may also require additional testing, notification, or approval by the FDA, Health Canada, or other regulatory authorities. If Jubilant HollisterStier proceeds to scale up its manufacturing of COVAXIN for commercialization, if authorized or approved, we may encounter unexpected issues relating to the manufacturing process or the quality, purity, and stability of the product candidate, and we may be required to refine or alter our manufacturing processes to address these issues, which may not be successful. This could jeopardize our ability to commence COVAXIN sales and generate revenue, if authorized or approved. Moreover, we have not yet entered into a master services agreement with Jubilant HollisterStier and we may not be successful in doing so on commercially favorable terms or at all. If we have to engage another third-party manufacturer, this will entail additional cost and cause delay.
If our third-party manufacturing partners cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, Health Canada, or comparable regulatory authorities in other jurisdictions, we may not be able to rely on our third-party manufacturing partners’ facilities for the manufacture of COVAXIN, if authorized or approved. If the FDA, Health Canada, or another comparable regulatory authority finds their facilities inadequate for the manufacture of COVAXIN, or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory authorization or approval for, or market COVAXIN. If we are unable to obtain and maintain adequate supply of COVAXIN, our U.S. and Canadian development and commercialization efforts would be impaired.
Additionally, we have entered into a strategic partnership with CanSinoBIO to manufacture our modifier gene therapy pipeline product candidates. Under this agreement, CanSinoBIO will provide all CMC development and clinical supplies for the development of OCU400 and OCU410. The agreement also provides commercialization rights to CanSinoBIO in Greater China. This agreement may be adversely affected if the U.S. government were to impose restrictions related to goods manufactured in or imported form China. We expect to rely on our qualified suppliers and other third parties to manufacture clinical supplies of other product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution, and other production logistics. We, however, may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our product candidates, components, and programs, or may be unable to do so on commercially favorable terms. If we are unable to enter into such agreements on commercially favorable terms, our future profit margins would be adversely affected and our ability to commercialize any products that receive marketing approval on a timely and competitive basis would be impaired. As a result, our business, financial condition, and results of operations would be materially adversely affected.
We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials we may initiate, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
We rely on third parties, study sites, and others to conduct, supervise, and monitor our preclinical trials for our product candidates. We expect to continue to rely on third parties, such as CDMOs, clinical data management organizations, medical and scientific institutions, and clinical and preclinical investigators to conduct our preclinical studies and clinical trials.

While we have, or expect to have, agreements governing the activities of such third parties, we will have limited influence and control over their actual performance and activities. Third-party service providers are not our employees, and except for remedies available to us under agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies or planned clinical trials. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and planned clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with GLP and under cGMP conditions, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites, and IRBs.
If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our preclinical studies or any planned clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons:
•we, our CDMOs, or other third-party collaborators may be subject to regulatory enforcement or other legal actions;
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
We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or planned clinical trials will comply with the applicable regulatory requirements. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.
Our anticipated reliance on third parties for clinical trials will entail additional risks. Our third-party service providers may have relationships with other entities, some of which may be our competitors, for whom they may also be conducting trials or other therapeutic development activities that could harm our competitive position. In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. Lastly, we are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, clinicaltrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.
Agreements with third parties conducting or otherwise assisting with our clinical or preclinical studies might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative providers or do so on commercially reasonable terms. Switching or adding additional third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, if we need to enter into alternative arrangements, it could delay our product development activities and adversely affect our business. Though we intend to carefully manage our relationships with third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, prospects, and results of operations.
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
The manufacture of pharmaceutical and biologic products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, and foreign regulations. If our manufacturers were to encounter any of these difficulties and were unable to perform as agreed, our ability to provide product candidates to patients in our planned clinical trials and for commercial use, if authorized or approved, would be jeopardized.
In addition, all manufacturers of our product candidates and therapeutic substances must comply with cGMP requirements enforced by the FDA that are applicable to both finished products and their active components used for both, clinical and commercial supply. The FDA enforces these requirements through its facilities inspection program. Our manufacturers must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the agency. Our manufacturers will also be subject to continuing FDA and other regulatory authority inspections should we receive marketing approval. Further, we, in cooperation with our contract manufacturers, must supply all necessary CMC documentation to the FDA in support of a marketing application on a timely basis.
The cGMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates, therapeutic substances, and the active pharmaceutical ingredients necessary to produce our product candidates may be unable to comply with our specifications, cGMP requirements and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any resulting delays in obtaining products, if authorized or approved, or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.
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
Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate or component, including manufacturing validation, may result in a delay in FDA approval or commercial launch of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of commercialization of our product candidates and could adversely affect our business. The risks associated with any problems or delays may be greater should the U.S. government impose restrictions relating to goods manufactured in or imported from China.

We or our third-party manufacturers may also encounter shortages in the materials necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are authorized or approved, in sufficient quantities for commercialization.
We or our third-party manufacturers may also encounter shortages in the raw materials, therapeutic substances, or active pharmaceutical ingredients necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are authorized or approved, in sufficient quantities for commercialization or to meet an increase in demand. Such shortages may occur for a variety of reasons, including capacity constraints, delays or disruptions in the market, and shortages caused by the purchase of such materials by our competitors or others. We or our third-party manufacturers’ failure to obtain the raw materials, therapeutic substances, or active pharmaceutical ingredients necessary to manufacture sufficient quantities of our product candidates may cause the manufacturers to fail to deliver the required commercial quantities of our product candidates on a timely basis and at commercially reasonable prices. If such failure occurs, we would likely be unable to meet the demand for our products, if authorized or approved, and we would lose potential revenues.
The number of available, qualified third-party manufactures is limited, and if we are compelled to locate an alternative manufacturing partner, our product development activities and commercialization could be delayed and additional expense would be incurred.
There are a limited number of manufacturers that operate under cGMP regulations, that are both capable of manufacturing for us and willing to do so, and therefore our product candidates may compete with other products and product candidates for access to manufacturing facilities. Moreover, because our product candidates must be manufactured under sterile conditions, the number of manufacturers who can meet this requirement are even more limited. If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product, if authorized or approved, or component for commercial sale or for any clinical trials we expect to initiate in the future should cease to continue to do so for any reason (including the termination of our agreements with such manufacturers, which can occur for a variety of reasons, or the bankruptcy of such manufacturers), it would be difficult to obtain a suitable alternative manufacturer. We would likely experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.
If the FDA or a comparable foreign regulatory authority inspects the facilities for the manufacture of our product candidates and finds that they are not in compliance with cGMP now or in the future, we may need to find alternative manufacturing facilities. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA approval for the use of any new manufacturers for commercial supply. Any such developments would significantly impact our ability to develop, obtain, and maintain regulatory authorization or approval for or market our product candidates, if authorized or approved.
The number of available third-party facilities may also be further limited by natural disasters, such as pandemics, including the ongoing COVID-19 pandemic, floods, fire, or such facilities could face manufacturing issues, such as contamination or regulatory findings following a regulatory inspection of such facility. In such instances, an appropriate replacement third-party relationship may not be readily available to us or on acceptable terms, which would cause additional delay and increased expense and may have a material adverse effect on our business.
We recently entered into a non-binding LOI to acquire a commercial manufacturing plant, which is preliminary and subject to the negotiation and execution of definitive transaction agreements. We cannot assure you that the acquisition will be completed on a timely basis, if at all. Assuming the acquisition is completed, we have limited experience developing manufacturing facilities or manufacturing COVAXIN, and we cannot assure you that we will be able to develop such manufacturing plant or manufacture COVAXIN at full capacity and in compliance with regulations at a cost or in quantities necessary to make it commercially viable.
In January 2022, we announced that we signed a non-binding LOI with Liminal for the acquisition of Liminal’s manufacturing site in Belleville, Ontario, which, assuming the completion of the acquisition, we intend to further develop and upgrade. Completion of the proposed transaction is subject to finalization of due diligence investigations by us and Liminal, the negotiation and execution of definitive transaction agreements, and other customary closing conditions including certain funding requirements. There can be no assurance that a definitive agreement will be entered into on acceptable terms, if at all, or that the proposed transaction will be consummated. Further, although we intend to further develop and refurbish the manufacturing site following closing of the acquisition, we cannot at this time predict the cost or extent of the upgrades that will be needed or the timeline for completing such upgrades.
The development of manufacturing facilities and the manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Further, the equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of facility, equipment, systems, processes and analytics.
Assuming we successfully close the acquisition, we will be subject to environmental, health, and safety laws and regulations concerning, among other things, the use, storage, generation, handling, transportation and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, exposure to hazardous substances and emissions or discharges into the air or water. Violations of these laws and regulations can result in significant business interruptions and/or civil and criminal penalties. New laws and regulations, violations of or amendments to existing laws or regulations, or stricter enforcement of existing requirements, could require us to incur material costs, subject us to new or increased liabilities, and cause disruptions to our manufacturing activities that could be material.
Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced regulations. If we are unable to effectively produce commercial supplies of COVAXIN at our manufacturing plant, if authorized or approved, we will be required to rely on new or existing third-party manufacturers to meet our commercial manufacturing needs, which may materially adversely affect our business, results of operations, and financial condition.
Any of these risks could entail higher costs, cause us to delay production, and may result in us being unable to effectively support commercialization of COVAXIN, if authorized or approved. Furthermore, if we fail to deliver the required commercial quantities of product on a timely basis, and at commercially reasonable prices and acceptable quality, we would likely be unable to meet demand, if any, for COVAXIN, if authorized or approved, and we would lose potential revenues.
We may seek to collaborate with third parties for the development or commercialization of our product candidates. We may not be successful in establishing or maintaining collaborative relationships, any of which could adversely affect our ability to develop and commercialize our product candidates.
We are currently party to the Covaxin Agreement with Bharat Biotech for the development and commercialization of COVAXIN in the United States and Canada and the CanSinoBIO Agreement with CanSinoBIO for the development and commercialization of our modifier gene therapy product candidates, OCU400 and OCU410. Our joint development efforts are in the early stages and in the future, we may seek to enter into additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of other product candidates. We may utilize a variety of types of collaboration, distribution, and other marketing arrangements with third parties to develop and commercialize our product candidates, both inside and outside the United States and Canada. In particular, we may enter into arrangements with third parties to perform certain services in the United States or Canada if we do not establish our own sales, marketing, and distribution capabilities in the United States or Canada, or if we determine that such third-party arrangements are otherwise beneficial. We may also consider potential collaborative partnership opportunities for sales, marketing, distribution, development, or licensing or broader collaboration arrangements, including with mid-size and large pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies.
The success of our current and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to collaboration arrangements. Accordingly, with respect to any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend in part on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. For example, if the FDA or Health Canada does not accept the clinical trial results for COVAXIN performed by Bharat Biotech in India, our ability to develop COVAXIN in the United States or Canada would be impaired.
Moreover, disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Moreover, collaborations with pharmaceutical companies and other third parties are often terminated or allowed to expire. Any such termination or expiration would adversely affect us financially and could harm our business reputation. In particular, any termination of the Covaxin Agreement would prevent us from developing COVAXIN for the U.S. and Canadian markets.
Our current and future collaborations may pose a number of additional risks, including the following:
•collaborators may not pursue development of product candidates and commercialization of any product candidates that achieve regulatory authorization or approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
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
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation, or the preferred course of development, might cause delays or termination of the research, development, or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
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
Collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner, or at all. If any collaborations do not result in the successful development and commercialization of our product candidates or if one of our collaborators subsequently terminates our agreement with us, we may not receive any future research funding, milestone, or royalty payments under the collaboration, as applicable. If we do not receive the funding we expect under the agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates and our product platform. All of the risks relating to product development, regulatory approval, and commercialization described in this report also apply to the activities of our collaborators.
Additionally, if any collaborator of ours is involved in a business combination, the collaborator might de-emphasize or terminate development or commercialization of any product candidate licensed to them by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation in the business and financial communities could be adversely affected.
Should we desire to pursue a collaboration agreement but are not able to establish collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.
For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators and whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. Should we desire to pursue a collaboration agreement but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.
Risks Related to Legal and Compliance Matters
We are currently, and may in the future be, subject to securities litigation, which is expensive and could divert management attention.
On June 17, 2021, a securities class action lawsuit was filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by us concerning the announcement of our decision to pursue the submission of a BLA for COVAXIN for ages 18 years and older rather than pursuing an EUA for the vaccine candidate. On July 16, 2021, a second securities class action complaint was filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint.
On August 30, 2021, a stockholder derivative lawsuit was filed derivatively on behalf of our company against certain of our officers and directors and the nominal defendant Ocugen in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-03876) that purported to state a claim for breach of fiduciary duty and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on facts and circumstances relating to the securities class action lawsuits and seeking contribution and indemnification in connection with claims asserted in the securities class action lawsuits. On September 22, 2021, a second stockholder derivative lawsuit was filed derivatively on behalf of our company against certain of our officers and directors and the nominal defendant Ocugen in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-04169) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the same allegations as the first complaint. The parties to both stockholder derivative lawsuits have stipulated to the consolidation of the two stockholder derivative lawsuits and also have submitted to the court in each action a proposed order requesting a stay of the litigation pending a decision on any motion to dismiss filed in the securities class action lawsuits, which remain pending before the court, and this status could change.
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

If we fail to comply with federal and state healthcare laws, including fraud, abuse, and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.
As a biologic and pharmaceutical company, we are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal FCA, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the VHCA, the HIPAA, the FCPA, the ACA, and similar state laws. We may also be subject to laws regarding transparency and patient privacy. Even though we do not and will not control referrals of healthcare services or bills directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business.
It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, or case law involving applicable fraud, abuse, or other healthcare laws and regulations. If we or our operations are found to be in violation of any federal or state healthcare law, or any other governmental laws or regulations that applies to us, we may be subject to penalties, including civil, criminal, and administrative penalties, damages, fines, imprisonment, disgorgement, suspension and debarment from government contracts, and refusal of orders under existing government contracts, exclusion from participation in U.S. federal or state health care programs, corporate integrity agreements, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results. Although an effective compliance program can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, reimbursement, and fraud laws may prove costly. Any action against us for the violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures, and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs.
The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the MDRP by increasing the minimum Medicaid rebate for both branded and generic drugs, expanded the 340B program, and revised the definition of AMP, which could increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also extended Medicaid drug rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs. On February 1, 2016, CMS issued final regulations to implement the changes to the MDRP under the ACA. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the ACA.
The ACA has been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire ACA. An appeal was taken to the U.S. Supreme Court. On June 17, 2021, the Supreme Court ruled that the plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.
Other legislative changes have been proposed and adopted since passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year. The Bipartisan Budget Act of 2018 retained the federal budget “sequestration” Medicare payment reductions of 2%, and extended it through 2027 unless congressional action is taken, and also increased labeler responsibility for prescription costs in the Medicare Part D coverage gap. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further legislative and regulatory changes under the ACA remain possible, although the Biden Administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the Trump administration and would advocate for legislation to build on the ACA. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.
We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage, reimbursement, and reduced demand for our products, if approved, or additional pricing pressures.
Our employees, independent contractors, consultants, commercial partners, principal investigators, or CDMOs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, manufacturers, investigators, or CDMOs could include intentional, reckless, negligent, or unintentional failures to (i) comply with FDA regulations or other similar regulatory requirements, (ii) comply with manufacturing standards, including cGMP requirements, (iii) comply with applicable fraud and abuse laws, (iv) comply with federal and state data privacy, security, fraud and abuse, and other healthcare laws and regulations in the United States and abroad, (v) provide accurate information to the FDA, (vi) properly calculate pricing information required by federal programs, (vii) comply with federal procurement rules or contract terms, (viii) report financial information or data accurately, or (ix) disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.
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
We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws, and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, be precluded from developing, manufacturing, and selling certain products outside the United States, which could adversely affect our business, results of operations, and financial condition.
If we expand our operations outside of the United States, we must dedicate additional resources to comply with anti-corruption laws, including the Bribery Act, the FCPA, and other anti-corruption laws that apply to countries where we do business and may do business in the future. The Bribery Act, FCPA, and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed, or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.
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
We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA, or local anti-corruption laws. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom, the United States, Canada, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations, and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.
If we are not in compliance with the Bribery Act, the FCPA, and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations, and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by U.K., U.S., or other authorities could also have an adverse impact on our reputation, our business, results of operations, and financial condition.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries, with respect to our proprietary technology and product candidates. We have sought to protect our proprietary position by filing in the United States and in certain foreign jurisdictions, patent applications related to our novel technologies and product candidates.
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
The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may fail to result in issued patents in the United States or in other foreign countries which protect our technology or product candidates, or which effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant, of broader than specifically disclosed embodiments. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Databases for patents and publications, and methods for searching them, are inherently limited so we may not know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
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
The issuance of a patent is not conclusive as to our inventorship, ownership, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
In 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, the Leahy-Smith Act created a new administrative tribunal known as the Patent Trial and Appeals Board ("PTAB"), that provides a venue for companies to challenge the validity of competitor patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long term impact the PTAB proceedings will have on the operation of our business, the outcome of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster, and potentially more potent tribunal for challenging patents could therefore increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining, defending, and enforcing them.
If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for our product candidates, our business may be materially harmed.
Depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product to account for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it, or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.
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
We may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.
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
If we are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing its products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent, and could be forced to indemnify our customers or collaborators. A finding of infringement could also result in an injunction that prevents us from commercializing our product candidates or forces us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals, and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated confidential information or trade secrets of third parties could have a similar negative impact on our business.
Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance, renewal, and annuity fees on any issued patent must be paid to the USPTO and foreign patent agencies in several stages or annually over the lifetime of our owned and licensed patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of the relevant patent agency. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business.
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
A substantial portion of our patent portfolio is in-licensed. As such, we are party to license agreements, and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. In particular, we hold exclusive licenses for patent families relating to OCU400, OCU410, and OCU200 and an exclusive license in the United States and Canada with respect to COVAXIN.
Pursuant to the CU Agreement, which primarily relates to OCU200, we are responsible for and control the patent prosecution of all patent families licensed under the CU Agreement.
Pursuant to the SERI Agreement, which relates to NHR genes NR1D1, NR2E3 (OCU400), RORA (OCU410), NUPR1, and NR2C1, from and after December 19, 2017, we have the right to assume responsibility and control patent prosecution of licensed patent families relating to these NHR genes. Additionally, we are responsible for and control patent prosecution for any patent applications developed in connection with the SERI Agreement filed after December 19, 2017 that are owned jointly by us and SERI, or solely by us.

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
Our licensors may not successfully prosecute certain patent applications, the prosecution of which they control, under which we are licensed and on which our business depends. Even if patents are issued from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability. In some cases, our licensors may in-license certain patents licensed to us. If our licensors were to fail to maintain such licenses, we may need to obtain additional licenses with respect to the applicable product candidates.
Risks with respect to parties from whom we have obtained intellectual property rights may also arise out of circumstances beyond our control. In spite of our best efforts, our licensors might conclude that we have materially breached our intellectual property agreements and might therefore terminate the intellectual property agreements, thereby removing our ability to market products covered by these intellectual property agreements. If our intellectual property agreements are terminated, or if the underlying patents fail to provide the intended market exclusivity, our competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if our intellectual property agreements are terminated, our former licensors and/or assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. This could have a material adverse effect on our competitive business position and our business prospects.
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
Some of the licenses or intellectual property rights that we own have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations under the Bayh-Dole Act. To the best of our knowledge, our intellectual property for OCU400 for the treatment of NR2E3 mutation-associated inherited retinal degenerative disease and other inherited retinal degenerative diseases is subject to the Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in these patents and patent applications. In general, the Bayh-Dole Act provides the U.S. government certain rights in inventions developed using a government funded program, such as U.S. government’s right to a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, under the Bayh-Dole Act, the U.S. government has the right to require any invention developed using U.S. government funding to be granted exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Under the Bayh-Dole Act, the U.S. government also has the right to take title to inventions developed using a U.S. government funded program, if one fails to disclose the invention to the government and fails to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements. In addition, the Bayh-Dole Act requires that any products subject to the Bayh-Dole Act be manufactured substantially in the United States. However, under the Bayh-Dole Act, this manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable efforts to manufacture the product substantially in the United States were unsuccessful, or that under the circumstances, domestic manufacture is not commercially feasible. Any exercise by the government of any of the foregoing rights under the Bayh-Dole Act may affect our competitive position, business, financial condition, results of operations, and prospects.
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
In addition, it is possible that our licensors may conclude that we have materially breached the applicable license agreement and might therefore terminate the agreement, thereby removing our ability to market products covered by such agreements. If any license is terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if any of our license agreements are terminated, the counterparty and/or its assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. This could have a materially adverse effect on our competitive business position and our business prospects.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not being issued, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of common stock in the public market, the market price of our common stock could decline. We had 199.4 million shares of common stock outstanding as of December 31, 2021, which were all freely tradable, without restriction, in the public market as of December 31, 2021.
If a substantial number of shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline and we are unable to predict the effect that sales may have on the prevailing market price of our common stock.
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
•the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors, the chief executive officer, or the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law ("DGCL"). Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.
Our sixth amended and restated certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our sixth amended and restated certificate of incorporation, as amended, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the "Securities Act"), or any other claim for which the federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
General Risk Factors
The trading price of the shares of our Common Stock could be highly volatile, and purchasers of the Common Stock could incur substantial losses.
Our stock price has been, and will likely continue to be volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price for our common stock may be influenced by those factors discussed in this "Risk Factors" section and many others, including:
•our ability to enroll subjects in our ongoing and planned clinical trials;
•results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•regulatory authorization or approval of our product candidates, or limitations to specific label indications or patient populations for use, or changes or delays in the regulatory review process;
•the level of expenses related to any of our product candidates or clinical development programs;
•regulatory developments in the United States and foreign countries;
•reports of adverse events in any of our products, competing biologics, or gene therapy products;
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
In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.
If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. We currently have research coverage by four securities and industry analysts. If one or more of the analysts who currently or in the future may cover us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.
Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.
We are highly dependent on the research and development, clinical, and business development expertise of Shankar Musunuri, Ph.D., MBA, our Chief Executive Officer, Chairman of the Board, and Co-Founder, as well as the other principal members of our management, scientific, and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees.
Recruiting and retaining qualified scientific, clinical, manufacturing, legal, and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development, and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy, including with respect to our development of COVAXIN for the U.S. and Canadian markets. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
We expect to expand our development, regulatory, and manufacturing capabilities and potentially implement sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced, and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.
As a public company we have incurred, and will continue to incur, significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the Dodd-Frank Wall Street Reform, the Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have had to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological agents coverage and our commercial general liability policy specifically excludes coverage for damages and fines arising from biological agents. Accordingly, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. If we or our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
•significant negative media attention;

•decrease in our stock price;
•initiation of investigations and enforcement actions by regulators; or
•product recalls, withdrawals, revocation of approvals, or labeling, marketing, or promotional restrictions.
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
Our internal computer systems or those of our development collaborators, third-party CDMOs, or other contractors or consultants may fail or suffer cybersecurity or other security breaches, which could result in a material disruption of our product development programs and cause our business and operations to suffer. We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action, and negative press about our privacy and data protection practices.
Our internal computer systems and those of our CDMOs and other contractors and consultants are vulnerable to cybersecurity breaches and damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations and product candidate development and, if any of our product candidates are approved, commercialization programs. Likewise, we intend to rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business and operations. To the extent that any disruption or cybersecurity or other security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and our reputation could be harmed. In addition, there are known cyberattacks against pharmaceutical companies engaged in development of therapeutic or vaccine products addressing COVID-19. Our COVAXIN program is one such program that could attract the attention of cyberattackers.
Additionally, our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to our systems using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, or other means, and may use such access to obtain personal data. Data breaches could subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. As our operations and business grow, we may become subject to or be affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities, including various domestic and international privacy and security regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve. In the United States, certain states may adopt privacy and security laws and regulations that may be more stringent than applicable federal law. For example, California enacted the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. We may also in the future be subject to data protection laws and regulations of other jurisdictions, such as the EU's General Data Protection Regulation ("GDPR"), which provides data subjects with certain rights and requires organizations to adopt technical and organizational safeguards to protect personal data. In the event that we are subject to or affected by privacy and data protection laws, including the CCPA or GDPR and other domestic or international privacy and data protection laws, we may expend significant resources to comply with such laws, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties
Our headquarters are located in Malvern, Pennsylvania, and consist of an aggregate of approximately 16,401 square feet of leased office, laboratory, and storage space.
Item 3.    Legal Proceedings.
For a discussion of legal proceedings, see Note 14 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This discussion is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol “OCGN."
Holders
As of February 21, 2022, we had 199.5 million shares of common stock outstanding held by approximately 17 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings, if any, to finance our operations and do not anticipate declaring or paying any cash dividends in the foreseeable future. As a result, we anticipate that only appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
During the periods covered by this Annual Report, there were no sales by us of unregistered securities that were not previously reported by us in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q, or Current Report on Form 8-K.
Performance Graph
The following graph compares the performance of our common stock to The Nasdaq Biotechnology Index ("Nasdaq Biotechnology") and The Nasdaq Composite Index ("Nasdaq Composite") from December 31, 2016 to December 31, 2021. The comparison assumes an investment of $100 in our common stock and in each of the foregoing indices, and assumes reinvestment of dividends, if any. On September 27, 2019, we completed the Merger. The stock performance information prior to September 27, 2019 represents historical Histogenics stock prices as Histogenics was the legal acquirer. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

The information required by this Item regarding the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in this Item, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing gene therapies to cure blindness diseases and developing a vaccine to save lives from COVID-19.
Our cutting-edge technology pipeline includes:
•COVID-19 Vaccine Candidate — COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate being developed to prevent COVID-19 infection in humans. We are co-developing COVAXIN with Bharat Biotech International Limited (“Bharat Biotech”) for the U.S. and Canadian markets.
•Modifier Gene Therapy Platform — Based on nuclear hormone receptors ("NHRs"), we believe our modifier gene therapy platform has the potential to address many retinal diseases, including retinitis pigmentosa ("RP"), Leber congenital amaurosis ("LCA"), and dry age-related macular degeneration ("AMD").
•Novel Biologic Therapy for Retinal Diseases — We are developing OCU200, a novel biologic product candidate, to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD.
COVID-19 Vaccine Candidate
In February 2021, we entered into a Co-Development, Supply and Commercialization Agreement with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 caused by SARS-CoV-2 in the United States, its territories, and possessions. In June 2021, we entered into an amendment to the Co-Development, Supply and Commercialization Agreement (as so amended, the "Covaxin Agreement") pursuant to which we and Bharat Biotech agreed to expand our rights to develop, manufacture, and commercialize COVAXIN to include Canada in addition to the United States, its territories, and possessions (the "Ocugen Covaxin Territory").
COVAXIN is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). COVAXIN has been authorized or approved in more than a dozen countries and was granted an Emergency Use Listing by the World Health Organization in November 2021. Over 295 million doses globally have been administered to date.
The Phase 3 clinical trial conducted by Bharat Biotech in India in 25,798 adults, who were healthy or had stable chronic medical conditions ages 18 years and older, reported an overall estimated vaccine efficacy of COVAXIN against COVID-19 infection of 77.8%, with efficacy against severe COVID-19 infection of 93.4%, and efficacy against asymptomatic COVID-19 infection of 63.6%. Approximately 30% of participants were seropositive at baseline in each dosing group and were excluded from the per protocol analysis but contributed to the safety dataset. COVAXIN was generally well tolerated, with no clinically or statistically significant differences in reported adverse events in the vaccine and placebo groups. Additionally, a Phase 2/3 immuno-bridging clinical trial was conducted by Bharat Biotech in India to assess the protective immunity of COVAXIN in children ages two to 18 years. The results demonstrated a robust neutralizing antibody response comparable to that of the adults studied in the Phase 3 clinical trial, and that COVAXIN was generally well tolerated. This study demonstrated a favorable safety profile, including no hospitalizations, myocarditis, or vaccine-induced thrombotic thrombocytopenia. Additionally, data from the clinical trials and from research conducted by third parties has shown that COVAXIN has neutralizing potential against multiple variants of concern including both the Omicron (B.1.1.529) and Delta (B.1.617.2) variants.

In June 2021, the U.S. Food and Drug Administration (the "FDA") provided feedback to us regarding the data and information contained in a "Master File" that we previously submitted to the FDA and recommended that we pursue a Biologics License Application ("BLA") submission instead of the Emergency Use Authorization ("EUA") application for COVAXIN for adults ages 18 years and older in the United States. As part of the feedback provided, the FDA requested additional information and data. In October 2021, we submitted an Investigational New Drug ("IND") application to the FDA to initiate a Phase 2/3 immuno-bridging and broadening clinical trial evaluating COVAXIN for ages 18 years and older. The clinical trial is designed to evaluate whether the immune response experienced in participants in the aforementioned completed Phase 3 clinical trial in India is similar to a demographically representative, adult population in the United States. In November 2021, we were notified that the FDA issued a clinical hold on our IND application. In December 2021, the FDA sent us a letter setting forth the reasons for the clinical hold and specific guidance on steps that must be taken to have the clinical hold lifted. We provided the FDA responses to their comments and the FDA lifted its clinical hold in February 2022. We plan to initiate the Phase 2/3 immuno-bridging and broadening clinical trial for COVAXIN as soon as we are able to. We also plan to initiate a safety-bridging clinical trial in the first half of 2022, subject to discussions with the FDA. Subject to the foregoing, we anticipate submitting a BLA with the FDA near the end of 2022. In November 2021, we also submitted a request to the FDA for EUA for COVAXIN for pediatric use in ages two to 18 years in the United States. The EUA submission was based on the results of the aforementioned Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India. Our EUA submission is currently under review by the FDA. In February 2022, Delta and Omicron neutralization results along with a safety database of more than 36 million teenagers who had been vaccinated with COVAXIN were submitted to the FDA to support our EUA submission.
We are also pursuing approval for COVAXIN in Canada. In July 2021, we completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which permits companies to submit safety and efficacy data and information as they become available, was recommended and accepted under the Minister of Health’s Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19 and transitioned to a New Drug Submission ("NDS") for COVID-19. The submission was conducted through our Canadian subsidiary, Vaccigen Ltd. We are in discussions with Health Canada regarding our NDS submission for COVAXIN. In December 2021, we were provided with a Notice of Deficiency ("NOD") from Health Canada regarding our NDS submission. Health Canada requested further analyses of the COVAXIN preclinical and clinical data, as well as additional information regarding chemistry, manufacturing, and controls ("CMC"). We have responded to and provided proposed resolutions for the deficiencies included in the NOD. Our responses are currently under review by Health Canada.
We are evaluating our commercialization strategy for COVAXIN in the United States and Canada, if authorized or approved in either jurisdiction. In June 2021, we selected Jubilant HollisterStier as our manufacturing partner for COVAXIN to prepare for the potential commercial manufacturing for the Ocugen Covaxin Territory. We expect to enter into a master services agreement with Jubilant HollisterStier for the commercial manufacture of COVAXIN. The technology transfer process from Bharat Biotech to Jubilant HollisterStier for drug product manufacturing has been initiated. We expect to complete qualification manufacturing runs at Jubilant HollisterStier by mid-2022.
In September 2021, we entered into a Development and Commercial Supply Agreement with Bharat Biotech, pursuant to which Bharat Biotech will supply us with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of a technology transfer. Following the completion of a technology transfer, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for the commercial manufacture and supply of COVAXIN subsequent to a regulatory authorization or approval.
Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases ("IRDs"), such as RP and LCA, and dry AMD. Our modifier gene therapy platform is based on NHRs, which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential to address multiple retinal diseases caused by mutations in multiple genes with one product; and potentially address complex diseases, such as dry AMD, that are potentially caused by imbalances in multiple gene networks.
IRDs, such as RP and LCA, can lead to visual impairment and blindness and affect over two million people worldwide. RP and LCA are rooted in mutations of more than 175 different genes. We believe that OCU400, our first product candidate being developed with our modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of IRDs, including RP and LCA. For example, we believe OCU400 has the potential to eliminate the need for developing more than 175 individual products and provide one treatment option for all RP and LCA patients. OCU400 has received four Orphan Drug Designations from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. In November 2021, we submitted an IND application to the FDA for OCU400 for the treatment of the NR2E3 and RHO disease genotypes. Our IND application was accepted by the FDA in December 2021. We have initiated a Phase 1/2 clinical trial in the United States for the treatment of these disease genotypes and the first patient is expected to be dosed in the first half of 2022. This Phase 1/2 clinical trial is a multicenter, open-label, dose ranging study to assess the safety of unilateral subretinal administration of OCU400 in subjects with NR2E3-related RP. OCU400 has additionally received Orphan Medicinal Product Designation from the European Commission, based on the recommendation of the European Medicines Agency, for RP and LCA. We believe OCU400 has the potential for broad-spectrum application to treat many IRDs. We are currently evaluating options to initiate OCU400 clinical trials in Europe.
Our second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. We are currently executing pre-IND studies consistent with FDA discussions to support a Phase 1/2 clinical trial. We have engaged CanSino Biologics, Inc. to manufacture clinical supplies and be responsible for the CMC development for OCU400 and OCU410.
Novel Biologic Therapy for Retinal Diseases
Our pipeline also includes our biologic product candidate, OCU200, a novel fusion protein designed to treat severely sight-threatening diseases such as DME, DR, and wet AMD. We are currently establishing a current Good Manufacturing Practice process for the production of clinical trial materials and executing pre-IND studies consistent with FDA discussions to support a Phase 1/2a clinical trial. We have completed the technology transfer of manufacturing processes to our contract development and manufacturing organization that will manufacture OCU200 clinical supplies.
Impact of COVID-19 on our Business
The COVID-19 pandemic had an impact on our operations during 2021. For example, during the first half of 2021, India experienced a surge in COVID-19 infections, which created significant uncertainty as to the timing of completion for Bharat Biotech’s Phase 3 clinical trial, due in part to the diversion of medical resources and supplies of COVAXIN in India. During this time, we experienced delays in our receipt of certain additional data from Bharat Biotech’s Phase 3 clinical trial, which created uncertainty regarding our ability to timely submit required documentation to the FDA for COVAXIN. In addition, the COVID-19 pandemic adversely impacted many of the companies within our supply chain and other third parties upon which we rely to conduct our business.
The COVID-19 pandemic is continually evolving and we are closely monitoring the situation. Impacts from the COVID-19 pandemic remain highly uncertain and subject to change and, as such, we cannot predict the specific duration or impact that the COVID-19 pandemic may have on our operations going forward, including our preclinical activities, future clinical trials, and potential commercialization. The extent to which the COVID-19 pandemic may impact our operations is dependent on future developments, including but not limited to: (i) the duration of the spread of the SARS-CoV-2 virus, including the spread of variants, (ii) the future actions taken by governmental authorities and regulators with respect to the COVID-19 pandemic, and (iii) the impact on our partners, collaborators, and suppliers. We will continue to monitor the situation closely as these effects could have a material impact on our operations.
Financial Operations Overview
We have no products approved for commercial sale and have not generated significant revenue to date. We have never been profitable and have incurred net losses in each year since inception. We incurred net losses of approximately $58.4 million, $21.8 million, and $20.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $131.7 million and a cash, cash equivalents, and restricted cash balance of $95.1 million. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
Segment Information
As of December 31, 2021, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision-maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2021, substantially all of our assets were located in the United States. Our headquarters and operations are located in Malvern, Pennsylvania.

Research and development expense
Research and development costs are expensed as incurred. These costs consist of internal and external expenses, as well as depreciation expense on assets used within our research and development activities. Internal expenses include the cost of salaries, benefits, severance, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, as well as allocated rent and utilities expenses. External expenses include development, clinical trials, patent costs, and regulatory compliance costs incurred with research organizations, contract manufacturers, and other third-party vendors. License fees paid to acquire access to proprietary technology are expensed to research and development, unless it is determined that the technology is expected to have an alternative future use. All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred to research and development expense due to the uncertainty about the recovery of the expenditure. We record costs for certain development activities, such as preclinical studies and clinical trials, based on our evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as applicable. Our recording of costs for certain development activities requires us to use estimates. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates.
Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidates. We anticipate that our research and development expenses will be higher in fiscal year 2022 and subsequent periods as compared to the prior periods presented herein as we prepare for the commercialization of COVAXIN in the United States and Canada, if authorized or approved, as well as conduct preclinical and clinical activities with respect to our product candidates.
Our research and development expenses are not currently tracked on a program-by-program basis for indirect and overhead costs. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying, developing, and commercializing product candidates.
At this time, due to the inherently unpredictable nature of preclinical and clinical developments as well as regulatory approval (or authorization) and commercialization, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in our continued development and commercialization efforts. As a result of these uncertainties, successful development and completion of clinical trials as well as regulatory authorization or approval and commercialization are uncertain and may not result in authorized or approved and commercialized products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to our ability to enter into collaborations with respect to each product candidate, the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of each product candidate.
General and administrative expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, severance, insurance, and stock-based compensation expense, for employees in executive, accounting, commercialization, human resources, and other administrative functions. General and administrative expense also includes expenses related to pre-commercial activities, corporate facility costs, such as allocated rent and utilities, insurance premiums, legal fees related to corporate matters, and fees for auditing, accounting, and other consulting services.
We anticipate that our general and administrative expenses will increase in fiscal year 2022 as compared to the prior periods presented herein as a result of higher corporate infrastructure costs including, but not limited to accounting, legal, human resources, consulting, investor relations, and public company insurance fees. Additionally, we anticipate an increase in general and administrative expenses as we prepare to support the potential commercialization of COVAXIN, if authorized or approved.
Change in fair value of derivative liabilities
The change in fair value of derivative liabilities was $3.2 million during the year ended December 31, 2019. This change in fair value of derivative liabilities was related to certain convertible notes issued in 2018 and 2019 (the "Convertible Notes") containing embedded conversion and change-in-control features, which were recorded at fair value as derivative liabilities and revalued at each reporting date as well as the Series B Warrants that were issued in connection with a Securities Purchase Agreement entered into with certain accredited investors in June 2019 and were classified as derivative liabilities at issuance and reevaluated each reporting period until they met the derivative scope exception allowing for stockholders' equity classification during the year ended December 31, 2019. The Convertible Notes were extinguished during the year ended

December 31, 2019. There were no derivative instruments revalued on a recurring basis during the years ended December 31, 2021 and 2020.
Results of Operations
The following discussion and analysis of our results of operations includes a comparison of the year ended December 31, 2021 to the year ended December 31, 2020. For the discussion and analysis of our results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019, refer to Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission ("SEC") on March 19, 2021 (the "2020 Form 10-K"), which is incorporated herein by reference.

	Year ended December 31,
(in thousands)	2021	2020	Change
Revenues
Collaboration revenue	$—	$43	$(43)
Total revenues	—	43	(43)
Operating expenses
Research and development	35,108	6,354	28,754
In-process research and development	—	7,000	(7,000)
General and administrative	22,920	7,974	14,946
Total operating expenses	58,028	21,328	36,700
Loss from operations	(58,028)	(21,285)	(36,743)
Total other income (expense)	(389)	(537)	148
Loss before income taxes	(58,417)	(21,822)	(36,595)
Income tax benefit	(52)	—	(52)
Net loss	$(58,365)	$(21,822)	$(36,543)
Research and development expense
Research and development expense increased by $28.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to the $15.0 million upfront payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021 as well as increases of $4.6 million in COVAXIN development, regulatory, and manufacturing activities, $3.1 million in OCU400 preclinical and clinical activities, $2.8 million in employee-related expenses, $1.7 million in stock-based compensation expense, and $1.6 million in OCU200 preclinical activities. The increases were partially offset by a $1.1 million decrease for the discontinuation of a product candidate in 2020.
In-process research and development expense
In-process research and development expense decreased by $7.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was due to the write-off of an intangible asset held for sale during the year ended December 31, 2020 as a sale of the intangible asset was deemed not probable to be completed within one year from the date the intangible asset was initially recorded as held for sale.
General and administrative expense
General and administrative expenses increased by $14.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to increases of $4.6 million in stock-based compensation expense, $3.0 million in expenses for stockholder meetings and proxy solicitation, $2.5 million in professional expenses, including legal and consulting fees, $2.3 million in employee-related expenses, and $1.3 million in COVAXIN pre-commercial expenses.

Total Other Income (Expense)
Total other income (expense) decreased by $0.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Other income (expense) during the year ended December 31, 2021 primarily relates to $0.8 million related to a loss on the write-off of the Promissory Note (as defined in Note 4 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) deemed uncollectible, partially offset by a gain on loan extinguishment of $0.4 million for the PPP Note (as defined in Note 8 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) forgiveness obtained in May 2021. Other income (expense) during the year ended December 31, 2020 primarily relates to debt discount interest expense on the Warrant Exchange Promissory Notes (as defined in Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) of $0.6 million, offset by the recognition of $0.2 million in deferred grant proceeds.
Liquidity and Capital Resources
As of December 31, 2021, we had $95.1 million in cash, cash equivalents, and restricted cash. We have not generated significant revenue to date and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. Since our inception and through December 31, 2021, we have raised an aggregate of $219.6 million to fund our operations, of which $206.9 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $2.2 million was from debt, and $0.2 million from grant proceeds.
In February 2022, we issued and sold 16.0 million shares of our common stock at an offering price of $3.13 per share in a public offering and received net proceeds of $49.8 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. In April 2021, we issued and sold 10.0 million shares of our common stock at an offering price of $10.00 per share in a registered direct offering pursuant to a securities purchase agreement with certain institutional investors (the "April 2021 Registered Direct Offering") and received net proceeds of $93.4 million. In February 2021, we issued and sold 3.0 million shares of our common stock at an offering price of $7.65 per share in a registered direct offering pursuant to a securities purchase agreement with certain institutional investors ("February 2021 Registered Direct Offering") and received net proceeds of $21.2 million. Additionally, during the year ended December 31, 2021, we sold 1.0 million shares of our common stock under an at-the-market offering ("ATM") and received net proceeds of $4.8 million. During the year ended December 31, 2020, we sold 108.1 million shares of our common stock under ATMs and received net proceeds of $36.3 million. See Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our equity issuances.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $58.4 million, $21.8 million, and $20.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $131.7 million. In addition, as of December 31, 2021, we had accounts payable and accrued expenses and other current liabilities of $6.6 million and indebtedness of $1.7 million.
The following discussion and analysis of a summary of our cash flows includes a comparison of the year ended December 31, 2021 to the year ended December 31, 2020. For the discussion and analysis that compares our summary of cash flows for the year ended December 31, 2020 with the year ended December 31, 2019, refer to Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2020 Form 10-K, which is incorporated herein by reference.

	Year ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(47,941)	$(14,709)
Net cash used in investing activities	(1,816)	(307)
Net cash provided by financing activities	120,676	31,611
Net increase in cash, cash equivalents, and restricted cash	$70,919	$16,595
Operating activities
Cash used in operating activities was $47.9 million for the year ended December 31, 2021 compared with $14.7 million for the year ended December 31, 2020. The increase in cash used in operating activities was primarily driven by the $15.0 million upfront payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021, an increase in our research and development expenses for our product candidates, specifically clinical trial and manufacturing expenses related to COVAXIN, an increase in employee-related expenses as we expand our headcount and continue to provide competitive compensation plans to support our development, commercialization, and business efforts, and an increase in expenses for stockholder meetings and proxy solicitation.
Investing activities
Cash used in investing activities was $1.8 million for the year ended December 31, 2021 compared with $0.3 million for the year ended December 31, 2020. The increase in cash used by investing activities was primarily driven by an increase of $0.6 million in purchases of property and equipment and the issuance of the Promissory Note (as defined in Note 4 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K) of $0.8 million.
Financing activities
Cash provided by financing activities was $120.7 million for the year ended December 31, 2021 compared to $31.6 million for the year ended December 31, 2020. During the year ended December 31, 2021, cash provided by financing activities primarily consisted of gross proceeds of $100.0 million and $22.9 million received from the April 2021 Registered Direct Offering and the February 2021 Registered Direct Offering, respectively, and gross proceeds of $5.0 million received under an ATM, partially offset by payments of equity issuance costs of $8.5 million. During the year ended December 31, 2020, cash provided by financing activities primarily consisted of gross proceeds of $37.8 million received under ATMs and $0.9 million in proceeds from the issuance of debt, partially offset by payments of equity issuance costs of $1.5 million and repayments of debt of $5.6 million.
Contractual Obligations
Licensing and Development Agreements

We have obligations under certain license and development agreements for our product candidates including annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products. See Note 3 in the notes to the consolidated financial statements included in elsewhere in this Annual Report on Form 10-K for information regarding our obligations under licensing and development agreements.
Lease Obligations
We have obligations under our operating leases, which include leased office, laboratory, and storage space, located in Malvern, Pennsylvania. As of December 31, 2021, we had future minimum operating lease base rent payment obligations of $1.8 million, with $0.4 million payable within 12 months related to leases that have commenced. See Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our obligations under lease obligations, including the aggregate estimated base rent payments for the lease not yet commenced.
Indebtedness
We have outstanding debt related to the funds borrowed from EB5 Life Sciences, L.P. ("EB-5 Life Sciences") pursuant to the U.S. government's Immigrant Investor Program, commonly known as EB-5 program. Pursuant to the EB-5 loan agreement entered into with EB-5 Life Sciences, we can borrow up to $10.0 million in $0.5 million increments. Borrowings are at a fixed interest rate of 4.0%. Outstanding borrowings pursuant to the EB-5 Program become due upon the seventh anniversary of the final disbursement. Under the terms and conditions of the EB-5 loan agreement, we borrowed $1.0 million in 2016 and an additional $0.5 million in March 2020. As of December 31, 2021, there was $1.5 million of principal outstanding under the EB-5 loan agreement. See Note 8 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our obligations under the EB-5 loan agreement.
Consulting Agreements
We have obligations under a consulting agreement with an individual providing services to us with regard to our Canadian operations (the "Canada Consulting Agreement"). Compensation under the Canada Consulting Agreement includes, among other forms of compensation, cash payments of up to $3.0 million upon the achievement of certain milestones related to COVAXIN. See Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our obligations under the Canada Consulting Agreement.

Supply Commitments
In February 2022, we entered into a commitment to purchase $14.3 million of COVAXIN drug product components from Bharat Biotech to support the technology transfer from Bharat Biotech to Jubilant HollisterStier. We previously issued Series B Convertible Preferred Stock in March 2021 as an advance payment of $6.0 million for the supply of COVAXIN to be provided by Bharat Biotech pursuant to the Supply Agreement, which will be applied to this commitment. See Note 9 and Note 15 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding the Series B Convertible Preferred Stock and our supply commitments.
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
•costs related to doing business internationally including our proposed development and commercialization of COVAXIN in Canada;
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
As of December 31, 2021, we had cash, cash equivalents, and restricted cash of approximately $95.1 million. This amount will not meet our capital requirements over the next 12 months. We will need to raise significant additional capital in order to fund our future operations. Our operating and capital requirements may change as a result of many factors currently unknown to us. To the extent that cash generated from future potential revenues of COVAXIN, if authorized or approved, is not sufficient, our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, or other funding from the government or other third parties. There can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to research, develop, and commercialize our product candidates, there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements included in this Annual Report on Form 10-K are issued.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reported period. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
While our significant accounting policies are described in more detail in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are those most critical to the preparation of our consolidated financial statements:
Stock-based compensation
We account for our stock-based compensation awards in accordance with the FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). We have issued stock-based compensation awards including stock options and restricted stock units ("RSUs"), and we also account for certain issuances of preferred stock and warrants in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options and RSUs, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We use the Black-Scholes option-pricing model to determine the fair value of options granted. The fair value of the RSUs is determined by the market price of a share of our common stock on the grant date. We recognize forfeitures as they occur.
Compensation expense related to stock-based compensation awards subject to service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based awards generally vest over a one to three year requisite service period and have a contractual term of 10 years. To the extent a stock-based compensation award is subject to performance-based vesting conditions, the amount of compensation expense recorded reflects an assessment of the probability of achieving the performance conditions. Compensation expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Shares issued upon stock option exercise and RSU vesting are newly issued shares of common stock.
Estimating the fair value of stock options requires the input of subjective assumptions, including the expected term of the option, stock price volatility, the risk-free interest rate, and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent our best estimates and involve a number of variables, uncertainties, assumptions, and the application of our judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
The assumptions used in our Black-Scholes option-pricing model for stock options are as follows:
Expected Term. Due to the historical lack of a public market for the trading of our common stock and the lack of sufficient company-specific historical data, the expected term of employee options is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin No. 107, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.
Expected Volatility. The expected volatility is based on our historical volatilities and that of similar entities within our industry for periods commensurate with the expected term assumption.
Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
Expected Dividends. The expected dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.

Stock-based compensation expense was $7.0 million, $0.7 million, and $0.9 million for the years ended December 31, 2021, 2020, and 2019 respectively. As of December 31, 2021, we had $12.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.1 years.
Research and Development and Clinical Trial Accruals
As part of the process of preparing the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we are required to estimate and record expenses, for which a large portion are research and development expenses. Research and development expenses include, among other categories, development, clinical trials, patent costs, and regulatory compliance costs incurred with research organizations, contract manufacturers, and other third-party vendors. The estimation process involves identifying services that have been performed on our behalf by third-parties, estimating and accruing expenses in our consolidated financial statements based on the evaluation of the progress to completion of specific tasks and the facts and circumstances known to us at the time of the estimate, and assessing the accuracy of these estimates going forward to determine if adjustments are required. We periodically collaborate with the third-parties to assist in determining our estimates. Payments for these activities performed by third-parties are based on the terms of the individual arrangements with the third-parties, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as applicable. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates. Any changes to estimates will be recorded in the period in which a circumstance causing a change in estimate becomes known and the impact of any change in estimate could be material.
Series B Convertible Preferred Stock Issuance
On March 1, 2021, we entered into a preferred stock purchase agreement, pursuant to which we agreed to issue and sell 0.1 million shares of our Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Convertible Preferred Stock"), at a price per share equal to $109.60, to Bharat Biotech. On March 18, 2021, we issued the Series B Convertible Preferred Stock as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech pursuant to a supply agreement with Bharat Biotech. The Series B Convertible Preferred Stock contains multiple conversion conditions, including our receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN pursuant to the aforementioned supply agreement. We accounted for the issuance of the Series B Convertible Preferred Stock in accordance with ASC 718 and recorded the fair value of $5.0 million within stockholders' equity during the year ended December 31, 2021, with a corresponding short-term asset for the advanced payment for the doses of COVAXIN. We utilized the traded common stock price, adjusted by the Conversion Ratio (as defined in Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), to value the Series B Convertible Preferred Stock and the Finnerty model to estimate a 15% discount rate for the lack of marketability of the instrument. The valuation incorporates Level 3 inputs in the fair value hierarchy, including the estimated time until the instrument's liquidity and estimated volatility of our common stock as of the grant date. As of December 31, 2021, we had not yet received shipments from Bharat Biotech of doses of COVAXIN, and as such, the amount remains recorded as a short-term asset for the advance payment for the doses of COVAXIN. See Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Accounting for the Warrant Exchange
On October 4, 2019, we issued warrants to purchase our common stock: the Series A Warrants, Series B Warrants, and Series C Warrants. On April 22, 2020, we entered into Amendment and Exchange Agreements (each an "Exchange Agreement" and collectively, the "Exchange Agreements") with the Series A Warrants holders. Pursuant to the Exchange Agreements, among other things, the number of common stock issuable upon the exercise of the Series A Warrants was adjusted. Concurrently with the Exchange Agreements, the Series A Warrants holders exchanged the Series A Warrants for shares of common stock and promissory notes (the "Warrant Exchange Promissory Notes") (collectively, the "Warrant Exchange").
We accounted for the Warrant Exchange by recognizing the fair value of the consideration transferred in excess of the carrying value of the Series A Warrants as a reduction of additional paid-in capital. The fair value of the consideration transferred was comprised of (i) the fair value of the common stock issued based on the number of shares issued and our stock price on the date of issuance and (ii) the fair value at issuance of the Warrant Exchange Promissory Notes based on Level 2 fair value inputs. The fair value of the consideration transferred was in excess of the fair value of the Series A Warrants immediately prior to the consideration transfer. The excess consideration was accounted for as a deemed dividend to the Series A Warrant holders and is reflected as an additional net loss attributed to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2020. The fair value of the Series A Warrants immediately prior to the consideration transfer was estimated using a Black-Scholes valuation model. Inputs used in the valuation were unobservable and were therefore classified as Level 3 fair value inputs. See Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
As of December 31, 2021, we are not subject to any material market risk, including interest rate risk and foreign currency exchange rate risk. We consider all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government and U.S. government agency obligations. Given the short-term nature of these investments, we believe there is no associated material interest rate risk. We additionally conduct business both domestically and internationally and are therefore subject to foreign currency exchange rates. Foreign currency exchange rates do not currently have a material impact on our business and therefore do not represent a material market risk. We additionally do not have material commodity price or equity price risks.
Item 8.    Financial Statements and Supplementary Data
The financial statements required by this item are set forth beginning at page F-1 of this report and are incorporated herein by reference. The reports of our Independent Registered Public Accounting Firm, Ernst & Young LLP, Public Company Accounting Oversight Board identification number 42, are also included therein.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
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
Under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, as stated in their report included with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11.     Executive Compensation.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14.    Principle Accountant Fees and Services.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV
Item 15.    Exhibit and Financial Statement Schedules.
The financial statements, financial statement schedules, and exhibits filed as part of this Annual Report on Form 10-K are as follows:
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

3.2
Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Reverse Stock Split and the Authorized Share Increase (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed October 1, 2019, and incorporated herein by reference)

3.3
Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Name Change (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on October 1, 2019, and incorporated herein by reference)

3.4
Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Increase in Authorized Shares of Common Stock (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Histogenics Corporation (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed on September 16, 2016, and incorporated herein by reference)

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Ocugen, Inc. (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference)

3.7	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K as filed on October 1, 2019, and incorporated herein by reference)

4.1*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of Common Stock Purchase Warrant (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference)

4.3*	Form of Common Stock Purchase Warrant with Liminal Biosciences Inc.

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

Exhibit	Description

10.7+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference)

10.8+
Form of Performance-Vested Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)

10.9+	Form of Stock Option Agreement for Inducement Option Awards (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 6, 2021, and incorporated herein by reference)

10.10+
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Inducement Restricted Stock Unit Awards (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 6, 2021, and incorporated herein by reference)

10.11	Form of Securities Purchase Agreement dated as of February 7, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2021 and incorporated herein by reference)

10.12	Form of Securities Purchase Agreement dated as of April 23, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2021 and incorporated herein by reference)

10.13#
Exclusive License Agreement, effective as of March 3, 2014, between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.33 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.14#
First Amendment to the Exclusive License Agreement, dated as of January 23, 2017, by and between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.15
Letter of Understanding, dated November 8, 2017, between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.35 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.16#
Exclusive License Agreement, effective as of December 19, 2017, between The Schepens Eye Research Institute, Inc and Ocugen Opco, Inc. (filed as Exhibit 10.37 to the Registrant’s Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.17#
Co-Development, Supply and Commercialization Agreement, dated as of January 31, 2021, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)

10.18
First Amendment to Co-Development, Supply and Commercialization Agreement, dated as of May 29, 2021, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 6, 2021, and incorporated herein by reference)

10.19#
Development and Commercial Supply Agreement, dated September 29, 2021, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2021, and incorporated herein by reference)

10.20
Loan and Security Agreement, effective as of September 12, 2016, by and between EB5 Life Sciences, LP and Ocugen Opco, Inc. (filed as Exhibit 10.42 to the Registrant’s Registration Statement on Form S-4/A (SEC File No. 333-232147), as filed on July 23, 2019, and incorporated herein by reference)

10.21
Asset Purchase Agreement dated May 8, 2019 by and between the Registrant and Medavate Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 13, 2019, and incorporated herein by reference)

10.22
Amendment No. 1 to Asset Purchase Agreement, dated September 26, 2019, by and between the Registrant and Medavate Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on October 1, 2019, and incorporated herein by reference)

10.23
Amendment No. 2 to Asset Purchase Agreement, dated October 4, 2019, by and between the Registrant and Medavate Corp. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on October 7, 2019, and incorporated herein by reference)

Exhibit	Description

10.24#
Co-Development and Commercialization Agreement, dated as of September 27, 2019, by and among the Registrant and CanSino Biologics Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 12, 2019, and incorporated herein by reference)

10.25#
First Amendment to the Co-Development and Commercialization Agreement, dated September 30, 2021, by and between the Registrant and CanSino Biologics, Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2021, and incorporated herein by reference)

10.26+
Employment Agreement, dated as of September 10, 2019, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 12, 2019, and incorporated herein by reference)

10.27+
Amendment to Executive Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 8, 2020, and incorporated herein by reference)

10.28+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference)

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm to the Registrant

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
_____________________
*    Filed herewith.
#    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulations S-K.
+    Indicates a management contract or compensatory plan or arrangement.

Item 16.    10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocugen, Inc.

Dated: February 28, 2022	/s/ Shankar Musunuri, Ph.D., MBA
Shankar Musunuri, Ph.D., MBA Chief Executive Officer & Chairman (Principal Executive Officer)

Dated: February 28, 2022	/s/ Sanjay Subramanian
Sanjay Subramanian Chief Financial Officer and Head of Corporate Development (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/
/s/ Shankar Musunuri	Chairman, Chief Executive Officer, and Director	February 28, 2022
Shankar Musunuri	(Principal Executive Officer)

/s/ Sanjay Subramanian	Chief Financial Officer and Head of Corporate Development	February 28, 2022
Sanjay Subramanian	(Principal Financial and Principal Accounting Officer)

/s/ Ramesh Kumar	Director	February 28, 2022
Ramesh Kumar

/s/ Junge Zhang	Director	February 28, 2022
Junge Zhang

/s/ Uday Kompella	Director	February 28, 2022
Uday Kompella

/s/ Manish Potti	Director	February 28, 2022
Manish Potti

/s/ Kirsten Castillo	Director	February 28, 2022
Kirsten Castillo

/s/ Prabhavathi Fernandes	Director	February 28, 2022
Prabhavathi Fernandes

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCUGEN, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ocugen, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocugen, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for convertible preferred stock
Description of the Matter
As discussed in Note 9 of the consolidated financial statements, the Company issued Series B convertible preferred stock ("convertible preferred stock") in March 2021 to Bharat Biotech as an advance payment for the supply of COVAXIN. The Company accounts for convertible preferred stock as a liability or as an equity instrument depending on the specific terms of the preferred stock purchase agreement. The Company accounted for the convertible preferred stock as an equity instrument within stockholder's equity at its fair value and recognized a corresponding short-term asset for the advance payment.

Auditing the accounting conclusions for the convertible preferred stock was complex and required significant auditor judgement to evaluate the classification of the preferred stock on the balance sheet. In particular, the accounting for convertible preferred stock involved an assessment of its terms, including the settlement provisions, to determine if the convertible preferred stock should be classified as an equity instrument or liability.

How We Addressed the Matter in Our Audit	To test the accounting for convertible preferred stock, our audit procedures included, among others, inspecting the preferred stock purchase agreement, including the form of preferred stock, settlement provisions, and testing the Company's technical accounting analysis of the preferred stock purchase agreement and application of the relevant accounting guidance. This also included the involvement of subject matter resources to assist in evaluating management's conclusion on the interpretation and application of the relevant accounting literature.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Philadelphia, Pennsylvania
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ocugen, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Ocugen, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ocugen, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 28, 2022

OCUGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$94,958	$24,039
Advance for COVAXIN supply	4,988	—
Prepaid expenses and other current assets	2,700	1,839
Total current assets	102,646	25,878
Property and equipment, net	1,164	633
Restricted cash	151	151
Other assets	1,800	714
Total assets	$105,761	$27,376
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,312	$395
Accrued expenses and other current liabilities	4,325	2,941
Short-term debt, net	—	234
Operating lease obligations	363	44
Total current liabilities	7,000	3,614
Non-current liabilities
Operating lease obligations, less current portion	1,231	389
Long term debt, net	1,712	1,823
Total non-current liabilities	2,943	2,212
Total liabilities	9,943	5,826
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at December 31, 2021 and 2020
Series A; seven issued and outstanding at December 31, 2021 and 2020	—	—
Series B; 54,745 and zero issued and outstanding at December 31, 2021 and 2020, respectively	1	—
Common stock; $0.01 par value; 295,000,000 and 200,000,000 authorized; 199,502,183 and 184,133,384 shares issued, and 199,380,683 and 184,011,884 shares outstanding at December 31, 2021 and 2020, respectively	1,995	1,841
Treasury Stock, at cost, 121,500 shares at December 31, 2021 and 2020	(48)	(48)
Additional paid-in capital	225,537	93,059
Accumulated deficit	(131,667)	(73,302)
Total stockholders’ equity	95,818	21,550
Total liabilities and stockholders’ equity	$105,761	$27,376
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenues
Collaboration revenue	$—	$43	$—
Total revenues	—	43	—
Operating expenses
Research and development	35,108	6,354	8,086
In-process research and development	—	7,000	—
General and administrative	22,920	7,974	6,077
Total operating expenses	58,028	21,328	14,163
Loss from operations	(58,028)	(21,285)	(14,163)
Other income (expense)
Change in fair value of derivative liabilities	—	—	(3,187)
Loss on debt conversion	—	—	(341)
Interest expense	(79)	(721)	(1,768)
Other income (expense)	(310)	184	(784)
Total other income (expense)	(389)	(537)	(6,080)
Loss before income taxes	(58,417)	(21,822)	(20,243)
Income tax benefit	(52)	—	—
Net loss and comprehensive income	$(58,365)	$(21,822)	$(20,243)
Deemed dividend related to Warrant Exchange	—	(12,546)	—
Net loss to common stockholders	$(58,365)	$(34,368)	$(20,243)

Shares used in calculating net loss per share attributable to common stockholders — basic and diluted	195,013,043	112,236,110	13,893,819
Net loss per share attributable to common stockholders — basic and diluted	$(0.30)	$(0.31)	$(1.46)
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	—	$—	4,960,552	$50	$—	$18,478	$(31,237)	$(12,709)
Stock-based compensation expense	—	—	—	—	—	—	—	884	—	884
Issuance of common stock for subscription agreement	—	—	—	—	80,569	1	—	999	—	1,000
Conversion of debt	—	—	—	—	1,125,673	11	—	13,969	—	13,980
Issuance of common stock and warrants for Pre-Merger Financing	—	—	—	—	4,385,964	44	—	13,106	—	13,150
Issuance of stock for reverse asset acquisition, net	7	—	—	—	1,651,748	17	—	3,549	—	3,566
Reclassification of Series B Warrants from liability to equity	—	—	—	—	—	—	—	11,256	—	11,256
Issuance of common stock for warrant exercises, net	—	—	—	—	40,542,222	405	—	(222)	—	183
Repurchase of treasury stock	—	—	—	—	—	—	(48)	—	—	(48)
Net loss	—	—	—	—	—	—	—	—	(20,243)	(20,243)
Balance at December 31, 2019	7	$—	—	$—	52,746,728	$528	$(48)	$62,019	$(51,480)	$11,019
Stock-based compensation expense	—	—	—	—	—	—	—	660	—	660
Warrant Exchange	—	—	—	—	21,920,820	219	—	(5,197)	—	(4,978)
Issuance of common stock for subscription agreements and warrant exercises	—	—	—	—	1,328,405	13	—	319	—	332
At-the-market common stock issuance, net	—	—	—	—	108,137,431	1,081	—	35,258	—	36,339
Net loss	—	—	—	—	—	—	—	—	(21,822)	(21,822)
Balance at December 31, 2020	7	$—	—	$—	184,133,384	$1,841	$(48)	$93,059	$(73,302)	$21,550
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	7	$—	—	$—	184,133,384	$1,841	$(48)	$93,059	$(73,302)	$21,550
Stock-based compensation expense	—	—	—	—	—	—	—	6,958	—	6,958
Issuance of common stock for option and warrant exercises	—	—	—	—	1,381,799	14	—	1,248	—	1,262
At-the-market common stock issuance, net	—	—	—	—	987,000	10	—	4,839	—	4,849
Registered direct offering common stock issuance, net	—	—	—	—	13,000,000	130	—	114,480	—	114,610
Series B Convertible Preferred Stock issuance, net	—	—	54,745	1	—	—	—	4,953	—	4,954
Net loss	—	—	—	—	—	—	—	—	(58,365)	(58,365)
Balance at December 31, 2021	7	$—	54,745	$1	199,502,183	$1,995	$(48)	$225,537	$(131,667)	$95,818
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(58,365)	$(21,822)	$(20,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	229	102	61
Non-cash interest expense	78	721	1,734
Non-cash lease expense	360	189	250
In-process research and development expense	—	7,000	—
Change in fair value of derivative liability	—	—	3,187
Stock-based compensation expense	6,958	660	884
Loss on debt conversion	—	—	341
Income tax benefit	(52)	—	—
Gain on forgiveness of PPP Note	(426)	—	—
Impairment on note receivable	761	—	—
Other non-cash	26	(349)	5
Changes in assets and liabilities:
Prepaid expenses and other current assets	(742)	(370)	(1,007)
Accounts payable and accrued expenses	3,498	(541)	(1,629)
Other assets	100	(104)	(227)
Lease obligations	(366)	(195)	(249)
Net cash used in operating activities	(47,941)	(14,709)	(16,893)
Cash flows from investing activities
Purchase of property and equipment	(939)	(307)	(30)
Payments for asset acquisitions	(127)	—	(2,327)
Issuance of note receivable	(750)	—	—
Net cash used in investing activities	(1,816)	(307)	(2,357)
Cash flows from financing activities
Proceeds from issuance of common stock	129,211	37,822	1,183
Payment of equity issuance costs	(8,525)	(1,477)	—
Purchases of treasury stock	—	—	(48)
Proceeds from Pre-Merger Financing	—	—	22,546
Proceeds from issuance of debt	—	921	6,800
Payments of debt issuance costs	—	(6)	(99)
Repayments of debt	—	(5,625)	(5,290)
Financing lease principal payments	(10)	(24)	(26)
Net cash provided by financing activities	120,676	31,611	25,066
Net increase in cash, cash equivalents, and restricted cash	70,919	16,595	5,816
Cash, cash equivalents, and restricted cash at beginning of period	24,190	7,595	1,779
Cash, cash equivalents, and restricted cash at end of period	$95,109	$24,190	$7,595
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year ended December 31,
	2021	2020	2019
Supplemental disclosure of non-cash investing and financing transactions:
Exercise of warrants	$603	$—	$—
Series B Convertible Preferred Stock issuance	$4,988	$—	$—
Forgiveness of PPP Note	$426	$—	$—
Purchase of property and equipment	$16	$214	$—
Right-of-use assets related to operating leases	$1,226	$180	$470
Issuance of Warrant Exchange Promissory Notes	$—	$5,625	$—
Obligation settled with common stock	$—	$331	$—
Conversion of convertible notes	$—	$—	$13,980
Equity issuance costs	$—	$4	$1,150
Reverse asset acquisition costs	$—	$—	$2,253
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Ocugen, Inc., together with its wholly owned subsidiaries (“Ocugen” or the “Company”), is a clinical-stage biopharmaceutical company focused on developing gene therapies to cure blindness diseases and developing a vaccine to save lives from COVID-19. The Company is headquartered in Malvern, Pennsylvania, and manages its business as one operating segment.
COVID-19 Vaccine Candidate
In February 2021, the Company entered into a Co-Development, Supply and Commercialization Agreement with Bharat Biotech International Limited ("Bharat Biotech"), pursuant to which the Company obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 caused by SARS-CoV-2 in the United States, its territories, and possessions. In June 2021, the Company entered into an amendment to the Co-Development, Supply and Commercialization Agreement (as so amended, the "Covaxin Agreement") pursuant to which the parties agreed to expand the Company's rights to develop, manufacture, and commercialize COVAXIN to include Canada in addition to the United States, its territories, and possessions (the "Ocugen Covaxin Territory").
COVAXIN is a whole-virion inactivated COVID-19 vaccine candidate and is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). COVAXIN was granted an Emergency Use Listing by the World Health Organization in November 2021. Over 295 million doses globally have been administered to date.
The Company is pursuing Biologics License Application ("BLA") approval for COVAXIN in the United States based upon the recommendation of the U.S. Food and Drug Administration ("FDA"). In October 2021, the Company submitted an Investigational New Drug ("IND") application to the FDA to initiate a Phase 2/3 immuno-bridging and broadening clinical trial evaluating COVAXIN for adults ages 18 years and older. The clinical trial is designed to evaluate whether the immune response experienced in participants in a completed Phase 3 clinical trial in India is similar to a demographically representative, adult population in the United States. In November 2021, the Company was notified that the FDA issued a clinical hold on its IND application. In December 2021, the FDA sent the Company a letter setting forth the reasons for the clinical hold and specific guidance on steps that must be taken to have the clinical hold lifted. The Company provided the FDA responses to their comments and the FDA lifted its clinical hold in February 2022. The Company plans to initiate the Phase 2/3 immuno-bridging and broadening clinical trial for COVAXIN as soon as the Company is able to. The Company also plans to initiate a safety-bridging clinical trial in the first half of 2022, subject to discussions with the FDA. Subject to the foregoing, the Company anticipates submitting a BLA with the FDA near the end of 2022. In November 2021, the Company also submitted a request to the FDA for Emergency Use Authorization ("EUA") for COVAXIN for pediatric use in ages two to 18 years in the United States. The EUA submission was based on the results of a Phase 2/3 immuno-bridging pediatric clinical trial conducted by Bharat Biotech in India. The Company's EUA submission is currently under review by the FDA. In February 2022, Delta and Omicron neutralization results along with a safety database of more than 36 million teenagers who had been vaccinated with COVAXIN were submitted to the FDA to support the Company's EUA submission.
The Company is also pursuing approval for COVAXIN in Canada. In July 2021, the Company completed its rolling submission to Health Canada for COVAXIN. The rolling submission process, which permits companies to submit safety and efficacy data and information as they become available, was recommended and accepted under the Minister of Health’s Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19 and transitioned to a New Drug Submission ("NDS") for COVID-19. The submission was conducted through the Company's Canadian subsidiary, Vaccigen Ltd. The Company is in discussions with Health Canada regarding its NDS submission for COVAXIN. In December 2021, the Company was provided with a Notice of Deficiency ("NOD") from Health Canada regarding its NDS submission. Health Canada requested further analyses of the COVAXIN preclinical and clinical data, as well as additional information regarding chemistry, manufacturing, and controls ("CMC"). The Company has responded to and provided proposed resolutions for the deficiencies included in the NOD. The Company's responses are currently under review by Health Canada.
The Company is evaluating its commercialization strategy for COVAXIN in the United States and Canada, if authorized or approved in either jurisdiction. In June 2021, the Company selected Jubilant HollisterStier as its manufacturing partner for COVAXIN to prepare for the potential commercial manufacturing for the Ocugen Covaxin Territory. The Company expects to enter into a master services agreement with Jubilant HollisterStier for the commercial manufacture of COVAXIN. The technology transfer process from Bharat Biotech to Jubilant HollisterStier for drug product manufacturing has been initiated.
In September 2021, the Company entered into a Development and Commercial Supply Agreement (the “Supply Agreement”) with Bharat Biotech, pursuant to which Bharat Biotech will supply the Company with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of a technology transfer. Following the completion of a technology transfer, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for the commercial manufacture and supply of COVAXIN subsequent to a regulatory authorization or approval.
Modifier Gene Therapy Platform
The Company is developing a modifier gene therapy platform designed to fulfill unmet medical needs in the area of retinal diseases, including inherited retinal diseases ("IRDs"), such as retinitis pigmentosa ("RP") and Leber congenital amaurosis ("LCA"), and dry age-related macular degeneration ("AMD"). The Company's modifier gene therapy platform is based on Nuclear Hormone Receptors ("NHRs"), which have the potential to restore homeostasis, the basic biological processes in the retina. The modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential to address multiple retinal diseases caused by mutations in multiple genes with one product; and potentially address complex diseases, such as dry AMD, that are potentially caused by imbalances in multiple gene networks.
The Company believes that OCU400, its first product candidate being developed with its modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of IRDs, including RP and LCA. OCU400 has received four Orphan Drug Designations from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. In November 2021, the Company submitted an IND application to the FDA for OCU400 for the treatment of the NR2E3 and RHO disease genotypes. The Company's IND application was accepted by the FDA in December 2021. The Company has initiated a Phase 1/2 clinical trial in the United States for the treatment of these disease genotypes and the first patient is expected to be dosed in the first half of 2022. This Phase 1/2 clinical trial is a multicenter, open-label, dose ranging study to assess the safety of unilateral subretinal administration of OCU400 in subjects with NR2E3-related RP. OCU400 has additionally received Orphan Medicinal Product Designation from the European Commission, based on the recommendation of the European Medicines Agency, for RP and LCA. The Company believes OCU400 has the potential for broad spectrum applications to treat many IRDs. The Company is currently evaluating options to initiate OCU400 clinical trials in Europe.
The Company's second gene therapy candidate, OCU410, is being developed to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD. The Company is currently executing pre-IND studies consistent with FDA discussions to support a Phase 1/2 clinical trial. The Company has engaged CanSino Biologics, Inc. ("CanSinoBIO") to manufacture clinical supplies and be responsible for the CMC development for OCU400 and OCU410. See Note 3 for additional information about the Company's collaboration with CanSinoBIO.
Novel Biologic Therapy for Retinal Diseases
The Company's pipeline also includes a biologic product candidate, OCU200, a novel fusion protein designed to treat severely sight-threatening diseases such as diabetic macular edema, diabetic retinopathy, and wet AMD. The Company is currently establishing a current Good Manufacturing Practice process for the production of clinical trial materials and executing pre-IND studies consistent with FDA discussions to support a Phase 1/2a clinical trial. The Company has completed the technology transfer of manufacturing processes to its contract development and manufacturing organization that will manufacture OCU200 clinical supplies.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. The Company incurred net losses of approximately $58.4 million, $21.8 million, and $20.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the Company had an accumulated deficit of $131.7 million and cash, cash equivalents, and restricted cash totaling $95.1 million.
The Company is subject to risks, expenses, and uncertainties frequently encountered by companies in its industry. The Company intends to continue its research, development, and commercialization efforts for its product candidates, which will require significant additional funding. If the Company is unable to obtain additional financing in the future or its research, development, and commercialization efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, or other funding from the government or other third parties. Such financing may not be available at all, or on terms that are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, its plan may not be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital, or appropriately manage certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.
As a result of these factors, together with the anticipated increase in spending that will be necessary to continue to research, develop, and commercialize the Company’s product candidates and the uncertainty of futures revenues associated with COVAXIN, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and under the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of Ocugen and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with current year presentation.
Use of Estimates
In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include those used in the accounting for research and development contracts, including clinical trial accruals, debt and equity instruments (including derivative liabilities), asset held for sale, and the collectibility of the note receivable.
Segment Information
As of December 31, 2021, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker, the Company's Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2021, substantially all of the Company's assets were located in the United States.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$94,958	$24,039
Restricted cash	151	151
Total cash, cash equivalents, and restricted cash	$95,109	$24,190
Collaboration Arrangements
The Company assesses whether collaboration agreements are subject to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 808, Collaborative Arrangements ("ASC 808"), based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and the collaboration partner are subject to other accounting literature. If payments from the collaboration partner represent consideration from a customer, the Company accounts for those payments within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. However, if the Company concludes that its collaboration partner is not a customer, the Company will record royalty payments received as collaboration revenue in the period in which the underlying sale occurs and record expenses and expense reimbursements as either research and development expense or general and administrative expense, or a reduction thereof, based on the underlying nature of the expense or expense reimbursement. During the year ended December 31, 2020, the Company recorded collaboration revenue from an agreement accounted for as a collaborative arrangement within the scope of ASC 808. No collaboration revenue was recorded during the years ended December 31, 2021 and 2019.
Asset Held for Sale
During 2019, the Company had an intangible asset held for sale that was carried at its original fair value less cost to sell of $7.0 million. The Company concluded during the year ended December 31, 2020 that a sale of the intangible asset was no longer probable to be completed within one year from the date the intangible asset was initially recorded as held for sale. As such, the carrying value of the intangible asset was reduced to zero with the corresponding charge of $7.0 million recognized as in-process research and development expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2020 as the in-process research and development did not have an alternative future use.
Property and Equipment, Net
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
Expected useful lives by major asset category are as follows:

Furniture and fixtures	3 to 7 years
Machinery and equipment	5 to 7 years
Leasehold improvements	Lower of the expected useful life or remaining lease term
Leases
The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The

Company's current and historical lease agreements include lease and non-lease components, which the Company has elected not to account for separately for all classes of underlying assets. Lease expense for variable lease components is recognized when the obligation is probable.
Operating leases are included in other assets and operating lease obligations in the Company’s consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term and recognized as research and development expense or general and administrative expense based on the underlying nature of the expense. The Company currently leases real estate classified as operating leases. FASB ASC Topic 842, Leases ("ASC 842") requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit interest rate was not readily determinable in the Company’s current and historical operating leases. As such, the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of lease payments.
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
Fair Value Measurements
The Company follows the provisions of FASB ASC Topic 820, Fair Value Measurements ("ASC 820"), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
The carrying value of certain financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. As of December 31, 2021, the Company has concluded that the fair value of the borrowings under the EB-5 Loan Agreement (as defined in Note 8), using Level 2 inputs, approximate their carrying value. See Note 8 for additional information.
Financial Instruments and Derivatives
The Company does not have derivative hedging instruments used to mitigate risk. The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). Additionally, the Company assesses warrants to purchase common stock to determine liability versus stockholders' equity classification in accordance with ASC 815 and FASB ASC Topic 480, Distinguishing Liabilities from Equity. For derivative instruments that are accounted for as liabilities, including liability-designated warrants, the derivative instrument is initially recorded at its fair value as a derivative liability and is then revalued at each reporting date, with changes in the fair value reported as other income (expense) in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instrument should be recorded as a liability or as stockholders' equity, is evaluated at the end of each reporting period.
In 2018 and 2019, the Company issued convertible notes in the aggregate principal amount of $8.8 million (the "Convertible Notes"). During the year ended December 31, 2019, the Company issued 1.1 million shares of common stock at $8.69 per share to extinguish the Convertible Notes, resulting in a loss of $0.3 million and an increase of $13.0 million in additional paid-in capital. The Convertible Notes contained embedded conversion and change-in-control features, which were recorded at fair value as derivative liabilities and revalued at each reporting date. The Company additionally had Series B Warrants (as defined in Note 10) that were classified as derivative liabilities at issuance and revalued each reporting period until they met the derivative scope exception allowing for stockholders' equity classification. The change in fair value of derivative liabilities related to the Convertible Notes and the Series B Warrants was $3.2 million during the year ended December 31, 2019. There were no derivative instruments revalued on a recurring basis during the years ended December 31, 2021 and 2020.
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). The Company has issued stock-based compensation awards including stock options and restricted stock units ("RSUs"), and also accounts for certain issuances of preferred stock and warrants in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options and RSUs, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. For RSUs, the fair value of the RSUs is determined by the market price of a share of the Company's common stock on the grant date. The Company recognizes forfeitures as they occur.
Compensation expense related to stock-based compensation awards granted with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based compensation awards generally vest over a one to three year requisite service period and have a contractual term of 10 years. To the extent a stock-based compensation award is subject to performance-based vesting conditions, the amount of compensation expense recorded reflects an assessment of the probability of achieving the performance conditions. Compensation expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Shares issued upon stock option exercise and RSU vesting are newly issued shares of common stock.
Estimating the fair value of stock options requires the input of subjective assumptions, including the expected term of the stock option, stock price volatility, the risk-free interest rate, and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties, assumptions, and the application of management’s judgment, as they are inherently subjective. If any assumptions change, the Company’s stock-based compensation expense could be materially different in the future.
The assumptions used in Ocugen’s Black-Scholes option-pricing model for stock options are as follows:
Expected Term. Due to the historical lack of a public market for the trading of Ocugen common stock and the lack of sufficient company-specific historical data, the expected term of employee stock options subject to service-based vesting conditions is determined using the “simplified” method, as prescribed in SEC’s Staff Accounting Bulletin No. 107, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option.
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
Recently Adopted Accounting Standards
In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations, and calculating income taxes in interim periods. This standard also adds guidance to reduce complexity in certain areas, including recognizing franchise tax, recognizing deferred taxes for tax basis of goodwill, allocating taxes to the members of a consolidated group, and recognizing the effect of enacted changes in tax laws or rates during an interim period. This standard was effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This standard has an effective and transition date of January 1, 2022. This standard increases the transparency of transactions with the government that are accounted for by applying a grant or contribution accounting model, and aims to reduce diversity that currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities due to the lack of specific authoritative guidance in GAAP. This standard requires an entity to provide information regarding the nature of the transaction with a government and the related accounting policy used to account for this transaction, the line item on the consolidated balance sheet and consolidated statement of operations and comprehensive loss that are affected by the transaction and the amounts applicable to each financial statement line item, and the significant terms and conditions of the transaction, including commitments and contingencies. The Company does not currently expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). This standard will have an effective and transition date of January 1, 2022. This standard clarifies and reduces diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options, including warrants, that remain equity-classified after modification or exchange. The standard requires an entity to treat a modification or an exchange of a freestanding equity-classified written call option that remains equity-classified after the modification or exchange as an exchange of the original instrument for a new instrument. The standard additionally provides guidance on measuring and recognizing the effect of a modification or an exchange. The

Company does not currently expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40). This standard will have an effective and transition date of January 1, 2024. Early adoption is currently permitted. This standard simplifies an issuer's accounting for convertible instruments by eliminating two of the three models that require separate accounting for embedded conversion features as well as simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. This standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The standard requires new disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of a public business entity's convertible debt at the instrument level, among other things. The Company does not currently expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU No. 2016-13, which have the same effective date and transition date of January 1, 2023. ASU No. 2016-13, as amended, requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company does not currently expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.
3.    License and Development Agreements
Co-Development, Supply and Commercialization Agreement with Bharat Biotech
The Company entered into the Covaxin Agreement with Bharat Biotech to co-develop COVAXIN for the Ocugen Covaxin Territory. The Covaxin Agreement was originally entered into in February 2021 with respect to the U.S. market and was subsequently amended in June 2021 to add rights to the Canadian market. In consideration of the expansion of the Ocugen Covaxin Territory to include Canada, the Company paid Bharat Biotech a non-refundable, upfront payment of $15.0 million in June 2021, which was recognized as research and development expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. The Company additionally agreed to pay Bharat Biotech $10.0 million within 30 days after the first commercial sale of COVAXIN in Canada. The Covaxin Agreement is a collaboration arrangement within the scope of ASC 808.
Pursuant to the Covaxin Agreement, the Company obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN in the Ocugen Covaxin Territory. In consideration of the license and other rights granted to the Company by Bharat Biotech, the parties agreed to share any Operating Profits (as defined in the Covaxin Agreement) generated from the commercialization of COVAXIN in the Ocugen Covaxin Territory, with the Company retaining 45% of such profits, and Bharat Biotech receiving the balance of such Operating Profits.
Under the Covaxin Agreement, the Company is collaborating with Bharat Biotech to develop COVAXIN for their respective territories. Except with respect to manufacturing rights under certain circumstances subsequently described, the Company has the exclusive right and is solely responsible for researching, developing, manufacturing, and commercializing COVAXIN for the Ocugen Covaxin Territory. Bharat Biotech is responsible for researching, developing, manufacturing, and commercializing COVAXIN outside of the Ocugen Covaxin Territory.
Bharat Biotech has agreed to provide to the Company preclinical and clinical data, and to transfer to the Company certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support commercial sale in the Ocugen Covaxin Territory, if authorized or approved.
In September 2021, the Company entered into the Supply Agreement with Bharat Biotech, pursuant to which Bharat Biotech will supply the Company with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of a technology transfer. Following the completion of a technology transfer, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for commercial manufacture and supply of COVAXIN subsequent to a regulatory authorization or approval. The technology transfer process from Bharat Biotech to Jubilant HollisterStier for drug product manufacturing has been initiated. In March 2021, the Company issued shares of Series B Convertible Preferred Stock (as defined in Note 9) as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech under the Supply Agreement. See Note 9 for additional information about the Series B Convertible Preferred Stock issuance to Bharat Biotech.
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
License Agreement with The Schepens Eye Research Institute, Inc.
In December 2017, the Company entered into an exclusive license agreement with The Schepens Eye Research Institute ("SERI"), which was amended in January 2021 (as so amended, the "SERI Agreement"). The SERI Agreement gives the Company an exclusive, worldwide, sublicensable license to patent rights, biological materials, and technical information for NHR genes Nuclear Receptor Subfamily 1 Group D Member 1 ("NR1D1"), NR2E3 (OCU400), RORA (OCU410), Nuclear Protein 1, Transcriptional Regulator ("NUPR1"), and Nuclear Receptor Subfamily 2 Group C Member 1 ("NR2C1"). The January 2021 amendment to the SERI Agreement additionally granted the Company rights in co-owned intellectual property pursuant to certain patent applications and provisional patent applications at the time of the amendment. Under the SERI Agreement, the Company may make, have made, use, offer to sell, sell, and import licensed products, and must use commercially reasonable efforts to bring one or more licensed products to market as soon as reasonably practicable.
SERI maintains control of patent preparation, filing, prosecution, and maintenance. The Company is responsible for SERI’s out-of-pocket expenses related to the filing, prosecution, and maintenance of the licensed patent rights. In the event that SERI decides to discontinue the prosecution or maintenance of the licensed patent rights, the Company has the right, but not the obligation, to file for, or continue to prosecute, maintain, or enforce such licensed patent rights. The Company has assumed prosecution of certain licensed patent rights under the SERI Agreement.
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
The SERI Agreement will expire on the expiration date of the last to expire licensed patent rights, subject to the earlier termination of the SERI Agreement in accordance with its terms. The Company may terminate the license upon 180 days’ prior written notice. SERI may immediately terminate the SERI Agreement if the Company ceases to carry on its business with respect to the licensed patent rights, fails to make payments within thirty days of receiving a written notice of missed payment, fails to comply with its diligence obligations, defaults on its obligation to procure and maintain insurance, one of its officers is convicted of a felony related to the licensed products, the Company breaches any material obligation of the agreement and does not cure such breach within 90 days, or if the Company becomes bankrupt or insolvent.
Co-Development and Commercialization Agreement with CanSinoBIO
The Company entered into a co-development and commercialization agreement with CanSinoBIO with respect to the development and commercialization of the Company's modifier gene therapy product candidates, OCU400 and OCU410. The co-development and commercialization agreement was originally entered into in September 2019 with regards to OCU400, and was subsequently amended in September 2021 (as so amended, the "CanSinoBIO Agreement"), to include OCU410 to the Company's existing collaboration with CanSinoBIO.
Pursuant to the CanSinoBIO Agreement, the Company and CanSinoBIO will collaborate on the development of OCU400 and OCU410. CanSinoBIO will be responsible for the CMC development and manufacture of clinical supplies of such products and be responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize OCU400 and OCU410 in and for China, Hong Kong, Macau, and Taiwan (the "CanSinoBIO Territory"), and the Company maintains exclusive development, manufacturing, and commercialization rights with respect to OCU400 and OCU410 outside the CanSinoBIO Territory (the "Company Territory").

CanSinoBIO will pay to the Company an annual royalty between mid- and high-single digits based on Net Sales (as defined in the CanSinoBIO Agreement) of OCU400 and OCU410 in the CanSinoBIO Territory. The Company will pay to CanSinoBIO an annual royalty between low- and mid-single digits based on Net Sales of OCU400 and OCU410 in the Company Territory.
Unless earlier terminated in accordance with its terms, the CanSinoBIO Agreement will continue in force on a country-by-country and product-by-product basis until the later of (a) the expiration of the last valid claim of the Company's patent rights covering OCU400 and OCU410 and (b) the tenth (10th) anniversary of the first commercial sale of OCU410 in such country. The CanSinoBIO Agreement will also terminate contemporaneously upon the termination of the SERI Agreement, provided that CanSinoBIO is not in breach or default of the CanSinoBIO Agreement. The CanSinoBIO Agreement may be terminated by either party in its entirety upon (a) a material or persistent breach of the CanSinoBIO Agreement by the other party, (b) a challenge by the other party or any of its affiliates of any intellectual property controlled by the terminating party, or (c) bankruptcy or insolvency of the other party.
License Agreement with the University of Colorado
In March 2014, the Company entered into an exclusive license agreement with University of Colorado ("CU"), which was amended in January 2017 and clarified by a letter of understanding in November 2017 (as so amended and clarified, the "CU Agreement"). The CU Agreement gives the Company an exclusive, worldwide, sublicensable license to patents for OCU200 to make, have made, use, import, offer to sell, sell, have sold, and practice the licensed products in all therapeutic applications. Under the CU Agreement, the Company must use commercially reasonable efforts to develop, manufacture, sublicense, market, and sell the licensed products, and has assumed primary responsibility for preparing, filing, and prosecuting broad patent claims for OCU200 for CU's benefit. Further, the Company assumed primary responsibility for all patent activities, including all costs associated with the perfection and maintenance of the patents for OCU200.
The CU Agreement requires the payment of certain regulatory milestones aggregating to $1.5 million, an annual minimum payment that began the third year after the effective date, low single-digit percentage earned royalties on net sales, and royalties in the mid-teens on sublicense income of OCU200. The Company has made no milestone or royalty payments to date pursuant to the CU Agreement.
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
The Company evaluated the probability of collecting the full principal and accrued interest balance under the terms of the Promissory Note and determined that collection was not probable. During the year ended December 31, 2021, the Company wrote off the full principal and accrued interest balance of the Promissory Note and recorded the write-off as a loss within other income (expense) within the consolidated statements of operations and comprehensive loss.

5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
	2021	2020
Furniture and fixtures	$284	$166
Machinery and equipment	855	452
Leasehold improvements	167	177
Construction in progress	232	—
Financing lease right-of-use asset	—	64
Total property and equipment	1,538	859
Less: accumulated depreciation	(374)	(226)
Total property and equipment, net	$1,164	$633

The Company recognized depreciation expense of $0.2 million, $0.1 million, and $0.1 million during the years ended December 31, 2021, 2020, and 2019, respectively.
6.    Operating Leases
The Company has commitments under operating leases for its current headquarters as well as for additional office space. The Company's operating lease for its current headquarters includes the use of laboratory, office, and storage space located in Malvern, Pennsylvania (the "Lease Agreement"). The Lease Agreement was determined to have two lease components per ASC 842 with commencement dates in December 2020 and January 2021. The Lease Agreement has an initial term of seven years and the Company has the option to extend the Lease Agreement for one additional five-year term. The option for extension has been excluded from the lease term (and lease liability) for the Lease Agreement as it is not reasonably certain that the Company will exercise such option. The Company had a lease agreement for its former headquarters, which was terminated in January 2021 without penalty pursuant to the terms of the Lease Agreement. The termination was accounted for as a modification per ASC 842 as the contractual lease term of the former lease agreement was shortened. The Company also had a lease agreement for a former laboratory space, which was terminated in December 2020.
The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Operating lease cost	$360	$189	$250
Variable lease cost	105	85	80
Total lease cost	$465	$274	$330
Supplemental balance sheet information related to leases was as follows (in thousands):

	As of December 31,
	2021	2020
Right-of-use assets, net	$1,587	$434

Current lease obligations	$363	$44
Non-current lease obligations	1,231	389
Total lease liabilities	$1,594	$433

Supplemental information related to leases was as follows:

	Year ended December 31,
	2021	2020	2019
Weighted-average remaining lease terms — operating leases (years)	5.3	6.9	2.0
Weighted-average discount rate — operating leases	4.1%	4.6%	7.6%
Future minimum operating lease base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
2022	$440
2023	261
2024	269
2025	277
2026	285
Thereafter	293
Total	$1,825
Less: present value adjustment	(231)
Present value of minimum lease payments	$1,594
In October 2021, the Company entered into a lease agreement for additional office space located in Malvern, Pennsylvania. The lease has an expected commencement date in the first half of 2022 and has an initial term of seven years. The aggregate estimated base rent payments due over the initial seven-year term is $3.8 million, which is excluded from the future minimum operating base rent payments above as the lease agreement has not yet commenced per ASC 842. Additionally, the Company will be responsible for the operating expenses and utilities associated with the leased premises. The Company has the option to extend the lease agreement for two additional five-year terms, provided the Company is not under an event of default pursuant to the terms of the lease agreement.
7.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Research and development	$866	$512
Clinical	703	117
Professional fees	747	405
Employee-related	1,716	963
Severance-related (1)	—	712
Other	293	232
Total accrued expenses and other current liabilities	$4,325	$2,941
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

The following table provides a summary of the severance-related charges and severance payments during the years ended December 31, 2021 and 2020 related to the June 2020 reduction in workforce (in thousands):

Amount
Accrued Severance at December 31, 2019	$—
Severance-related charges	1,116
Severance-related payments	404
Accrued Severance at December 31, 2020	$712
Severance-related charges	—
Severance-related payments	712
Accrued Severance at December 31, 2021	$—
As of December 31, 2021, the Company has satisfied its commitments under the separation agreements with the five former employees.
8.    Debt
The following table provides a summary of the carrying values for the components of debt as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
	2021	2020
PPP Note	$—	$421
EB-5 Loan Agreement	1,712	1,636
Total carrying value of debt, net	$1,712	$2,057
PPP Note
In April 2020, the Company was granted a loan from Silicon Valley Bank ("SVB"), in the amount of $0.4 million, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”). Under the PPP, the loan was eligible for forgiveness to the extent the funds received were used for qualifying expenses as described by the CARES Act. The loan was in the form of a promissory note dated April 30, 2020 in favor of SVB (the "PPP Note"). The PPP Note had a maturity date of April 30, 2022 and bore interest at a rate of 1.0% per annum. The Company did not provide any collateral or guarantees for the loan, nor did the Company pay any facility charge to obtain the loan. The PPP Note provided for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations, and material adverse events. In May 2021, the Company received notice from the Small Business Administration that the PPP Note was forgiven in its entirety, including both principal and accrued interest. The Company recognized a $0.4 million gain on loan extinguishment within other income (expense) for the forgiveness of the PPP Note within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.
EB-5 Loan Agreement
In September 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program, the Company entered into an arrangement (the “EB-5 Loan Agreement”) to borrow up to $10.0 million from EB5 Life Sciences, L.P. ("EB-5 Life Sciences") in $0.5 million increments. Borrowings may be limited by the amount of funds raised by the EB-5 Life Sciences and are subject to certain job creation requirements by the Company. Borrowings are at a fixed interest rate of 4.0% per annum and are to be utilized in the clinical development, manufacturing, and commercialization of the Company’s product candidates and for the general working capital needs of the Company. Outstanding borrowings pursuant to the EB-5 Loan Agreement, including accrued interest, become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. The EB-5 Loan Agreement borrowings are secured by substantially all assets of the Company, except for any patents, patent applications, pending patents, patent license, patent sublicense, trademarks, and other intellectual property rights.

Under the terms and conditions of the EB-5 Loan Agreement, the Company borrowed $1.0 million in 2016 and an additional $0.5 million in March 2020. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of the loan.
The carrying values of the EB-5 Loan Agreement borrowings as of December 31, 2021 and 2020 are summarized below (in thousands):

	As of December 31,
	2021	2020
Principal outstanding	$1,500	$1,500
Plus: accrued interest	241	181
Less: unamortized debt issuance costs	(29)	(45)
Carrying value	$1,712	$1,636
9.    Equity
COVAXIN Preferred Stock Purchase Agreement
On March 1, 2021, the Company entered into a preferred stock purchase agreement, pursuant to which the Company agreed to issue and sell 0.1 million shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Convertible Preferred Stock"), at a price per share equal to $109.60, to Bharat Biotech. On March 18, 2021, the Company issued the Series B Convertible Preferred Stock as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech pursuant to the Supply Agreement. Subsequent to December 31, 2021, the Company entered into supply commitments related to COVAXIN, which the advanced payment will be applied to.
Each share of Series B Convertible Preferred Stock is convertible, at the option of Bharat Biotech, into 10 shares of the Company’s common stock (the "Conversion Ratio") only after (i) the Company received stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation and (ii) the Company’s receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement, and further on the terms and subject to the conditions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the "Certificate of Designation"). In April 2021, the Company's stockholders approved an increase in the number of the Company's authorized shares of common stock from 200.0 million to 295.0 million. As of December 31, 2021, the conversion condition relating to the delivery of the first 10.0 million doses of COVAXIN had not been met. The conversion rate of the Series B Convertible Preferred Stock is subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to the Company’s common stock.
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
The Company accounted for the issuance of the Series B Convertible Preferred Stock in accordance with ASC 718 and recorded its grant date fair value of $5.0 million within stockholders' equity during the year ended December 31, 2021, with a corresponding short-term asset for the advanced payment for the doses of COVAXIN. The Company utilized the traded common stock price, adjusted by the Conversion Ratio, to value the Series B Convertible Preferred Stock and the Finnerty model to estimate a 15% discount rate for the lack of marketability of the instrument. The valuation incorporates Level 3 inputs in the fair value hierarchy, including the estimated time until the instrument's liquidity and estimated volatility of the Company's common stock as of the grant date.
Registered Direct Offerings
On April 23, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the "April 2021 Registered Direct Offering") an aggregate of 10.0 million shares of the Company's common stock at an offering price of $10.00 per share. The closing of the

April 2021 Registered Direct Offering occurred on April 27, 2021, and the Company received net proceeds of $93.4 million, after deducting equity issuance costs of $6.6 million.
On February 7, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (the "February 2021 Registered Direct Offering") an aggregate of 3.0 million shares of the Company's common stock at an offering price of $7.65 per share. The closing of the February 2021 Registered Direct Offering occurred on February 10, 2021, and the Company received net proceeds of $21.2 million, after, deducting equity issuance costs of $1.7 million.
At-the-Market Offerings
The Company commenced three separate at-the-market offerings ("ATMs") in May 2020, June 2020, and August 2020 (the "August 2020 ATM"). During the year ended December 31, 2021, the Company sold 1.0 million shares of common stock under the August 2020 ATM and received net proceeds of $4.8 million, after deducting equity issuance costs of $0.1 million. During the year ended December 31, 2020, the Company sold an aggregate of 108.1 million shares of common stock under the ATMs and received net proceeds of $36.3 million, after deducting equity issuance costs of $1.5 million.
Pre-Merger Financing
On September 27, 2019, the Company, which was formerly known as Histogenics Corporation ("Histogenics"), completed a reverse merger (the "Merger") with Ocugen OpCo, Inc. ("OpCo") in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 5, 2019, in which OpCo was deemed to be the accounting acquirer. In June 2019 prior to the Merger, OpCo and Histogenics entered into a Securities Purchase Agreement (as amended, the "Financing SPA") with certain accredited investors (the "Investors"). Pursuant to the Financing SPA, among other things, (i) immediately prior to the Merger, OpCo issued 2.2 million shares of common stock to the Investors, (ii) on October 4, 2019, the Company issued 2.2 million shares of the Company's common stock to the Investors and (iii) on October 4, 2019, the Company issued three series of warrants to purchase shares of the Company’s common stock (the “Series A Warrants,” the “Series B Warrants” and the “Series C Warrants” and collectively, the “SPA Warrants”) in exchange for an aggregate purchase price of $25.0 million (the "Pre-Merger Financing"). See Note 10 for additional information. In 2019, prior to the Pre-Merger Financing, the Company issued two senior secured convertible notes (the "Senior Secured Convertible Notes") in the aggregate principal amount of $5.3 million. The Investors offset $5.3 million from the amount to be received under the Pre-Merger Financing and the Senior Secured Convertible Notes were deemed to have been repaid and cancelled.
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
The Canada Warrants were issued on July 15, 2021 in a private placement transaction. The warrantholder has the right to exercise the Canada Warrants to purchase up to 0.2 million shares of the Company's common stock at an exercise price of $6.36 per share upon the achievement of certain milestones related to COVAXIN. The Canada Warrants terminate on July 15, 2031, unless earlier terminated in accordance with their terms. As of December 31, 2021, all of the Canada Warrants were outstanding and unvested. The Canada Warrants are accounted for in accordance with ASC 718.
SPA Warrants
On October 4, 2019, the Company issued the SPA Warrants as a component of the Pre-Merger Financing. During the year ended December 31, 2019, the Company issued 8.8 million Series A Warrants, 20.6 million Series B Warrants, and 20.0 million Series C Warrants. During the year ended December 31, 2019, 20.6 million Series B Warrants and 20.0 million Series C Warrants were exercised.
The Series A Warrants and the Series C Warrants were classified as stockholders' equity at issuance. The Series B Warrants were classified as a liability as they did not meet the derivative scope exception to be accounted for within stockholders' equity.

The Series B Warrants were initially measured at fair value and marked to market each reporting period until November 2019 when the Series B Warrants were reassessed and determined to meet the derivative scope exception allowing for stockholders' equity classification. The Series B Warrants were marked to market a final time and the remaining liability balance was reclassified to equity. The change in derivative liability related to the Series B Warrants for the year ended December 31, 2019 was $1.9 million.
On April 22, 2020, the Company entered into a subscription agreement with an accredited investor for the sale of 1,000 shares of the Company's common stock in a private placement for an aggregate offering price of $395 (the "April 2020 Subscription Agreement"), which represented a dilutive issuance per the terms of the Series A Warrants as the sale price of the Company's common stock under the April 2020 Subscription Agreement was lower than the exercise price ("Dilutive Issuance"). The Dilutive Issuance resulted in adjustments to the number of issuable Series A Warrants and the exercise price of the Series A Warrants. Immediately prior to the Company entering into the April 2020 Subscription Agreement, 8.8 million Series A Warrants, 1,000 Series B Warrants, and 1,000 Series C Warrants were outstanding.
Contemporaneously with the April 2020 Subscription Agreement, the Company and OpCo entered into Amendment and Exchange Agreements (each an "Exchange Agreement" and collectively, the "Exchange Agreements") with the Investors. Pursuant to the Exchange Agreements, the Company, OpCo, and the Investors agreed, among other things, after giving effect to the dilutive issuance, to amend the Series A Warrants to provide for an adjustment to the number of common stock issuable upon the exercise of the Series A Warrants. Concurrently with such amendments, the Investors exchanged the Series A Warrants for (i) an aggregate of 21.9 million shares of common stock and (ii) a promissory notes of $5.6 million (the "Warrant Exchange Promissory Notes" and collectively with the common stock issued, the "Warrant Exchange"). The Warrant Exchange Promissory Notes were recorded at a fair value of $5.0 million. During the year ended December 31, 2020, the Company made payments to the Warrant Exchange Promissory Note holders of $5.6 million, causing the Warrant Exchange Promissory Notes to be repaid in full and no longer outstanding. Immediately following the consummation of the Warrant Exchange and the concurrent exercise of the remaining Series B Warrants and Series C Warrants, there were no SPA Warrants outstanding.
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
OpCo Warrants
Beginning in 2016, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants"). As of December 31, 2021 and 2020, 0.6 million and 0.9 million OpCo Warrants were outstanding, respectively. As of December 31, 2021, the outstanding OpCo Warrants had a weighted-average exercise price of $6.23. The outstanding OpCo Warrants expire between 2026 and 2027.
11.    Stock-Based Compensation
Stock-based compensation expense for stock options and RSUs is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
General and administrative	$4,909	$349	$363
Research and development	2,049	311	521
Total	$6,958	$660	$884

Stock-based compensation expense during the year ended December 31, 2021 included $2.1 million of expense related to stock options with performance-based vesting conditions. There were no stock options with performance-based vesting conditions granted prior to 2021.

As of December 31, 2021, the Company had $12.6 million of unrecognized stock-based compensation expense related to stock options and RSUs outstanding. This expense is expected to be recognized over a weighted average period of 2.1 years as of December 31, 2021.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of Company common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of December 31, 2021, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 11.5 million equity awards in respect to the Company's common stock, respectively. In addition to options and RSUs granted under the Plans, the Company has granted certain options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The assumptions utilized in the fair value calculation for stock options as of December 31, 2021, 2020, and 2019 were as follows:

	Year ended December 31,
	2021	2020	2019
Weighted average expected option term (years)	6.0	6.0	6.0
Range of expected stock price volatility	109% – 116%	110% – 117%	89% – 110%
Weighted average expected stock price volatility	111%	112%	109%
Range of risk-free interest rate	0.4% – 1.4%	0.3% – 1.7%	1.5% – 2.4%
Expected dividend rate	0%	0%	0%

The following table summarizes the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2020	4,224,433	$0.84	8.9	$5,496
Granted	7,728,260	3.45		—
Exercised	(1,208,631)	0.70		11,144
Forfeited	(657,895)	4.79		1,277
Options outstanding at December 31, 2021	10,086,167	$2.59	8.8	$24,664
Options exercisable at December 31, 2021	1,281,244	$2.92	8.1	$2,990
The stock option activity above includes 1.5 million of stock options with performance-based vesting conditions granted during the year ended December 31, 2021, of which 0.9 million are not yet vested and exercisable as of December 31, 2021. The weighted average grant date fair value of stock options granted during the years ended December 31, 2021, 2020, and 2019 were $2.87, $0.34, and $0.84, respectively. The total fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019 were $2.6 million, $0.5 million, and $1.0 million, respectively. During the year ended December 31, 2021, the Company received $0.9 million of cash proceeds from the exercises of stock options. There were no stock option exercises prior to 2021.

RSUs
The following table summarizes the RSU activity:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (In Thousands)
RSUs outstanding at December 31, 2020	—	$—	$—
Granted	204,901	6.87	1,483
Forfeited	(13,090)	8.05	108
RSUs outstanding at December 31, 2021	191,811	$6.79	$873
12.    Income Taxes
For the year ended December 31, 2021, the Company recognized a deferred income tax benefit of $0.1 million due to an asset acquisition. For the years ended December 31, 2020 and 2019, the Company did not recognize any current or deferred income tax expense or benefit. Losses before income taxes were $58.4 million, $21.8 million, and $20.2 million for the years ended December 31, 2021, 2020, and 2019 respectively, substantially all of which were incurred in the United States.
The reconciliation of federal statutory income tax to the Company's provision for income taxes is as follows:

	As of December 31,
	2021	2020	2019
Expected provision at statutory rate	21.0%	21.0%	21.0%
State tax - net of federal benefit	7.9%	7.5%	5.3%
Tax credits	3.2%	2.8%	3.2%
Permanent differences	(0.1)%	(1.0)%	(8.1)%
Other	—%	1.1%	2.9%
Change in valuation allowance	(31.9)%	(31.4)%	(24.3)%
Total provision for income taxes	0.1%	—%	—%
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are comprised of the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$52,038	$35,714
Capital loss carryforwards	7,298	7,298
Start-up costs	11,235	11,235
Accruals and reserves	448	398
Intellectual property amortization	1,960	2,285
Stock-based compensation expense	2,064	1,290
Tax credits	4,350	2,541
Lease liability	461	125
Total deferred tax assets	79,854	60,886
Valuation allowance	(79,395)	(60,761)
Deferred tax assets, net of allowance	$459	$125

Deferred tax liabilities:
Lease right-of-use assets	(459)	(125)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. Management has considered the Company’s history of cumulative net losses, estimated future taxable income, and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2021 and 2020, respectively. The Company’s valuation allowance increased during 2021 by approximately $18.6 million primarily due to the generation of net operating losses and research and development and orphan drug credit carryforwards.
As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss ("NOL") carryforwards of $184.4 million and $128.0 million, respectively, which may be available to offset future income tax liabilities. The Tax Cut and Jobs Act, which was enacted in December 2017, will generally allow federal losses generated after 2017 to be carried over indefinitely, but will generally limit the NOL deduction to the lesser of the NOL carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended ("IRC")). In addition, there will be no carryback for losses generated after 2017. Losses generated prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s NOL carryover or 100% of a corporation’s taxable income and will be available for twenty years from the period the loss was generated. The Company has federal NOLs generated after 2017 of $131.8 million, which do not expire. The federal NOLs generated prior to 2018 of $52.6 million will expire at various dates through 2037. In addition, the Company has a capital loss carryforward of $26.7 million which may be available to offset future capital gains and does not expire until 2024.
As of December 31, 2021 and 2020, the Company also had U.S. state NOL carryforwards of $183.1 million and $126.7 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2041.
As of December 31, 2021 and 2020, the Company had federal tax credit carryforwards of approximately $3.8 million and $2.2 million, respectively, which are available to offset future federal tax liabilities which expire at various dates through 2041. As of December 31, 2021 and 2020, the Company had state tax credit carryforwards of approximately $0.7 million and $0.5 million, respectively, which are available to reduce future tax liabilities and expire at various dates through 2036.
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
The Company has not yet conducted a comprehensive study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the NOL carryforwards or tax credit carryforwards before utilization, which would be offset by a change in the Company's valuation allowance. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.
The Company has not yet conducted a study of tax credit carryforwards. Such a study, once undertaken by the Company, may result in an adjustment to its tax credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s tax credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or consolidated statements of operations and comprehensive loss if an adjustment is required.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Gross unrecognized tax benefits at beginning of year	$303	$303	$—
Additions for tax positions taken in a prior year	—	—	303
Additions for tax positions taken in the current year	—	—	—
Reductions for tax positions taken in the prior year due to settlement	—	—	—
Reductions for tax positions taken in the prior year due to statutes lapsing	—	—	—
Gross unrecognized tax benefits at end of year	$303	$303	$303

The uncertain tax positions giving rise to the unrecognized tax benefits of $0.3 million at December 31, 2021 relate to the timing of certain income and deductions for federal income tax purposes taken by Histogenics prior to the Merger. The reversal of unrecognized tax benefits would not have any impact on the effective tax rate in the future and is not expected to create cash liability.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In a normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under status from 2018 to present.
13.    Net Loss per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Net loss — basic and diluted	$(58,365)	$(21,822)	$(20,243)
Deemed dividend related to Warrant Exchange	—	(12,546)	—
Net loss to common stockholders	$(58,365)	$(34,368)	$(20,243)
Shares used in calculating net loss per share attributable to common stockholders — basic and diluted	195,013,043	112,236,110	13,893,819
Net loss per share attributable to common stockholders — basic and diluted	$(0.30)	$(0.31)	$(1.46)
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as their inclusion would have been antidilutive:

	Year ended December 31,
	2021	2020	2019
Options to purchase common stock	10,086,167	4,224,433	731,189
RSUs	191,811	—	—
Warrants	799,251	870,017	9,643,945
Series A Convertible Preferred Stock (as converted to common stock)	3,115	—	—
Series B Convertible Preferred Stock (as converted to common stock)	547,450	—	—
Total	11,627,794	5,094,450	10,375,134

14.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, debt agreements, and consulting agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (see Note 3). Commitments under lease agreements are future minimum lease payments (see Note 6). Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement (see Note 8). Commitments under consulting agreements include payments upon the achievement of certain milestones related to COVAXIN (see Note 10). Additionally, subsequent to December 31, 2021, the Company entered into supply commitments related to COVAXIN. See Note 15 for additional information.
Contingencies
On June 17, 2021, a securities class action lawsuit was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the announcement of the Company's decision to pursue the submission of a BLA for COVAXIN for adults ages 18 years and older rather than pursuing EUA for the vaccine candidate. On July 16, 2021, a second securities class action was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.
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
The Company believes that the lawsuits are without merit and intends to vigorously defend against them. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to the Company. No information is available to indicate that it is probable that a loss has been incurred and can be reasonably estimated as of the date of the consolidated financial statements and, as such, no accrual for the loss has been recorded within the consolidated financial statements.
15.    Subsequent Events
Non-Binding Letter of Intent with Liminal Biosciences Inc.
On January 24, 2022, the Company entered into a non-binding letter of intent ("LOI") with Liminal Biosciences Inc. ("Liminal") for the acquisition of Liminal's manufacturing site in Belleville, Ontario for a combination of cash and warrants to purchase the Company's common stock. As consideration for entering into the LOI, the Company issued warrants to purchase 2.3 million shares of the Company's common stock at an exercise price of $3.76, subject to certain adjustments. The Liminal Warrants vest and become exercisable upon closing of the transactions contemplated by the LOI and terminate on the tenth anniversary of the issuance date, unless earlier terminated in accordance with their terms. The Liminal Warrants are cancellable by the Company in the event the transactions contemplated by the LOI are not consummated.
Completion of the transaction proposed in the LOI is subject to finalization of due diligence investigations by the parties, the negotiation and execution of definitive transaction agreements, and other customary closing conditions including certain funding requirements. The LOI may be terminated at any time by mutual written consent of the Company and Liminal, among the other termination provisions contained in the LOI.
COVAXIN Drug Product Components Purchase
In February 2022, the Company entered into a commitment to purchase $14.3 million of COVAXIN drug product components from Bharat Biotech to support the technology transfer from Bharat Biotech to Jubilant HollisterStier. The Company previously issued the Series B Convertible Preferred Stock in March 2021 as an advance payment of $6.0 million for the supply of COVAXIN to be provided by Bharat Biotech pursuant to the Supply Agreement, which will be applied to this commitment.
Public Offering of Common Stock
On February 22, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company agreed to issue and sell 16.0 million shares of the Company’s common stock to Cantor at an offering price of $3.13 per share (the “Public Offering”). Pursuant to the terms of the Underwriting Agreement, the Company also granted Cantor a 30-day option to purchase up to an additional 2.4 million shares of the Company’s common stock at a price of $3.13 per share. The closing of the Public Offering occurred on February 25, 2022, and the Company received net proceeds of $49.8 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The Public Offering was made pursuant to the Company’s Registration Statement on Form S-3ASR (File No. 333-254550), which was previously filed with the SEC and became automatically effective on March 22, 2021, as supplemented by a prospectus supplement, dated February 22, 2022.