Form 10-Q
period 2022-09-30
Ocugen, Inc.
filed 2022-11-08
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of November 1, 2022, there were 218,886,893 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 28, 2022 (the "2021 Annual Report") and (ii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 filed with the SEC on May 6, 2022 and August 5, 2022, respectively (together with this Quarterly Report on Form 10-Q, the "2022 Quarterly Reports"), include, among other things, statements about:
•our estimates regarding expenses, future revenues, capital requirements, as well as the timing and availability of and the need for additional financing to continue to advance our product candidates;
•our activities with respect to BBV152, known as COVAXIN, a vaccine candidate for the prevention of COVID-19 caused by SARS-CoV-2 in humans, in collaboration with Bharat Biotech International Limited ("Bharat Biotech"), including our plans and expectations regarding clinical development, manufacturing, pricing, regulatory review and compliance, reliance on third parties, and commercialization;
•our plans regarding a Biologics License Application pathway with the U.S. Food and Drug Administration ("FDA") for COVAXIN for adults ages 18 years and older, including the results from our Phase 2/3 immuno-bridging and broadening clinical trial and our ability to obtain funding from government agencies in the United States to initiate a safety clinical trial;
•the ability of our collaboration partner, Bharat Biotech, to successfully respond to the deficiencies identified in an inspection conducted by the World Health Organization and any potential impact of these deficiencies on the regulatory and commercialization pathway, clinical and commercial supply, and the technology transfer for COVAXIN;
•our activities with respect to evaluating the requirements for resubmitting an updated New Drug Submission for COVAXIN to Health Canada;
•our activities with respect to commercializing COVAXIN in Mexico for use in adults over the age of 18 years and the submission to Comisión Federal para la Protección contra Riesgos Sanitarios for emergency use authorization for COVAXIN in Mexico for pediatric use in ages five to 18 years;
•our ability to successfully complete a technology transfer to our third-party manufacturer for COVAXIN, Jubilant HollisterStier, and engage such manufacturer on commercially acceptable terms;
•anticipated market demand for our COVID-19 vaccine product candidates for both adult and pediatric populations;
•our ability to work with government agencies in the United States, Europe, and Japan to obtain funding to initiate clinical trials and manufacture our mucosal COVID-19 vaccine;
•our ability to successfully continue and subsequently complete the Phase 1/2 clinical trial for OCU400;
•the uncertainties associated with the clinical development and regulatory approval of our product candidates, including potential delays in the initiation, commencement, enrollment, and completion of current and future clinical trials;
•our ability to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of the inherent risks and difficulties involved in successfully commercializing products and the risk that our products, if approved, will not achieve broad market acceptance;
•the uncertainties in obtaining successful clinical trial results for our product candidates and unexpected costs that may result therefrom;

•our ability to comply with regulatory schemes and other regulatory developments applicable to our business in the United States and foreign countries; including the extent to which developments with respect to the COVID-19 pandemic will affect the regulatory pathway available for COVID-19 vaccines in such countries;
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
•our ability to comply with stringent United States and applicable foreign government regulations with respect to the manufacturing of pharmaceutical products, including current Good Manufacturing Practice compliance, and other relevant regulatory authorities;
•the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or other acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers; and
•other matters discussed under the heading "Risk Factors" contained in the 2021 Annual Report, the 2022 Quarterly Reports, and in any other documents we file with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in the 2021 Annual Report and in the 2022 Quarterly Reports, particularly under the sections titled "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make.
You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not assume any obligation to update any forward-looking statements.
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

OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$101,602	$94,958
Prepaid expenses and other current assets	5,895	7,688
Total current assets	107,497	102,646
Property and equipment, net	4,517	1,164
Restricted cash	—	151
Other assets	4,225	1,800
Total assets	$116,239	$105,761
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,460	$2,312
Accrued expenses	8,004	4,325
Operating lease obligations	443	363
Total current liabilities	14,907	7,000
Non-current liabilities
Operating lease obligations, less current portion	3,764	1,231
Long term debt, net	2,265	1,712
Total non-current liabilities	6,029	2,943
Total liabilities	20,936	9,943
Commitments and contingencies (Note 12)
Stockholders' equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021
Series A; zero and seven shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Series B; 54,745 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Common stock; $0.01 par value; 295,000,000 shares authorized, 216,809,937 and 199,502,183 shares issued, and 216,688,437 and 199,380,683 shares outstanding at September 30, 2022 and December 31, 2021, respectively	2,168	1,995
Treasury stock, at cost, 121,500 shares at September 30, 2022 and December 31, 2021	(48)	(48)
Additional paid-in capital	284,231	225,537
Accumulated other comprehensive income	30	—
Accumulated deficit	(191,079)	(131,667)
Total stockholders' equity	95,303	95,818
Total liabilities and stockholders' equity	$116,239	$105,761
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$15,622	$6,281	$32,544	$28,006
General and administrative	7,497	4,508	28,174	15,450
Total operating expenses	23,119	10,789	60,718	43,456
Loss from operations	(23,119)	(10,789)	(60,718)	(43,456)
Other income (expense), net	1,197	(18)	1,306	(380)
Loss before income taxes	(21,922)	(10,807)	(59,412)	(43,836)
Income tax benefit	—	(52)	—	(52)
Net loss	$(21,922)	$(10,755)	$(59,412)	$(43,784)
Other comprehensive income (loss)
Foreign currency translation adjustment	20	—	30	—
Comprehensive loss	$(21,902)	$(10,755)	$(59,382)	$(43,784)

Shares used in calculating net loss per common share — basic and diluted	216,591,011	198,790,980	212,755,746	193,599,525
Net loss per share of common stock — basic and diluted	$(0.10)	$(0.05)	$(0.28)	$(0.23)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	7	$—	54,745	$1	199,502,183	$1,995	$(48)	$225,537	$—	$(131,667)	$95,818
Stock-based compensation expense	—	—	—	—	—	—	—	3,299	—	—	3,299
Issuance of common stock for stock option exercises	—	—	—	—	277,323	3	—	177	—	—	180
Issuance of common stock for underwritten offering, net	—	—	—	—	15,973,420	160	—	49,691	—	—	49,851
Net loss	—	—	—	—	—	—	—	—	—	(18,019)	(18,019)
Balance at March 31, 2022	7	$—	54,745	$1	215,752,926	$2,158	$(48)	$278,704	$—	$(149,686)	$131,129
Stock-based compensation expense	—	—	—	—	—	—	—	2,079	—	—	2,079
Issuance of common stock for stock option exercises	—	—	—	—	488,843	5	—	404	—	—	409
Issuance of common stock upon restricted stock unit vesting, net	—	—	—	—	26,378	—	—	(48)	—	—	(48)
Series A convertible preferred stock conversion	(7)	—	—	—	3,115	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(19,471)	(19,471)
Balance at June 30, 2022	—	$—	54,745	$1	216,271,262	$2,163	$(48)	$281,139	$10	$(169,157)	$114,108
Stock-based compensation expense	—	—	—	—	—	—	—	2,495	—	—	2,495
Issuance of common stock for stock option exercises	—	—	—	—	529,833	5	—	607	—	—	612
Issuance of common stock upon restricted stock unit vesting, net	—	—	—	—	8,842	—	—	(10)	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	(21,922)	(21,922)
Balance at September 30, 2022	—	$—	54,745	$1	216,809,937	$2,168	$(48)	$284,231	$30	$(191,079)	$95,303

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	7	$—	—	$—	184,133,384	$1,841	$(48)	$93,059	$—	$(73,302)	$21,550
Stock-based compensation expense	—	—	—	—	—	—	—	833	—	—	833
Issuance of common stock for stock option exercises	—	—	—	—	157,468	2	—	174	—	—	176
At-the-market common stock issuance, net	—	—	—	—	987,000	10	—	4,839	—	—	4,849
Registered direct offering common stock issuance, net	—	—	—	—	3,000,000	30	—	21,174	—	—	21,204
Series B Convertible Preferred Stock issuance, net	—	—	54,745	1	—	—	—	4,953	—	—	4,954
Net loss	—	—	—	—	—	—	—	—	—	(7,077)	(7,077)
Balance at March 31, 2021	7	$—	54,745	$1	188,277,852	$1,883	$(48)	$125,032	$—	$(80,379)	$46,489
Stock-based compensation expense	—	—	—	—	—	—	—	2,095	—	—	2,095
Issuance of common stock for stock option and warrant exercises	—	—	—	—	538,893	5	—	366	—	—	371
Registered direct offering common stock issuance, net	—	—	—	—	10,000,000	100	—	93,306	—	—	93,406
Net loss	—	—	—	—	—	—	—	—	—	(25,952)	(25,952)
Balance at June 30, 2021	7	$—	54,745	$1	198,816,745	$1,988	$(48)	$220,799	$—	$(106,331)	$116,409
Stock-based compensation expense	—	—	—	—	—	—	—	1,347	—	—	1,347
Issuance of common stock for stock option exercises	—	—	—	—	232,584	2	—	107	—	—	109
Net loss	—	—	—	—	—	—	—	—	—	(10,755)	(10,755)
Balance at September 30, 2021	7	$—	54,745	$1	199,049,329	$1,990	$(48)	$222,253	$—	$(117,086)	$107,110
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(59,412)	$(43,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	307	151
Non-cash interest expense	58	59
Non-cash lease expense	463	200
Stock-based compensation expense	7,873	4,275
Income tax benefit	—	(52)
Gain on forgiveness of Paycheck Protection Program note	—	(426)
Impairment on note receivable	—	761
Other	(673)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	1,888	845
Accounts payable and accrued expenses	6,592	2,925
Lease obligations	(261)	(191)
Other assets	—	100
Net cash used in operating activities	(43,165)	(35,137)
Cash flows from investing activities
Purchases of property and equipment	(2,433)	(747)
Asset acquisition	—	(127)
Issuance of note receivable	—	(750)
Repayment of note receivable	761	—
Net cash used in investing activities	(1,672)	(1,624)
Cash flows from financing activities
Proceeds from issuance of common stock	51,198	128,606
Tax payments for net share settlement of restricted stock units	(57)	—
Payment of equity issuance costs	(298)	(8,525)
Proceeds from issuance of debt	500	—
Payment of debt issuance costs	(43)	—
Financing lease principal payments	—	(10)
Net cash provided by financing activities	51,300	120,071
Effect of changes in exchange rate on cash, cash equivalents, and restricted cash	30	—
Net increase in cash, cash equivalents, and restricted cash	6,493	83,310
Cash, cash equivalents, and restricted cash at beginning of period	95,109	24,190
Cash, cash equivalents, and restricted cash at end of period	$101,602	$107,500

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Supplemental disclosure of non-cash investing and financing transactions:
Series B Convertible Preferred Stock issuance	$—	$4,988
Exercise of warrants	$—	$603
Forgiveness of Paycheck Protection Program note	$—	$426
Equity issuance costs	$2	$—
Purchases of property and equipment	$1,231	$9
Right-of-use asset related to operating leases	$2,916	$926
Debt issuance costs	$19	$—
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
Vaccines
Intramuscular COVID-19 Vaccine Candidate
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
The Company has completed enrollment in a Phase 2/3 immuno-bridging and broadening clinical trial evaluating COVAXIN for adults ages 18 years and older, pursuant to an Investigational New Drug ("IND") application cleared by the U.S. Food and Drug Administration ("FDA"). The clinical trial was designed to evaluate whether the immune response observed in participants in a completed Phase 3 clinical trial in India is similar to a demographically representative, adult population in the United States. The Company intends to work with government agencies in the United States to obtain funding in order to comply with the requirements of a Biologics License Application ("BLA") submission.
Mucosal COVID-19 Vaccine Candidate
In September 2022, the Company entered into an exclusive license agreement ("WU License Agreement") with The Washington University ("Washington University"), pursuant to which the Company obtained the rights to develop, manufacture, and commercialize a mucosal COVID-19 vaccine, OCU500, in the United States, Europe, and Japan (collectively, the "Mucosal COVID-19 Vaccine Territory"). OCU500 is a recombinant, replication-deficient, adenovirus-vectored vaccine with a prefusion stabilized spike protein. As this vaccine can potentially be delivered through the mucosal route (intranasal or inhalation), the Company believes that OCU500 has the potential to generate rapid local immunity in the nose, mouth, upper airways, and lungs where SARS-CoV-2 enters and infects the body, which the Company believes may help reduce or prevent infection and transmission as well as provide protection against new COVID-19 variants. The Company intends to work closely with government agencies in the Mucosal COVID-19 Vaccine Territory to obtain funding to initiate clinical trials and manufacture OCU500.
Modifier Gene Therapy Platform
The Company is developing a modifier gene therapy platform designed to fulfill unmet medical needs in retinal diseases, including inherited retinal diseases ("IRDs"), such as retinitis pigmentosa ("RP"), Leber congenital amaurosis ("LCA"), dry age-related macular degeneration ("AMD"), and Stargardt disease. The Company's modifier gene therapy platform is based on nuclear hormone receptors ("NHRs"), which have the potential to restore homeostasis, the basic biological processes in the retina. The Company believes that its modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential to address multiple retinal diseases caused by mutations in multiple genes with one product, and potentially address complex diseases that are potentially caused by imbalances in multiple gene networks.
The Company believes that OCU400, its first product candidate being developed with its modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including RP and LCA. OCU400 has received Orphan Drug Designations ("ODDs") from the FDA for the treatment of certain disease genotypes: nuclear receptor subfamily 2 group E member 3 ("NR2E3"), centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. Additionally, OCU400 has received Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC") based on the recommendation of the European Medicines Agency ("EMA") for RP and LCA.
The Company has initiated a Phase 1/2 clinical trial, a multicenter, open-label, dose ranging study to assess the safety of unilateral subretinal administration of OCU400 in subjects with NR2E3 and RHO-related RP in the United States, pursuant to an IND application cleared by the FDA. The first patient was dosed in March 2022 and the Company has completed dosing patients in two out of three cohorts. The Company initiated dosing in the third cohort in October 2022. The Company expects to complete enrollment in the third cohort by the end of 2022. Patients with LCA associated with CEP290 mutations will be included in the current Phase 1/2 clinical trial.
The Company is also developing OCU410 and OCU410ST to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD and Stargardt disease, respectively. The Company is currently executing IND-enabling studies for OCU410 consistent with FDA discussions. The Company intends to submit IND applications in the second quarter of 2023 to initiate Phase 1/2 clinical trials. The Company has engaged CanSino Biologics, Inc. ("CanSinoBIO") as its manufacturing partner for its modifier gene therapy platform. CanSinoBIO has produced the clinical trial supplies for use in the Phase 1/2 clinical trials.
Novel Biologic Therapy for Retinal Diseases
The Company's biologic product candidate, OCU200, is a novel fusion protein designed to treat severely sight-threatening diseases, such as diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. The Company has completed the technology transfer of manufacturing processes to its contract development and manufacturing organization ("CDMO") and has produced clinical trial supplies to initiate a Phase 1 clinical trial. The Company is currently executing IND-enabling studies consistent with FDA discussions. The Company intends to submit an IND application in the first quarter of 2023 to initiate a Phase 1 clinical trial targeting DME.
Regenerative Medicine – Cell Therapy Platform
NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. The Company believes NeoCart has the potential to accelerate healing and reduce pain by reconstructing a patient's previously damaged knee cartilage. It treats pain at the source, creating a similar, functional joint surface as it was before the injury. Ultimately, the therapy's goal is to prevent a patient's progression toward osteoarthritis, reduce pain, and improve function of the joint. In May 2022, the FDA granted a Regenerative Medicine Advanced Therapy ("RMAT") designation to NeoCart for the repair of knee cartilage injuries in adults. The Company is currently working with the FDA to finalize the Phase 3 clinical trial protocol necessary to advance the clinical development of NeoCart for eventual market authorization.
Going Concern Consideration
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") assuming the Company will continue as a going concern. As of September 30, 2022, the Company had cash and cash equivalents of approximately $101.6 million, which the Company believes will enable it to fund its operations into the fourth quarter of 2023. The cash runway is based on management's updated projections, including the removal of external expenditures for COVAXIN beyond the ongoing Phase 2/3 immuno-bridging and broadening clinical trial. The Company anticipates that the continued development of its COVID-19 vaccine candidates will require government funding to support the regulatory pathway of such candidates. There can be no assurance, however, that the Company will be successful in obtaining such funding in sufficient amounts, on terms acceptable to the Company, or at all. As the result of the updated projections, the Company believes that its cash and cash equivalents will enable the funding of its operating expenses and capital expenditure requirements through at least one year from the date the condensed consolidated financial statements are issued.

2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with GAAP and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2022 (the "2021 Annual Report"). The condensed consolidated financial statements include the accounts of Ocugen and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government and U.S. government agency obligations. The Company earns interest on its cash equivalents balance which is recorded as interest income in other income (expense), net within the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.5 million and $0.6 million as interest income for the three and nine months ended September 30, 2022, respectively. The Company's restricted cash balance consisted of cash held to collateralize a corporate credit card account.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2022	2021
Cash and cash equivalents	$101,602	$107,349
Restricted cash	—	151
Total cash, cash equivalents, and restricted cash	$101,602	$107,500
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

Operating leases are included in other assets and operating lease obligations in the Company's condensed consolidated balance sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term and recognized as research and development expense or general and administrative expense based on the underlying nature of the expense. The Company currently leases real estate classified as operating leases. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, Leases, requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit interest rates were not readily determinable in the Company's current operating leases. As such, the incremental borrowing rates were used based on the information available at the commencement dates in determining the present value of the lease payments.
The lease term for the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on an index or rate, and amounts probable to be payable under the exercise of an option to purchase the underlying asset if reasonably certain.
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
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
The carrying value of certain financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, approximates their fair value due to the short-term nature of these instruments. As of September 30, 2022, the Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement (as defined in Note 7) approximate their carrying value. See Note 7 for additional information.
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). The Company has issued stock-based compensation awards including stock options and restricted stock units ("RSUs"), and also accounts for certain issuances of preferred stock and warrants in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options and RSUs, to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs, the fair value of the RSU is determined by the market price of a share of the Company's common stock on the grant date. The Company recognizes forfeitures as they occur.
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
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). This standard clarifies and reduces diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options, including warrants, that remain equity-classified after the modification or exchange. The standard requires an entity to treat a modification or an exchange of a freestanding equity-classified written call option that remains equity-classified after the modification or exchange as an exchange of the original instrument for a new instrument. The standard additionally provides guidance on measuring and recognizing the effect of a modification or an exchange. The standard was effective for the Company on January 1, 2022. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40). This standard will have an effective and transition date of January 1, 2024. Early adoption is currently permitted. This standard simplifies an issuer's accounting for convertible instruments by eliminating two of the three models that require separate accounting for embedded conversion features as well as simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. This standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The standard requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of a public business entity's convertible debt at the instrument level, among other things. The Company does not currently expect the adoption of this standard to have a material impact on the Company's condensed consolidated financial statements.
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

3.    License and Development Agreements
Exclusive License Agreement with Washington University
In September 2022, the Company entered into the WU License Agreement with Washington University, pursuant to which the Company was granted an exclusive, sublicensable, royalty-bearing license to patent rights for a mucosal COVID-19 vaccine, OCU500, as well as a license to certain tangible research property and technical information necessary to exploit the patent rights within the Mucosal COVID-19 Vaccine Territory. The Company paid Washington University an initial license issuance fee of $1.0 million, which was recognized as research and development expense in the condensed consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2022. In addition, the Company is required to pay Washington University an annual license maintenance fee, payments upon the achievement of regulatory and commercial milestones in the aggregate amount of up to $37.0 million, and low single-digit percentage royalties on net sales of licensed products (as defined in the WU License Agreement).
Pursuant to the WU License Agreement, the Company may make, have made, sell, offer for sale, use, market, promote, distribute, export, and import licensed products in the Mucosal COVID-19 Vaccine Territory. The Company will use commercially reasonable efforts to develop, manufacture, promote, and sell the licensed products in the Mucosal COVID-19 Vaccine Territory.
Washington University maintains control of patent preparation, filing, prosecution, and maintenance. The Company is responsible for Washington University's out-of-pocket expenses related to the preparation, filing, prosecution, issuance, and maintenance of the licensed patent rights incurred pursuant to the WU License Agreement.
The WU License Agreement will expire on a country-by-country basis and a licensed product-by-licensed product basis and end, separately in each such country and for each such licensed product, upon the latter of (a) the expiration date of the last valid claim, (b) the fifteenth (15th) anniversary of the date of the first commercial sale of a licensed product, or (c) the expiration of the last form of Market Exclusivity (as defined in the WU License Agreement), subject to the earlier termination of the WU License Agreement in accordance with its terms. In addition, the Company may terminate the WU License Agreement without cause by giving at least ninety days' written notice. The WU License Agreement contains customary termination provisions in the event of an uncured material breach or upon certain corporate actions, including bankruptcy, receivership, or liquidation.
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

The Company has selected Jubilant HollisterStier as a manufacturing partner to prepare for the commercial manufacturing of COVAXIN. In September 2021, the Company entered into a Development and Commercial Supply Agreement (the "Supply Agreement") with Bharat Biotech, pursuant to which Bharat Biotech will supply the Company with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of a technology transfer. Following the completion of the technology transfer to Jubilant HollisterStier, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for the commercial manufacture and supply of COVAXIN. In March 2021, the Company issued shares of Series B Convertible Preferred Stock (as defined in Note 8) as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech under the Supply Agreement. See Note 8 for additional information about the Series B Convertible Preferred Stock issuance to Bharat Biotech.
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
4.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Furniture and fixtures	$333	$284
Machinery and equipment	1,505	855
Leasehold improvements	1,597	167
Construction in progress	1,660	232
Total property and equipment	5,095	1,538
Less: accumulated depreciation	(578)	(374)
Total property and equipment, net	$4,517	$1,164
5.    Operating Leases
The Company has commitments under operating leases for office and laboratory space located in Malvern, Pennsylvania. The Company's leases have initial terms of approximately seven years and include options to extend the operating leases for up to 10 years. The options for extension have been excluded from the lease terms (and lease liabilities) as it is not reasonably certain that the Company will exercise such options.
The components of lease expense were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$196	$66	$578	$200
Variable lease cost	36	26	89	79
Total lease cost	$232	$92	$667	$279
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2022	December 31, 2021
Right-of-use assets, net	$4,040	$1,587

Current lease obligations	$443	$363
Non-current lease obligations	3,764	1,231
Total lease liabilities	$4,207	$1,594

Supplemental information related to leases was as follows:

	Nine months ended September 30,
	2022	2021
Weighted-average remaining lease term (years)	6.5	6.2
Weighted-average discount rate	6.4%	4.6%
Future minimum base rent payments are approximately as follows (in thousands):

For the Years Ending December 31,	Amount
Remainder of 2022	$147
2023	762
2024	785
2025	809
2026	833
Thereafter	1,859
Total	$5,195
Less: present value adjustment	(988)
Present value of minimum lease payments	$4,207
6.    Accrued Expenses
The following table provides a summary of the major components of accrued expenses as reflected on the condensed consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Research and development	$1,379	$866
Clinical	2,199	703
Professional fees	494	747
Employee-related	2,363	1,716
Other	1,569	293
Total accrued expenses	$8,004	$4,325
7.    Debt
In September 2016, pursuant to the U.S. government's Immigrant Investor Program, commonly known as the EB-5 program, the Company entered into an arrangement (the "EB-5 Loan Agreement") to borrow up to $10.0 million from EB5 Life Sciences, L.P. ("EB-5 Life Sciences") in $0.5 million increments. Borrowings may be limited by the amount of funds raised by EB-5 Life Sciences and are subject to certain job creation requirements by the Company. Borrowings are at a fixed interest rate of 4.0% per annum and are to be utilized in the clinical development, manufacturing, and commercialization of the Company's product candidates and for the general working capital needs of the Company. Outstanding borrowings pursuant to the EB-5 Loan Agreement, including accrued interest, become due upon the seventh anniversary of the final disbursement. Amounts repaid cannot be re-borrowed. The EB-5 Loan Agreement borrowings are secured by substantially all assets of the Company, except for any patents, patent applications, pending patents, patent licenses, patent sublicenses, trademarks, and other intellectual property rights. Under the terms and conditions of the EB-5 Loan Agreement, the Company borrowed $1.5 million prior to 2022 and an additional $0.5 million in September 2022. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of the loan.

The carrying values of the EB-5 Loan Agreement borrowings as of September 30, 2022 and December 31, 2021 are summarized below (in thousands):

	September 30, 2022	December 31, 2021
Principal outstanding	$2,000	$1,500
Plus: accrued interest	287	241
Less: unamortized debt issuance costs	(22)	(29)
Carrying value, net	$2,265	$1,712
8.    Equity
COVAXIN Preferred Stock Purchase Agreement
On March 1, 2021, the Company entered into a preferred stock purchase agreement with Bharat Biotech, pursuant to which the Company agreed to issue and sell 0.1 million shares of the Company's Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Convertible Preferred Stock"), at a price per share equal to $109.60, to Bharat Biotech. On March 18, 2021, the Company issued the Series B Convertible Preferred Stock as an advance payment of $6.0 million for the supply of COVAXIN to be provided by Bharat Biotech pursuant to the Supply Agreement.
Each share of Series B Convertible Preferred Stock is convertible, at the option of Bharat Biotech, into 10 shares of the Company's common stock (the "Conversion Ratio") only after (i) the Company received stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation, which the Company received in April 2021, and (ii) the Company's receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement, and further on the terms and subject to the conditions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. As of September 30, 2022, the conversion condition relating to the delivery of the first 10.0 million doses of COVAXIN had not been met. The conversion rate of the Series B Convertible Preferred Stock is subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to the Company's common stock.
The Company accounted for the issuance of the Series B Convertible Preferred Stock in accordance with ASC 718 and recorded its grant date fair value of $5.0 million within equity during the nine months ended September 30, 2021, with a corresponding short-term asset for the advanced payment for the supply of COVAXIN included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of December 31, 2021. The Company utilized the traded common stock price, adjusted by the Conversion Ratio, to value the Series B Convertible Preferred Stock and the Finnerty model to estimate a 15% discount rate for the lack of marketability of the instrument. The valuation incorporated Level 3 inputs in the fair value hierarchy, including the estimated time until the instrument's liquidity and the estimated volatility of the Company's common stock as of the grant date.
As of September 30, 2022 and December 31, 2021, the remaining balance of the short-term asset for the advanced payment for the supply of COVAXIN was $4.1 million and $5.0 million, respectively. The reduction in the advanced payment resulted from the Company's receipt of COVAXIN drug product components from Bharat Biotech, which the Company utilized to produce the demonstration batch at Jubilant HollisterStier during the three months ended September 30, 2022. In February 2022, the Company entered into a supply commitment to purchase $14.3 million of COVAXIN drug product components from Bharat Biotech to utilize in the Process Performance Qualification ("PPQ") runs. The doses produced in the PPQ runs, if successfully completed, are expected to be commercially salable following regulatory approval. Subsequent to September 30, 2022, the Company withdrew this supply commitment as a result of the deficiencies identified in an inspection conducted by the World Health Organization ("WHO").
Offerings of Common Stock
Public Offering
In February 2022, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co., pursuant to which the Company sold 16.0 million shares of its common stock at a public offering price of $3.13 per share (the "Public Offering"). Upon the closing of the Public Offering, the Company received net proceeds of $49.8 million, after deducting equity issuance costs payable by the Company.

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
At-the-Market Offering
During the nine months ended September 30, 2021, the Company sold 1.0 million shares of the Company's common stock in an at-the-market offering and received net proceeds of $4.8 million after deducting equity issuance costs of $0.1 million.
9.    Warrants
Liminal Warrants
On January 24, 2022, the Company entered into a non-binding letter of intent ("LOI") with Liminal Biosciences Inc. ("Liminal") for the acquisition of Liminal's manufacturing site in Belleville, Ontario, Canada for a combination of cash and warrants to purchase the Company's common stock. Pursuant to the LOI, the Company issued warrants to purchase 2.3 million shares of the Company's common stock at an exercise price of $3.76 per share, subject to certain adjustments (the "Liminal Warrants"). As of September 30, 2022, the Liminal Warrants were cancelled as a result of the termination of the LOI.
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
The Canada Warrants were issued on July 15, 2021 in a private placement transaction. The warrant holder has the right to exercise the Canada Warrants to purchase up to 0.2 million shares of the Company's common stock at an exercise price of $6.36 per share upon the achievement of certain milestones related to COVAXIN. The Canada Warrants terminate on July 15, 2031, unless earlier terminated in accordance with their terms. As of September 30, 2022 and December 31, 2021, all of the Canada Warrants were outstanding and unvested. The Canada Warrants are accounted for in accordance with ASC 718.
OpCo Warrants
Beginning in 2016, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants"). As of September 30, 2022 and December 31, 2021, 0.6 million OpCo Warrants were outstanding. As of September 30, 2022, the outstanding OpCo Warrants had a weighted-average exercise price of $6.23 per share and expire between 2026 and 2027.

10.    Stock-Based Compensation
Stock-based compensation expense for stock options and RSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
General and administrative	$2,057	$840	$5,769	$2,957
Research and development	438	507	2,104	1,318
Total	$2,495	$1,347	$7,873	$4,275
As of September 30, 2022, the Company had $18.0 million of unrecognized stock-based compensation expense related to stock options and RSUs outstanding, which is expected to be recognized over a weighted-average period of 2.0 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). As of September 30, 2022, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 19.5 million equity awards with respect to the Company's common stock, respectively. In addition to stock options and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The following table summarizes the stock option activity:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2021	10,086,167	$2.59	8.8	$24,664
Granted	5,809,257	$3.90
Exercised	(1,295,999)	$0.93
Forfeited	(2,872,488)	$4.10
Stock options outstanding at September 30, 2022	11,726,937	$3.06	8.5	$2,448
Stock options exercisable at September 30, 2022	2,982,799	$2.56	7.5	$1,089
As of September 30, 2022 and December 31, 2021, there were 0.9 million and 1.2 million of stock options with performance-based vesting conditions outstanding, of which 0.7 million and 0.9 million were not yet vested and exercisable, respectively. The weighted-average grant date fair values of stock options granted during the three and nine months ended September 30, 2022 were $2.01 and $3.19, respectively. The weighted-average grant date fair values of stock options granted during the three and nine months ended September 30, 2021 were $5.97 and $2.77, respectively. The total fair values of stock options vested during the three and nine months ended September 30, 2022 were $0.6 million and $4.6 million, respectively. The total fair values of stock options vested during the three and nine months ended September 30, 2021 were $0.1 million and $0.7 million, respectively.

RSUs
The following table summarizes the RSU activity:

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs outstanding at December 31, 2021	191,811	$6.79
Granted	1,304,902	$4.16
Vested	(56,807)	$6.42
Forfeited	(507,027)	$4.75
RSUs outstanding at September 30, 2022	932,879	$4.24
11.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss — basic and diluted	$(21,922)	$(10,755)	$(59,412)	$(43,784)
Shares used in calculating net loss per common share — basic and diluted	216,591,011	198,790,980	212,755,746	193,599,525
Net loss per common share — basic and diluted	$(0.10)	$(0.05)	$(0.28)	$(0.23)
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	11,726,937	10,518,263	11,726,937	10,518,263
RSUs	932,879	179,051	932,879	179,051
Warrants	798,352	946,179	798,352	946,179
Series A Convertible Preferred Stock (as converted to common stock)	—	3,115	—	3,115
Series B Convertible Preferred Stock (as converted to common stock)	547,450	547,450	547,450	547,450
Total	14,005,618	12,194,058	14,005,618	12,194,058
12.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, debt agreements, and consulting agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (commitments under the Company's licensing agreements are more fully described within Note 3 and within the Company's 2021 Annual Report). Commitments under lease agreements are future minimum lease payments (see Note 5). Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement (see Note 7). Commitments under consulting agreements include payments upon the achievement of certain milestones related to COVAXIN (see Note 9). The Company previously entered into a supply commitment in February 2022 for the purchase of COVAXIN drug product components from Bharat Biotech which was withdrawn by the Company subsequent to September 30, 2022 (see Note 8).

Contingencies
In June 2021, a securities class action lawsuit was filed against the Company and certain of its agents in the U.S. District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the announcement of the Company's decision to pursue the submission of a BLA in the United States for COVAXIN for adults ages 18 years and older rather than pursuing emergency use authorization ("EUA") for the vaccine candidate. In July 2021, a second securities class action was filed against the Company and certain of its agents in the Court (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. The complaints seek unspecified damages, interest, attorneys' fees, and other costs. In March 2022, the Court consolidated these two related securities class action lawsuits and appointed Andre Galan Bernd Benayon to serve as lead plaintiff. The lead plaintiff's amended complaint was filed in June 2022. The Company filed a motion to dismiss the amended complaint in August 2022. The lead plaintiff's opposition to the motion to dismiss was filed in October 2022. The Company will file its reply in support of its motion to dismiss by November 10, 2022.
In August 2021, a stockholder derivative lawsuit was filed derivatively on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-03876) that purported to state a claim for breach of fiduciary duty and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on facts and circumstances relating to the securities class action lawsuits and seeking contribution and indemnification in connection with claims asserted in the securities class action lawsuits. In September 2021, a second stockholder derivative lawsuit was filed derivatively on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-04169) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the same allegations as the first complaint. The parties to both stockholder derivative lawsuits have stipulated to the consolidation of the two stockholder derivative lawsuits and also have submitted to the Court in each action a proposed order requesting a stay of the litigation pending a decision on any motion to dismiss filed in the securities class action lawsuits, which the Court entered in April 2022.
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
13.    Subsequent Events
Subsequent to September 30, 2022, the Company sold 2.1 million shares of its common stock under an At Market Issuance Sales Agreement ("Sales Agreement"), which the Company entered into in June 2022 with certain agents, pursuant to which the Company may, from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $160.0 million. The offer and sale of the shares of common stock made pursuant to the Sales Agreement were made under the Company's Registration Statement on Form S-3ASR, which was previously filed with the SEC and became automatically effective on March 22, 2021, as supplemented by a prospectus supplement, dated June 10, 2022. The Company received net proceeds of $3.6 million after deducting equity issuance costs of $0.3 million.

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
Our cutting-edge technology pipeline includes:
•COVID-19 Vaccine Candidates — COVAXIN is a whole-virion inactivated intramuscular COVID-19 vaccine candidate being developed to prevent COVID-19, caused by SARS-CoV-2, in humans. We are co-developing COVAXIN with Bharat Biotech for the North American market. In addition, the Company recently obtained rights from Washington University to develop, manufacture, and commercialize a mucosal COVID-19 vaccine candidate, OCU500, in the United States, Europe, and Japan.
•Modifier Gene Therapy Platform — Based on NHRs, we believe our modifier gene therapy platform has the potential to address many retinal diseases, including RP, LCA, dry AMD, and Stargardt disease.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel biologic product candidate designed to treat DME, DR, and wet AMD.
•Regenerative Medicine – Cell Therapy Platform — Our Phase 3 cell therapy platform technology, NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults.
Vaccines
Intramuscular COVID-19 Vaccine Candidate
In February 2021, we entered into the Covaxin Agreement with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19 in the United States, its territories, and possessions. In June 2021 and April 2022, we entered into amendments to the Covaxin Agreement, pursuant to which we and Bharat Biotech agreed to expand our rights to develop, manufacture, and commercialize COVAXIN to include Canada and Mexico, respectively, in addition to the United States, its territories, and possessions. COVAXIN is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant. COVAXIN utilizes a toll-like receptor ("TLR") 7/8 agonist molecule (IMDG) adsorbed to alum (Algel) as adjuvants designed to boost COVAXIN's immunogenicity. The adjuvant used in the formulation of COVAXIN is the first adjuvant in an authorized or approved vaccine against an infectious disease to activate TLR 7/8. COVAXIN requires a two-dose vaccination regimen given 28 days apart and is stored in standard vaccine storage conditions (2-8°C). COVAXIN was granted an Emergency Use Listing by the WHO in November 2021, has been authorized or approved for use in over 25 countries, and is accepted for travel purposes in over 85 countries. Over 350 million doses have been administered to date.
The Phase 3 clinical trial conducted by Bharat Biotech in India in 25,798 adults ages 18 years and older, who were healthy or had stable chronic medical conditions, reported an overall estimated vaccine efficacy of COVAXIN against COVID-19 of 77.8%, with efficacy against severe COVID-19 of 93.4%, and efficacy against asymptomatic COVID-19 of 63.6%. Cross variant protection was also demonstrated with a vaccine efficacy of 65.2% against the Delta variant (B.1.617.2). Individuals with asymptomatic infection have a detectable viral load in nasal and saliva swabs and therefore are considered carriers of

COVID-19. COVAXIN was generally well tolerated, with no clinically or statistically significant differences in reported adverse events in the vaccine and placebo groups. Additionally, a Phase 2/3 immuno-bridging clinical trial was conducted by Bharat Biotech in India to assess the protective immunity of COVAXIN in children ages two to 18 years. COVAXIN is formulated such that the same dosage can be administered to adults and children alike. The results demonstrated a robust neutralizing antibody response comparable to that of the adults studied in a Phase 2 clinical trial conducted by Bharat Biotech in India, and that COVAXIN was generally well tolerated. Among the 526 study subjects in the Phase 2/3 pediatric clinical trial, no serious adverse events, such as deaths, hospitalizations, myocarditis, pericarditis, Guillain-Barre syndrome, vaccine-induced thrombotic thrombocytopenia, or anaphylactic reactions were reported. COVAXIN has received EUA approval in India for children ages six to 18 years. Further, data from clinical trials conducted by Bharat Biotech has shown that COVAXIN has neutralizing potential against multiple variants including both the Omicron (B.1.1.529) and Delta (B.1.617.2) variants.
We are currently dosing patients in a Phase 2/3 immuno-bridging and broadening clinical trial evaluating COVAXIN for adults ages 18 years and older, pursuant to an IND application cleared by the FDA. The clinical trial, which completed enrollment with over 400 patients, was designed to evaluate whether the immune response observed in participants in the aforementioned completed Phase 3 clinical trial in India is similar to a demographically representative, adult population in the United States. No safety concerns have been identified in the Phase 2/3 immuno-bridging and broadening clinical trial to date. We expect to release top line data in early 2023. We additionally plan to initiate an adult safety clinical trial, subject to discussions with the FDA, and intend to work with government agencies in the United States to obtain funding. Data from the Phase 2/3 immuno-bridging and broadening clinical trial and a safety clinical trial will be utilized to support a BLA submission.
We also have rights to commercialize COVAXIN in Canada and Mexico. In July 2021, we completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which was conducted through our Canadian subsidiary, Vaccigen Ltd., was recommended and accepted under the Minister of Health's Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19 and transitioned to a New Drug Submission ("NDS") for COVID-19. In August 2022, we withdrew our NDS based on discussions with Health Canada and are evaluating the requirements for resubmitting an updated NDS. The Comisión Federal para la Protección contra Riesgos Sanitarios authorized emergency use for COVAXIN in Mexico for adults ages 18 years and older, which remains active. We are in discussions with Consejo Nacional de Ciencia y Tecnología in Mexico regarding our submission for emergency use authorization for COVAXIN for pediatric use in ages five to 18 years.
We are evaluating our commercialization strategy for COVAXIN in the Ocugen Covaxin Territory. We have selected Jubilant HollisterStier as a manufacturing partner to prepare for the commercial manufacturing of COVAXIN. In September 2021, we entered into the Supply Agreement with Bharat Biotech, pursuant to which Bharat Biotech will supply us with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of a technology transfer. Following the completion of the technology transfer to Jubilant HollisterStier, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for the commercial manufacture and supply of COVAXIN.
Mucosal COVID-19 Vaccine Candidate
In September 2022, we entered into the WU License Agreement with Washington University, pursuant to which we obtained the rights to develop, manufacture, and commercialize a mucosal COVID-19 vaccine, OCU500, in the Mucosal COVID-19 Vaccine Territory. OCU500 is a recombinant, replication-deficient, adenovirus-vectored vaccine with a prefusion stabilized spike protein. As this vaccine can potentially be delivered through the mucosal route (intranasal or inhalation), we believe that OCU500 has the potential to generate rapid local immunity in the nose, mouth, upper airways, and lungs where SARS-CoV-2 enters and infects the body, which we believe may help reduce or prevent infection and transmission as well as provide protection against new COVID-19 variants. We intend to work closely with government agencies in the Mucosal COVID-19 Vaccine Territory to obtain funding to initiate clinical trials and manufacture OCU500.
Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs in retinal diseases, including IRDs, such as RP, LCA, dry AMD, and Stargardt disease. Our modifier gene therapy platform is based on NHRs, which have the potential to restore homeostasis, the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential to address multiple retinal diseases caused by mutations in multiple genes with one product, and potentially address complex diseases that are potentially caused by imbalances in multiple gene networks.

IRDs, such as RP and LCA, can lead to visual impairment and blindness and affect over two million people worldwide. RP and LCA are rooted in more than 175 different gene mutations. We believe that OCU400, our first product candidate being developed with our modifier gene therapy platform, has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including RP and LCA. OCU400 has received ODDs from the FDA for the treatment of certain disease genotypes: NR2E3, CEP290, RHO, and PDE6ß mutation-associated inherited retinal degenerations. Additionally, OCU400 has received OMPD from the EC based on the recommendation of the EMA for RP and LCA, which we believe demonstrates that OCU400 has the potential to be a broad-spectrum therapeutic to treat multiple IRDs.
We have initiated a Phase 1/2 clinical trial, a multicenter, open-label, dose ranging study to assess the safety of unilateral subretinal administration of OCU400 in subjects with NR2E3 and RHO-related RP in the United States, pursuant to an IND application cleared by the FDA. The first patient was dosed in March 2022 and we have completed dosing patients in two out of three cohorts. After reviewing the data from the second cohort, an independent Data Safety and Monitoring Board recommended us to proceed with dosing in the third cohort. We initiated dosing in the third cohort in October 2022. We expect to complete enrollment in the third cohort by the end of 2022. Patients with LCA associated with CEP290 mutations will be included in the current Phase 1/2 clinical trial.
We are also developing OCU410 and OCU410ST to utilize the nuclear receptor genes RORA for the treatment of dry AMD and Stargardt disease, respectively. We are currently executing IND-enabling studies for OCU410 consistent with FDA discussions. We intend to submit IND applications in the second quarter of 2023 to initiate Phase 1/2 clinical trials. We have engaged CanSinoBIO as our manufacturing partner for our modifier gene therapy platform. CanSinoBIO has produced the clinical trial supplies for use in the Phase 1/2 clinical trials.
Novel Biologic Therapy for Retinal Diseases
Our biologic product candidate, OCU200, is a novel fusion protein designed to treat severely sight-threatening diseases, such as DME, DR, and wet AMD. We have completed the technology transfer of manufacturing processes to our CDMO and have produced clinical trial supplies to initiate a Phase 1 clinical trial. We are currently executing IND-enabling studies consistent with FDA discussions. We intend to submit an IND application in the first quarter of 2023 to initiate a Phase 1 clinical trial targeting DME.
Regenerative Medicine – Cell Therapy Platform
NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. We believe NeoCart has the potential to accelerate healing and reduce pain by reconstructing a patient's previously damaged knee cartilage. It treats pain at the source, creating a similar, functional joint surface as it was before the injury. Ultimately, the therapy's goal is to prevent a patient's progression toward osteoarthritis, reduce pain, and improve function of the joint. In May 2022, the FDA granted a RMAT designation to NeoCart for the repair of knee cartilage injuries in adults. We are currently working with the FDA to finalize the Phase 3 clinical trial protocol necessary to advance the clinical development of NeoCart for eventual market authorization.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic remains ongoing. The extent to which the COVID-19 pandemic may impact our operations is dependent on future developments, including but not limited to: (i) the duration of the spread of the SARS-CoV-2 virus, including the spread of any current or future variants, (ii) future actions taken by governmental authorities and regulators with respect to the COVID-19 pandemic including restrictions and available funding for COVID-19 vaccines, and (iii) the impact on our partners, collaborators, and suppliers. To date, the COVID-19 pandemic has not had a material adverse impact on our business operations, and we currently do not expect that it will have a material adverse impact on our operations in the future. However, we continue to monitor the situation for any new developments that could potentially have a material adverse impact on our operations.

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022	2021	Change
Operating expenses
Research and development	$15,622	$6,281	$9,341
General and administrative	7,497	4,508	2,989
Total operating expenses	23,119	10,789	12,330
Loss from operations	(23,119)	(10,789)	(12,330)
Other income (expense), net	1,197	(18)	1,215
Loss before income taxes	(21,922)	(10,807)	(11,115)
Income tax benefit	—	(52)	52
Net loss	$(21,922)	$(10,755)	$(11,167)
Research and development expense
Research and development expense increased by $9.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to increases of $5.4 million related to COVAXIN, driven by clinical and chemistry, manufacturing, and controls ("CMC") activities; $1.1 million in employee-related expenses as we expand our headcount to support our research and development initiatives; $1.2 million related to OCU200, driven by preclinical activities; and $1.0 million related to the initial license issuance fee to Washington University for the rights to develop, manufacture, and commercialize OCU500 in the Mucosal COVID-19 Vaccine Territory.
General and administrative expense
General and administrative expense increased by $3.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to $2.1 million in employee-related expenses, including $1.2 million in stock-based compensation expense.
Other income (expense), net
Other income (expense), net increased by $1.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to the collection of $0.8 million related to a note receivable that was previously impaired and $0.5 million in interest earned on our cash and cash equivalents balance.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021	Change
Operating expenses
Research and development	$32,544	$28,006	$4,538
General and administrative	28,174	15,450	12,724
Total operating expenses	60,718	43,456	17,262
Loss from operations	(60,718)	(43,456)	(17,262)
Other income (expense), net	1,306	(380)	1,686
Loss before income taxes	(59,412)	(43,836)	(15,576)
Income tax benefit	—	(52)	52
Net loss	$(59,412)	$(43,784)	$(15,628)
Research and development expense
Research and development expense increased by $4.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increases of $7.9 million related to COVAXIN, driven by clinical and CMC activities; $6.2 million in employee-related expenses; $2.9 million related to OCU200 and $1.2 million related to OCU410, both of which are driven by preclinical activities; and $1.0 million related to the initial license issuance fee to Washington University for rights to develop, manufacture, and commercialize OCU500 in the Mucosal COVID-19 Vaccine Territory. These increases are offset by the $15.0 million upfront payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021 and an overall decrease of $0.4 million related to OCU400, which is driven by an increase in clinical activities and a decrease in preclinical activities.
General and administrative expense
General and administrative expense increased by $12.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to $6.3 million in employee-related expenses, including $2.8 million in stock-based compensation expense; $3.7 million in professional and consulting services, including legal fees; $1.9 million in pre-commercialization activities; $0.9 million in insurance expense; and $0.9 million in office expenses for our new corporate headquarters. These increases were partially offset by a decrease of $1.9 million in expenses for the annual stockholder meeting and proxy solicitation.
Other income (expense), net
Other income (expense), net increased by $1.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to the collection of $0.8 million during the nine months ended September 30, 2022 related to a note receivable that was previously impaired during the nine months ended September 30, 2021 and $0.6 million in interest earned on our cash and cash equivalents balance. These increases were partially offset by a gain on loan extinguishment of $0.4 million for the forgiveness of the Paycheck Protection Program note during the nine months ended September 30, 2021.
Liquidity and Capital Resources
As of September 30, 2022, we had $101.6 million in cash and cash equivalents. We have not generated significant revenue to date and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes, debt, and grant proceeds. Since our inception and through September 30, 2022, we have raised an aggregate of $271.2 million to fund our operations, of which $258.0 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $2.7 million was from debt, and $0.2 million was from grant proceeds.

In June 2022, we entered into the Sales Agreement with certain agents, whereby we may, from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $160.0 million. Subsequent to September 30, 2022, we sold 2.1 million shares of our common stock and received net proceeds of $3.6 million after deducting equity issuance costs of $0.3 million.
In February 2022, we issued and sold 16.0 million shares of our common stock at a public offering price of $3.13 per share pursuant to an underwritten offering. We received net proceeds of $49.8 million, after deducting equity issuance costs.
Since our inception, we have devoted substantial resources to the research, development, and pre-commercialization activities of our product candidates and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $59.4 million and $43.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $191.1 million. Additionally, we had accounts payable and accrued expenses of $14.5 million and indebtedness of $2.3 million as of September 30, 2022.
The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(43,165)	$(35,137)
Net cash used in investing activities	(1,672)	(1,624)
Net cash provided by financing activities	51,300	120,071
Effect of changes in exchange rate on cash, cash equivalents, and restricted cash	30	—
Net increase in cash, cash equivalents, and restricted cash	$6,493	$83,310
Operating activities
Cash used in operating activities was $43.2 million for the nine months ended September 30, 2022 compared to $35.1 million for the nine months ended September 30, 2021. The increase in cash used in operating activities was primarily driven by an increase in our operating expenses to continue to support our development, commercialization, and business efforts including development and pre-commercialization expenses for our product candidates, employee-related expenses, including an increase in headcount to support our operations, and professional and consulting services, including legal fees. These increases were offset by a $15.0 million upfront payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021.
Investing activities
Cash used in investing activities was $1.7 million for the nine months ended September 30, 2022 compared to $1.6 million for the nine months ended September 30, 2021. The increase in cash used in investing activities was primarily driven by an increase of $1.7 million in purchases of property and equipment during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase was partially offset by the collection of a note receivable of $0.8 million during the nine months ended September 30, 2022 that was issued during the nine months ended September 30, 2021.
Financing activities
Cash provided by financing activities was $51.3 million for the nine months ended September 30, 2022 compared to $120.1 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, cash provided by financing activities primarily consisted of gross proceeds of $50.0 million received from our underwritten offering that closed in February 2022. During the nine months ended September 30, 2021, cash provided by financing activities primarily consisted of gross proceeds of $100.0 million and $22.9 million received from the April 2021 Registered Direct Offering and the February 2021 Registered Direct Offering, respectively, and gross proceeds of $5.0 million received under an at-the-market offering, partially offset by payments of equity issuance costs of $8.5 million.

Contractual Obligations
We have commitments under certain licensing and development agreements, lease obligations, debt agreements, and consulting agreements. We previously entered into a supply commitment in February 2022 to purchase $14.3 million of COVAXIN drug product components from Bharat Biotech, which was withdrawn by us subsequent to September 30, 2022 as a result of the deficiencies identified in an inspection conducted by the WHO. In addition, we entered into the WU License Agreement in September 2022. Our obligations pursuant to the WU License Agreement are further described in Note 3. Except for the withdrawal of the supply commitment with Bharat Biotech and our obligations pursuant to the WU License Agreement, there have been no material changes to our contractual obligations as reported in our 2021 Annual Report.
Funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we continue research and development, including preclinical and clinical development of our product candidates, prepare to manufacture our product candidates, prepare for the commercialization of our product candidates, add operational, financial, and information systems to execute our business plan, maintain, expand, and protect our patent portfolio, explore strategic licensing, acquisition and collaboration opportunities to expand our product candidate pipeline to support our future growth, expand headcount to support our development, commercialization, and business efforts, and operate as a public company.
Factors impacting our future funding requirements include, without limitation, the following:
•the initiation, progress, timing, costs, and results of clinical trials for our product candidates;
•the outcome, timing, and cost of the regulatory approval process for our product candidates;
•the costs of manufacturing and commercialization;
•the costs related to doing business internationally with respect to the development and commercialization of our product candidates;
•the cost of filing, prosecuting, defending, and enforcing our patent claims and other intellectual property rights;
•the costs of defending intellectual property disputes, including patent infringement actions brought by third parties against us;
•the costs of expanding infrastructure to support our development, commercialization, and business efforts;
•the costs involved in recruiting and retaining skilled personnel;
•the extent to which we in-license or acquire other products, product candidates, or technologies; and
•the impact of geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or other acts of war.
Although we believe our cash and cash equivalents will enable us to fund our operating expenses and capital requirements through at least one year from the date the condensed consolidated financial statements included in this report are issued, our management plans to continue to raise additional capital to support the development and commercialization of our product candidates through public and private placements of equity and/or debt, including sales of common stock through the Sales Agreement, pursuant to which we may, but are not obligated to, issue and sell up to $160.0 million of shares of our common stock, for which we have received net proceeds of $3.6 million to date, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the adult safety clinical trial for COVAXIN and for the development of OCU500, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including the impact of the COVID-19 pandemic, geopolitical turmoil, and macroeconomic conditions, and as a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.

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
Other Company Information
None.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit	Description

10.1*#	Exclusive License Agreement by and between Ocugen, Inc. and The Washington University, dated as of September 23, 2022

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Accounting Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
*    Filed herewith.
**    Furnished herewith.
#    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: November 8, 2022	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 8, 2022	/s/ Jessica Crespo
Jessica Crespo, CPA Chief Accounting Officer and Senior Vice President, Finance (Principal Financial Officer)