Form 10-K
period 2022-12-31
Ocugen, Inc.
filed 2023-02-28
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-K
___________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of June 30, 2022, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $483.2 million, based upon the closing price of the registrant's common stock on June 30, 2022.
As of February 21, 2023, there were 226,417,682 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant's proxy statement for the 2023 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2022.

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
The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated herein by reference include, among other things, statements about:
•our estimates regarding expenses, future revenues, and capital requirements, as well as the timing, availability of, and the need for, additional financing to continue to advance our product candidates;
•our ability to obtain sufficient additional funding to continue to advance our product candidates;
•our activities with respect to OCU400, including the results from our Phase 1/2 clinical trial and our ability to successfully initiate and subsequently complete a Phase 3 clinical trial and a pediatric Phase 1/2 clinical trial;
•our ability to successfully submit an amendment to the Investigational New Drug ("IND") application to the U.S. Food and Drug Administration ("FDA") for NeoCart and to subsequently initiate a Phase 3 clinical trial;
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
•our ability to obtain funding from government agencies in the United States and other countries to continue the development of our vaccine candidates;
•the uncertainties associated with the clinical development and regulatory approval of our product candidates, including potential delays in the initiation, commencement, enrollment, and completion of current and future clinical trials;
•our ability to realize any value from product candidates and preclinical programs being developed and anticipated to be developed in light of inherent risks and difficulties involved in successfully commercializing products and the risk that our products, if approved, will not achieve broad market acceptance;
•uncertainties in obtaining successful clinical trial results for product candidates and unexpected costs that may result therefrom;
•our ability to comply with regulatory schemes and other regulatory developments applicable to our business in the United States and other countries; including the extent to which developments with respect to the COVID-19 pandemic will affect the regulatory pathway available for COVID-19 vaccines in such countries;
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
ii

•our ability to recruit and retain key scientific, technical, commercial, and management personnel and to retain our executive officers;
•our ability to comply with stringent United States and applicable foreign government regulations with respect to the manufacturing of pharmaceutical products, including current Good Manufacturing Practice ("GMP") compliance, and other relevant regulatory authorities; and
•the extent to which health epidemics and other outbreaks of communicable diseases, including the COVID-19 pandemic, geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly under "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make.
You should read this Annual Report on Form 10-K and the documents that we incorporate by reference herein and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.
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
Solely for convenience, tradenames and trademarks referred to in this Annual Report on Form 10-K appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these tradenames or trademarks, as applicable. All tradenames, trademarks, and service marks included or incorporated by reference in this Annual Report on Form 10-K are the property of their respective owners. Further, for ease of reference, the name "COVAXIN" is used throughout this Annual Report on Form 10-K to refer to the vaccine candidate, BBV152. The name COVAXIN has not been evaluated or cleared by the FDA or Health Canada. The name NeoCart has not been evaluated or cleared by the FDA.

iii

PART I
Item 1.    Business.
OVERVIEW
We are a biotechnology company focused on discovering, developing, and commercializing novel gene and cell therapies and vaccines that improve health and offer hope for patients across the globe.
Our cutting-edge technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), we believe our modifier gene therapy platform has the potential to address many retinal diseases, including retinitis pigmentosa ("RP"), Leber congenital amaurosis ("LCA"), dry age-related macular degeneration ("AMD"), and Stargardt disease, with a single mutation-agnostic therapy.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative medicine cell therapy platform technology, NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults.
•Vaccines — COVAXIN is our whole-virion inactivated intramuscular COVID-19 vaccine candidate, which we are developing for the North American market. We are also developing a novel inhaled mucosal vaccine platform, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein containing parts of human tumstatin and transferrin. OCU200 is designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD.
Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal diseases ("IRDs"), such as RP, LCA, and Stargardt disease, as well as dry AMD. Our modifier gene therapy platform is based on the use of NHRs, which have the potential to restore homeostasis — the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential to address multiple retinal diseases caused by mutations in multiple genes with one product, and potentially address complex diseases that are potentially caused by imbalances in multiple gene networks. OCU400, our first product candidate in our modifier gene therapy platform, has received Orphan Drug Designation ("ODD") from the FDA for nuclear receptor subfamily 2 group E member 3 ("NR2E3")-related RP and LCA and Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA. These ODD and OMPD designations represent gene-agnostic broad coverage for RP and LCA, and are not mutation-specific designations.
We are conducting a Phase 1/2 clinical trial to assess the safety of unilateral subretinal administration of OCU400 in patients with NR2E3 and rhodopsin ("RHO")-related RP and centrosomal protein 290 ("CEP290")-related LCA in the United States. We have completed dosing patients with RP in the dose-escalation portion of the clinical trial, which enrolled 10 subjects to receive a low, medium, or high dose of OCU400 in the subretinal space. We are continuing to enroll subjects with RP and LCA in this clinical trial to receive the high dose, which was determined to be the maximum tolerable dose from the dose-escalation portion of the clinical trial. We intend to initiate a Phase 1/2 pediatric clinical trial for OCU400 for the treatment of RP and LCA in the second quarter of 2023 and a Phase 3 clinical trial for OCU400 for the treatment of RP and LCA near the end of 2023, subject to discussions with the FDA.
We are also developing OCU410 and OCU410ST to utilize the nuclear receptor genes RAR-related orphan receptor A ("RORA") for the treatment of dry AMD and Stargardt disease, respectively. We are currently executing IND-enabling studies and we intend to submit IND applications in the second quarter of 2023 to initiate Phase 1/2 clinical trials.
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. In this therapy, healthy cartilage tissue is grown and implanted in the patient. We believe NeoCart has the potential to accelerate healing and reduce pain by reconstructing a patient's previously damaged knee cartilage. It is designed to treat pain at the source, improve function, and potentially prevent a patient's progression to osteoarthritis ("OA"). The FDA granted a regenerative medicine advanced therapy ("RMAT") designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. We have received concurrence from the FDA on the confirmatory Phase 3 clinical trial design. We are renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for Phase 3 clinical trial material. We intend to initiate the Phase 3 clinical trial in the first half of 2024, subject to discussions with the FDA.
Vaccines
Intramuscular COVID-19 Vaccine
We have a Co-Development, Supply and Commercialization Agreement with Bharat Biotech (as amended, the "Covaxin Agreement"), pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19, caused by SARS-CoV-2, in the United States, its territories, and possessions, Canada, and Mexico (the "Ocugen Covaxin Territory"). COVAXIN is intended for administration into the deltoid muscle of the upper arm, in two doses occurring 28 days apart.
A Phase 3 clinical trial conducted by Bharat Biotech in India in 25,798 adults, ages 18 years and older, who were healthy or had stable chronic medical conditions reported an overall estimated vaccine efficacy of COVAXIN against COVID-19 of 77.8%, with efficacy against severe COVID-19 of 93.4%. In January 2023, we announced top-line results from our Phase 2/3 immuno-bridging and broadening clinical trial in the United States evaluating COVAXIN for adults ages 18 years and older. The clinical trial was designed to evaluate whether the immune response observed in participants in Bharat Biotech's Phase 3 clinical trial in India is similar to a demographically representative, adult population in the United States. The clinical trial met both co-primary immunogenicity endpoints and no serious adverse events ("SAEs") related to COVAXIN were identified. We additionally plan to work with government agencies in the United States to obtain funding in order to comply with the requirements of a Biologics License Application ("BLA") submission, including funding to initiate an adult safety clinical trial subject to discussions with the FDA.
In July 2021, we completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which was conducted through our Canadian subsidiary, Vaccigen Ltd. ("Vaccigen"), was recommended and accepted under the Minister of Health's Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19 ("Interim Order") and transitioned to a New Drug Submission ("NDS") for COVID-19. In August 2022, we withdrew our NDS based on discussions with Health Canada and are evaluating the requirements for resubmitting an updated NDS. In Mexico, the Comisión Federal para la Protección contra Riesgos Sanitarios ("COFEPRIS") authorized emergency use for COVAXIN for adults ages 18 years and older, which remains active. We are in discussions with Consejo Nacional de Ciencia y Tecnología in Mexico ("CONACYT") regarding our submission for emergency use authorization ("EUA") for COVAXIN for pediatric use in ages five to 18 years.
Inhaled Mucosal Vaccines
In September 2022, we entered into an exclusive license agreement ("WU License Agreement") with The Washington University in St. Louis ("Washington University"), pursuant to which we obtained the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Europe, and Japan. The WU License Agreement was amended in January 2023 to add the countries of South Korea, Australia, and China to the territory rights (together with the United States, Europe, and Japan, the "Mucosal Vaccine Territory"). Utilizing these rights, we are developing a novel inhaled mucosal vaccine platform, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine. As these vaccine candidates are being developed to be administered through inhalation, we believe they have the potential to generate rapid local immunity in the upper airways and lungs where viruses enter and infect the body, which we believe may help reduce or prevent infection and transmission as well as provide protection against new virus variants. OCU510 is being developed for the global market. We intend to initiate IND-enabling studies and work closely with government agencies to obtain funding for the development of these inhaled mucosal vaccines.

Novel Biologic Therapy for Retinal Diseases
We are developing OCU200, which is a novel fusion protein containing parts of human tumstatin and transferrin. OCU200 is designed to treat DME, DR, and wet AMD. We have completed the technology transfer of manufacturing processes to our contract development and manufacturing organization ("CDMO") and have produced clinical trial materials to initiate a Phase 1 clinical trial. We submitted an IND application to the FDA in February 2023 to initiate a Phase 1 clinical trial targeting DME.
OUR STRATEGY
We are developing novel solutions to medical challenges and approaching healthcare innovation with purpose and agility to deliver new options for people facing serious diseases and conditions. Our product candidates have the potential to cure blindness diseases, treat serious conditions such as articular cartilage lesions, reduce the transmission of COVID-19, and make a significant impact in the ever-evolving COVID-19 landscape. Key elements of the strategy we employ to accomplish this mission include:
•Continuing to advance our modifier gene therapy platform into and through clinical development.
We are developing our modifier gene therapy platform, inclusive of OCU400, OCU410, and OCU410ST, for the treatment of multiple IRDs, including RP, LCA, and Stargardt disease, as well as dry AMD. We are continuing to enroll patients in a Phase 1/2 clinical trial for OCU400 for the treatment of RP and LCA and have completed dosing patients in the dose-escalation portion of this clinical trial. We intend to initiate a Phase 1/2 pediatric clinical trial for OCU400 for the treatment of RP and LCA in the second quarter of 2023 and a Phase 3 clinical trial for OCU400 for the treatment of RP and LCA near the end of 2023, subject to discussions with the FDA. We are executing IND-enabling studies for OCU410 and OCU410ST and we intend to submit IND applications in the second quarter of 2023 to initiate Phase 1/2 clinical trials.
•Expanding and exploring partnerships with current and future key collaborators and commercial partners to maximize patient access, global reach, and the value of our product candidates.
We intend to explore strategic licensing, acquisition, and collaboration opportunities with qualified partners to maximize the potential benefit of our product candidates on patients globally and to expand our product candidate pipeline to support our future growth.
•Obtaining government funding to advance our vaccine programs towards commercialization.
We are developing a novel inhaled mucosal vaccine platform, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine. We obtained the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine in the Mucosal Vaccine Territory from Washington University. We are developing the seasonal flu component of this inhaled mucosal vaccine platform internally. As these mucosal vaccine candidates are being developed to be administered through inhalation, we believe they have the potential to generate rapid local immunity in the upper airways and lungs where viruses enter and infect the body, which is particularly important during times of peak transmission. OCU520, our combination quadrivalent seasonal flu and bivalent COVID-19 vaccine, is designed to provide the unique ease of getting both an annual COVID-19 booster vaccine and an annual seasonal flu vaccine in one vaccine.
We also announced top-line results from our Phase 2/3 immuno-bridging and broadening clinical trial in the United States evaluating COVAXIN for adults ages 18 years and older. The Phase 2/3 clinical trial met both co-primary immunogenicity endpoints and no SAEs related to COVAXIN were identified. COVAXIN is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant, which is a common approach to vaccine design. Accordingly, COVAXIN represents an important additional vaccine option for individuals that are looking for a well-established approach to vaccine development and manufacturing as well as a vaccine that elicits robust cellular immune memory to SARS-CoV-2.
We intend to work closely with government agencies to obtain funding to initiate clinical trials to support the regulatory submissions for these vaccines in their respective territories.
•Advancing the clinical development of our regenerative medicine platform towards market authorization and developing in-house manufacturing capability.
We are developing NeoCart, our regenerative medicine platform technology for the repair of knee cartilage injuries in adults. We have received concurrence from the FDA on the confirmatory Phase 3 clinical trial design. We are renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of

NeoCart manufacturing for Phase 3 clinical trial material. We intend to initiate the Phase 3 clinical trial in the first half of 2024, subject to discussions with the FDA.
COMPETITIVE STRENGTHS
Our key competitive strengths include:
•Experienced Management Team and Esteemed Scientific Advisory Boards. Our management team and key advisors have extensive experience with a proven track record of success in developing, launching, and managing the life cycle of biopharmaceuticals and vaccines at leading pharmaceutical and biotechnology companies. Our retina and vaccine scientific advisory boards are composed of leading academic and industry experts with extensive experience in the ocular and infectious disease fields. We believe that the experience of our management team, our scientific advisory board members, and our broad network of relationships with leaders within the industry and the medical community provides us with insight into the identification of product candidate opportunities as well as supports us in advancing the development and commercialization of our product candidates.
•Manufacturing Partnerships. We have established partnerships for the clinical and commercial manufacturing of our product candidates, including partnerships with CanSino Biologics, Inc. ("CanSinoBIO") for our modifier gene therapy platform, longstanding vaccine developer, Bharat Biotech, for COVAXIN, and a CDMO for OCU200. These partners have state-of-the-art facilities and proven expertise in the fields of gene therapy, vaccines, and biologics, which is critical to advancing our product candidates into and through clinical trials and commercialization as well as accelerating development timelines, reducing our associated costs, and increasing the reliability of our product candidate manufacturing.
•Product Designations. OCU400 has received ODD from the FDA for NR2E3-related RP and LCA and OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. These designations demonstrate the potential broad-spectrum application of OCU400, through its use of NHRs, to treat the more than 125 genes associated with RP and LCA with one product rather than developing individual treatments for each gene mutation. Additionally, OCU400 had previously received ODDs from the FDA for the treatment of certain disease genotypes: NR2E3, CEP290, RHO, and phosphodiesterase 6B ("PDE6ß") mutation-associated inherited retinal degenerations. NeoCart, our regenerative medicine cell therapy technology, was granted RMAT designation from the FDA for the repair of knee cartilage injuries in adults. The RMAT designation was created to expedite the development and review of regenerative medicine therapies intended to treat, modify, reverse, or cure a serious condition.
•Licensing and Development Arrangements and Intellectual Property Portfolio. We have licensing and development arrangements with leading companies, academic institutions, and medical institutions that cover our product candidates. These licensing and development arrangements include the licensing agreement with The Schepens Eye Research Institute, Inc. ("SERI"), an affiliate of Harvard Medical School, through which we acquired the technology used in our modifier gene therapy platform as well as access to technologies for other NHR genes, the license agreement with Purpose Co., Ltd. ("Purpose") relating to NeoCart, the Covaxin Agreement with Bharat Biotech with respect to COVAXIN in the Ocugen Covaxin Territory, the WU License Agreement with Washington University with respect to inhaled mucosal COVID-19 vaccines in the Mucosal Vaccine Territory, and the license agreement with the University of Colorado ("CU") pursuant to which we acquired rights to the transferrin-tumstatin fusion protein technology used in our OCU200 product candidate. As of February 15, 2023, our global intellectual property portfolio contains 87 patents and 23 pending patent applications related to composition of matter, pharmaceutical compositions, methods of use for our product candidates, and other proprietary technology including those under our licensing and development arrangements. We will leverage these domestic and global partnerships and our intellectual property portfolio to advance our near- and long-term product pipeline opportunities.

OUR PRODUCT CANDIDATE PIPELINE
Our product candidate pipeline is summarized in the following chart:

Product Candidate	Indication	Current Status
Gene therapies	**OCU400** AAV-hNR2E3	**Gene mutation-associated retinal degeneration**	
		NR2E3 Mutation (RP)	Phase 1/2
		RHO Mutation (RP)	Phase 1/2
		CEP290 Mutation (LCA)	Phase 1/2
	OCU410 AAV-hRORA	**Dry AMD**	IND planned for Q2 2023
	OCU410ST AAV-hRORA	**Stargardt disease**	IND planned for Q2 2023
Cell therapies (Regenerative Medicine)	**NeoCart** (Autologous chondrocyte-derived neocartilage)	**Treatment of Articular Cartilage Defects in the Knee**	Phase 3 clinical trial first half of 2024, subject to discussions with the FDA
Vaccines	**COVAXIN™ (BBV152)** SARS-CoV-2 virus	**COVID-19**	Top line results show that the U.S. Phase 2/3 immuno-bridging and broadening clinical trial met both primary endpoints. Awaiting final data. Safety clinical trial to be initiated pending FDA discussions and government funding EUA for adults in Mexico, discussions regarding pediatric EUA in Mexico ongoing
	OCU500 Inhaled bivalent vaccine	**COVID-19**	Phase 1/2 to be initiated pending FDA discussions and government funding
	OCU510 Inhaled quadrivalent vaccine	**Seasonal Flu**	
	OCU520 Inhaled combination quadrivalent seasonal flu and bivalent COVID-19 vaccine	**COVID-19 and Seasonal Flu**	
Biologics	**OCU200** Transferrin – Tumstatin	**DME**	IND submitted February 2023
		DR	IND-enabling
		Wet AMD	IND-enabling

OUR MODIFIER GENE THERAPY PLATFORM AND GENE THERAPY PRODUCT CANDIDATES
We are developing our modifier gene therapy platform, inclusive of OCU400, OCU410, and OCU410ST for the treatment of multiple IRDs, such as RP, LCA, and Stargardt disease, as well as dry AMD. Our modifier gene therapy platform is a cutting-edge technology licensed from SERI, an affiliate of Harvard Medical School, and involves the targeted delivery and expression of one or more NHRs in the disease tissues and is designed to introduce a functional gene to modify the expression of multiple genes and gene-networks, which potentially enables it to address multiple retinal diseases with one product.
Modifier Gene Therapy Platform Based on the Use of NHRs
NHRs are intracellular receptors that regulate gene expression, acting as master regulator genes in the retina. NHRs play a vital role in regulating retinal cell development, maturation, metabolism, visual cycle function, survival, and maintaining the cellular and molecular homeostasis in retinal tissues. Our modifier gene therapy platform is designed to target NHRs to potentially provide therapeutic benefit to patients suffering from genetically diverse IRDs. The use of genetic modifiers represent a broadened means of potentially treating a variety of retinal degenerative diseases, as compared to single-gene replacement therapy. While single-gene replacement therapies have shown tremendous promise in rare retinal diseases, they are highly specific and cannot improve a multitude of disease-causing genetic defects. Our modifier gene therapy platform has the potential to restore retinal integrity and function across a range of genetically diverse IRDs and other degenerative retinal diseases providing us with significant potential long-term value.
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
Results of Preclinical Studies Support the Potential Efficacy of NR2E3 Modifier Gene Therapy
The efficacy of Nr2e3 was evaluated in five unique mouse models of IRDs in which treatment with the adeno-associated viral ("AAV")8-Nr2e3 gene by subretinal injection effectively rescued multiple genetically diverse IRDs by protecting photoreceptors from further damage after disease onset. These models represent a heterogeneous group of diseases in humans and are relevant in establishing the modifier role of NR2E3. The five IRD models evaluated were: FVB-Pde6ß rd1/NJ ("rd1"), Rhodopsin null allele ("Rho−/−"), B6.129S6(Cg)-Rhotm1.1Kpal/J ("RhoP23H"), BXD24/TyJ-Cep290rd16/J ("rd16"), and Nr2e3rd7/J ("rd7"). rd1 is PDE6β-associated RP, Rho−/− and RhoP23H are both RHO-associated RP, rd16 is LCA, and rd7 is enhanced S-cone syndrome. C57BL6/J ("B6") in these models represents the control. The results were evaluated using fundus imaging, electroretinogram ("ERG"), histology, and immunostaining of retinal layers. This preclinical data was published in Nature Gene Therapy.
This study showed that the administration of AAV8-Nr2e3 therapy improved clinical, histological, functional, and molecular disease outcomes in each of the five models of IRDs. These studies demonstrated that the mechanism of Nr2e3 therapy involves resetting key retinal transcription factors and key biological networks that work in concert with Nr2e3 to modulate the homeostatic state of the retina. The study is based on the principle that disease outcome is rarely due to a single gene mutation; rather, it is a result of the combinatorial mutational load on the biological system, which is often strongly influenced by other factors such as modifier genes. The models demonstrate the potential potency of a novel modifier gene therapy to elicit broad-spectrum therapeutic benefits in early (Figure 1, Figure 2, and Figure 4) and advanced stages (Figure 1, Figure 3, and Figure 5) of IRDs and serve as a broad-spectrum gene therapy to reduce retinal degeneration.
Figure 1: AAV8-Nr2e3 outer nuclear layer ("ONL") cell layer number in early stage rescue and advanced stage rescue in IRD mouse models.
Figure 1 displays the cell layer numbers of the ONL from AAV8-Nr2e3 treated and untreated mice in different early stage and advanced stage IRD models. These ONL photoreceptors induce phototransduction in the retina and thereby initiate the vision process. The normal mouse retina is comprised of 10 to 12 layers of rod and cone photoreceptor nuclei in the ONL. rd1 retinas showed a profound rescue of photoreceptor cells (six to eight layers of ONL in early stage rescue IRD models) compared to the untreated eyes. Rho−/−, RhoP23H, and rd16 mice showed a more moderate increase (three to six layers of ONL in early stage rescue IRD models) compared to the untreated eyes of each model. ONL cell layer numbers in the rd7 model do not start degenerating until four to five months of age and as such is excluded from Figure 1 above. Although only partial rescue was observed in these models, results of research conducted by third parties suggests that retention of only a single layer of photoreceptor cells can maintain minimal visual function suggesting that an increase of even 20% is significant. In the advanced stage rescue IRD models, the results of which are depicted in the bottom half of Figure 1, improvement varied from ~30 to 80% of the retina in the Rho−/−, RhoP23H, and rd16 AAV8-Nr2e3 treated mice, depending on distribution efficiency throughout the retina. Approximately three to five layers of ONL cells were preserved in Nr2e3 treated mice compared with untreated mice that show less than or equal to one layer of ONL remaining. We believe Nr2e3 therapy has great promise in potentially restoring retinal development.
Figure 2: Fundus imaging of AAV8-Nr2e3 early-stage rescues in IRD mouse models.
Figure 2 displays the fundus imaging results from AAV8-Nr2e3 treated and untreated mice in different early stage IRD models. Although not all models have a clinical phenotype, considerable improvements were observed in the fundus of RhoP23H, rd16, and rd7 mice. The rd16 mice were observed to have a red fundus with increased and pronounced vessels and this fundus observation resolves with Nr2e3 administration. Improvement was observed in the rd7 phenotype, with reduction of retinal spots in AAV8-Nr2e3 treated eyes compared with untreated eyes.
Figure 3: Fundus imaging of AAV8-Nr2e3 advanced stage rescues in IRD mouse models.
Figure 3 displays the fundus imaging results from AAV8-Nr2e3 treated and untreated mice in different advanced stage IRD models. The fundus imaging shows the reduction of retinal degeneration in the AAV8-Nr2e3 treated eyes compared with untreated eyes.

Figure 4: Hematoxylin/eosin ("H/E") staining of AAV8-Nr2e3 early-stage rescues in IRD mouse models.
Figure 4 displays the H/E staining results from AAV8-Nr2e3 treated and untreated mice in different early-stage IRD models. The H/E staining revealed that subretinal delivery of AAV8-Nr2e3 rescued photoreceptor cells and helped maintain retinal integrity of IRD retinas in all models. Additionally, the rd7 model presents with increased cone cells with whorls and rosettes in the ONL. These retinal whorls and rosettes, that are characteristics of the rd7 phenotype, resolved following Nr2e3 treatment, suggesting that the delivery of Nr2e3 can restore normal retinal development.
Figure 5: H/E staining of AAV8-Nr2e3 advanced stage rescues in IRD mouse models.
Figure 5 displays the H/E staining results from AAV8-Nr2e3 treated and untreated mice in different advanced stage IRD models. The H/E staining shows the reduction of retinal degeneration by Nr2e3 therapy in each model.
Improved ERG results were also observed in AAV8-Nr2e3 treated IRD retinas in addition to the above results that displayed the rescue of ONL layers, improvement in fundus imaging, and improvement in H/E staining. Human vision is enabled by three primary modes: scotopic vision, photopic vision, and mesopic vision. Scotopic vision is monochromatic vision in very low light, which functions primarily due to rod cells in the eye. Photopic vision is vision under well-lit conditions, which provides for color perception and functions primarily due to cone cells in the eye. Mesopic vision is a combination of scotopic and photopic vision in low lighting, which functions due to a combination of rod and cone cells in the eye. IRD disease progression results in the loss of rod and cone function that is assessed by abnormal ERG responses. In the below study, the visual function of Nr2e3 treated IRD retinas was examined in four out of five IRD strains, excluding rd7, by recording scotopic and photopic ERGs to evaluate rod- and cone-driven responses. Treated mice showed improvement in retinal ERG signal, both in scotopic and photopic conditions (Figure 6).

Figure 6: Improved ERG responses in AAV8-Nr2e3 treated IRD retinas.
Analysis A within Figure 6 above displays the evaluation of scotopic and photopic ERG B-wave amplitudes, which were evaluated at post-natal day 30 (B6 and rd1) or post-natal day 90 to 120 (Rho−/−, RhoP23H, and rd16) in AAV8-Nr2e3 treated and untreated mice. Analysis B above displays the percent increase in ERG B-wave responses in the treated IRD models.
Results of Preclinical Studies Support the Safety of NR2E3
The safety of Nr2e3 was evaluated in healthy mice following subretinal administration. B6 mice were treated with AAV8-Nr2e3-green fluorescent protein ("GFP") fusion construct at post-natal day zero and evaluated after both seven days and one month for any toxic effect as well as expression of Nr2e3-GFP fusion protein in the retina. The expression of the Nr2e3 protein in a mouse retina did not show any detrimental effect on retinal cells, including photoreceptors (Figure 7). Also, there was no difference in retinal anatomy as indicated by fundus, histology (the cell layers), expression of opsin and rhodopsin proteins (immunohistochemistry), and retinal function (as indicated by ERG recording) between treated and untreated mice (Figure 7). Expression of enhanced GFP-Nr2e3 fusion protein was observed at post-natal day 30 in treated animals. In this preclinical study, overexpression of the Nr2e3 protein following subretinal injection of AAV8-Nr2e3 was well-tolerated.
Figure 7: Overexpression of AAV8-Nr2e3 has no detrimental effects on the retina.
The analysis in Figure 7 above utilized a population size of five mice and displays the B6 control AAV8-Nr2e3 treated mice showing no abnormalities. Analysis A above displays the following: fundus, H/E staining, green opsin, blue opsin, and rhodopsin labeling of photoreceptor cells. Analysis B above displays the ERG response of the B6 control in both treated and untreated mice. The mice were injected at post-natal day zero and tissue was collected at post-natal day 30. Analysis C above displays the GFP label of AAV8-Nr2e3-GFP injected at post-natal zero with GFP expression assessed at both post-natal day seven and post-natal day 30.
Additionally, Nr2e3 has also been shown to function with other transcription factors such as Nr1d1, neural retinal leucine zipper ("Nrl"), Cone-rod homeobox ("Crx"), Rora, and thyroid receptor beta ("Thrb") to modulate photoreceptor cell fate and retinal function as an activator or suppressor of gene expression. The expression level of five other essential retinal transcription factors (Nr1d1, Nrl, Crx, Rora, and Thrb) were determined in Nr2e3 treated and untreated retinas. Overall, a significant decrease in expression of key retinal transcription factors was reversed following Nr2e3 therapy (Figure 8).
Figure 8: AAV8-Nr2e3 rescues RP degeneration by recruiting key transcription factors.

A
rd1
Log2 fold change in gene expression
Nr2e3
Nrl
Rora
Thrb
Nr1d1
Crx
B6 1M
rd1 P7 Untreated
rd1 1M treated
B
Rho-/-
Log2 fold change in gene expression
B6 1M
Rho-/- 1M Untreated
Rho-/- 1M treated
C
RhoP23H
Log2 fold change in gene expression
B6 1M
RhoP23H 1M Untreated
RhoP23H 1M treated
D
rd16
Log2 fold change in gene expression
B6 1M
rd16 1M Untreated
rd16 1M treated
E
rd7
Log2 fold change in gene expression
B6 1M
rd7 1M Untreated
rd7 1M treated

The analysis in Figure 8 above shows the relative expression levels of Nr2e3, Nrl, Rora, Thrb, Nr1d1, and Crx at post-natal day 30 Nr2e3 treated mutant strains (rd7, Rho−/−, RhoP23H, and rd16) and rd1 at post-natal day 7 compared with the corresponding untreated controls and normalized to beta-actin.
Overview of RP and LCA and Current Treatment Options
IRDs are caused by genetic mutations that are passed down within families and lead to progressive disease, severe visual impairment, and blindness. They are a diverse disease class with large phenotypic and genetic heterogeneity. IRDs are a common cause of irreversible blindness due to retinal cell degeneration. Treating these conditions has been a significant challenge due to the sheer volume of potential therapeutic gene targets. Gene replacement therapy is a promising approach to provide sustained restoration of normal retinal function for a mutated gene, but such therapies can only address one gene at a time, limiting their potential therapeutic use. Developing a custom gene therapy for each of the more than 125 mutated genes linked to RP and LCA would not only be expensive but also may not be possible due to size, class, or localization that will impact delivery of the gene. Not all genes and disease expressions are amenable to gene therapy. For example, the genetic mutations of approximately 40% of RP patients remain unknown with few or no known therapeutic options available. Modifier gene therapy to ameliorate multiple forms of RP and LCA without requiring knowledge of the mutated gene, may provide a potentially robust and feasible treatment for RP and LCA.
RP and LCA are the most common IRDs involving photoreceptors and the retinal pigment epithelium ("RPE"). RP is a group of rare, genetic disorders that involve a breakdown and loss of cells in the retina. RP affects approximately 110,000 and 190,000 individuals in the United States and Europe, respectively. In RP, progressive retinal degeneration starts in the mid-periphery and advances toward the macula and the fovea. The fovea is the part of the retina that is responsible for sharp central vision. Common symptoms of RP include difficulty seeing in poor lighting or in the dark, loss of central vision or side (peripheral) vision, and difficulty reading print and deciphering detailed images. RP is associated with over 100 mutated genes that affect

1.5 million individuals worldwide. RP is heterogeneous and varies greatly in age of onset, rate of progression, and even genetic etiology, yet a common pathology of photoreceptor cell degeneration develops.
There is currently no approved treatment that slows or stops the progression of multiple forms of RP. Proposed treatments for RP include gene-replacement therapy, retinal implant devices, retinal transplantation, stem cells, vitamin therapy, and other pharmacological treatments. While gene-replacement therapies may provide a new functional gene, they do not necessarily eliminate the underlying genetic defect, which may still cause stress and toxic effects. Therefore, the development of gene specific replacement therapy is highly challenging, especially when multiple and unknown genes are involved.
Similar to RP, minimal treatment options are available for LCA, which is a group of IRDs characterized by severe impairment of vision or blindness at birth. LCA affects approximately 15,000 and 18,000 individuals in the United States and Europe, respectively. It is an autosomal recessive pattern of inheritance, wherein both parents, called carriers, have one mutated copy of the gene and one normal gene. They are unaffected carriers of LCA. However, each of their children has a 25% chance of inheriting the two LCA gene copies (one from each parent) needed to cause the disorder. LCA is caused by a degeneration and/or dysfunction of photoreceptor rod cells and cone cells in the eye. This affects the processing of electrical signals. The electrical signals travel from the retina through the optic nerve to the brain. The brain then turns the signals into images that are seen. The less electrical activity there is, the less sight one will have. Electroretinography is used to measure the electrical signals in the retina. Common symptoms of LCA include a child habitually pressing their eyes, formations of cataracts, thinning and gradual decline of the cornea which bulges outward into a cone shape. In some cases, the eyes of individuals with LCA can appear sunken. LCA is associated with over 25 mutated genes and affects approximately 160,000 individuals worldwide. Luxturna, developed by Spark Therapeutics, Inc., has been approved by the FDA to treat IRDs caused by retinoid isomerohydrolase ("RPE65") gene mutations. The RPE65 gene represents just one of more than 125 mutated genes linked to RP and LCA. No treatment options have been approved by the FDA for RP and LCA caused by mutations in other RP and LCA causing genes.
OCU400 for IRDs
OCU400 is our first product candidate being developed with our modifier gene therapy platform. OCU400 has the potential to restore retinal integrity and function across a range of genetically diverse IRDs. OCU400 consists of a functional copy of the retina-specific NHR gene, NR2E3, delivered to target cells in the retina using an AAV5 vector that has the potential to be used as a gene therapeutic not only for the treatment of retinal diseases associated with mutations in genes such as NR2E3, RHO, CEP290, and PDE6ß, but also other gene mutations associated with IRDs, including RP and LCA. As a potent modifier gene, expression of NR2E3 may help reset retinal cell homeostasis, metabolism, and visual cycle function (Figure 9). OCU400 has received ODD for NR2E3-related RP and LCA and OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. We believe these broad ODD and OMPD designations demonstrate that OCU400 has the potential to be a broad-spectrum therapeutic to treat multiple IRDs. These ODD and OMPD designations represent gene-agnostic broad coverage for RP and LCA, and are not mutation-specific designations. OCU400 had previously received ODDs from the FDA for the treatment of the following disease genotypes: NR2E3, RHO, CEP290, and PDE6ß mutation-associated inherited retinal degenerations.
Figure 9: Mechanism of our modifier gene therapy.
Figure 9 demonstrates the mechanism of our modifier gene therapy. In single-gene replacement therapies such as gene augmentation, only the non-functional gene is targeted. and accordingly, this therapy cannot improve a multitude of disease-causing genetic defects. In our modifier gene therapy platform, a functional gene of the retina-specific NHR gene, NR2E3, is introduced to modify the expression of many genes and gene networks and restore homeostasis.

As previously described, in five unique mouse models of IRDs, treatment with AAV8-Nr2e3 by subretinal injection rescued multiple genetically diverse IRDs by protecting photoreceptors from further damage after disease onset. This result demonstrates the potential potency of a novel modifier gene therapy to elicit broad-spectrum therapeutic benefits in early and advanced stages of IRDs. We are conducting a Phase 1/2 clinical trial, a multicenter, open-label, dose ranging study to assess the safety of unilateral subretinal administration of OCU400 in patients with NR2E3 and RHO-related RP and CEP290-related LCA in the United States. We have completed dosing patients with RP in the dose-escalation portion of the clinical trial, which enrolled 10 subjects to receive a low, medium, or high dose of OCU400 in the subretinal space. We are continuing to enroll subjects with RP and LCA in this clinical trial to receive the high dose, which was determined to be the maximum tolerable dose from the dose-escalation portion of the clinical trial. We intend to initiate a Phase 1/2 pediatric clinical trial for OCU400 for the treatment of RP and LCA in the second quarter of 2023 and a Phase 3 clinical trial for OCU400 for the treatment of RP and LCA near the end of 2023, subject to discussions with the FDA.
Overview of Dry AMD and Stargardt Disease and Current Treatment Options
AMD is attributed to the thinning of the macula of the retina, which leads to impairment and loss of central vision. The macula is the part of the retina responsible for clear vision in one's direct line of sight. AMD is characterized by the thickening and loss of normal architecture within the Bruch's membrane, lipofuscin accumulation in the RPE, and drusen formation beneath the RPE in the Bruch's membrane. These deposits consist of complement components, other inflammatory molecules, lipids, lipoproteins B and E, and glycoproteins. Common risk factors for AMD include genetics, smoking, nutrition and vitamin deficiency, and heart disease. Dry AMD, which affects over 266 million individuals worldwide, involves the slow deterioration of the retina with submacular drusen (small white or yellow dots on the retina), atrophy, loss of macular function, and central vision impairment. Common symptoms of dry AMD include visual distortions, reduced central vision in one or both eyes, increased difficulty adapting to low levels of light, and a well-defined blind spot in one's field of vision.
Similarly, Stargardt disease is a rare genetic eye disorder that causes retinal degeneration and ultimately leads to loss of central vision. It is the most common form of inherited macular degeneration, affecting approximately 0.8 million individuals worldwide. Stargardt disease happens when lipofuscin, a fatty yellow pigment, accumulates on the macula, which leads to the degeneration of the photoreceptor cells in the macula and ultimately leads to progressive central vision loss. The photoreceptor cells convert light into electrical signals, which are then sent to the brain where they are processed to create the images we see. Stargardt disease is usually caused by mutations in the ABCA4 gene and is inherited in an autosomal recessive manner. This gene affects how one's body uses vitamin A. The body uses vitamin A to make cells in the retina. Common symptoms of Stargardt disease include gray, black, or hazy spots in one's central vision, sensitivity to light, increased time for eyes to adjust between light and dark places, color blindness, and gradual central vision loss in both eyes. Currently no treatment options exist to address dry AMD or reverse or slow the progression of Stargardt disease and accordingly, there remains a significant unmet medical need for these ocular diseases.
OCU410 and OCU410ST for the Treatment of Dry AMD and Stargardt Disease
We are developing OCU410 and OCU410ST for the treatment of dry AMD and Stargardt disease, respectively. OCU410 and OCU410ST utilize an AAV delivery platform for the retinal delivery of the RORA gene. RORA regulated gene networks are relevant in the treatment of dry AMD and Stargardt disease. RORA reduces oxidative stress, limits lipofuscin deposits, reduces chronic inflammation, and improves choroidal blood flow. Gene variants of the ABCA4 gene are associated with both AMD and Stargardt disease. Stargardt disease is usually caused by mutations in the ABCA4 gene. This gene transports oxidized retinol compounds from photoreceptors to RPE cells for detoxification. In mice models, ABCA4 -/- displayed low levels of CD59. A cell-surface glycoprotein, CD59, prevents the formation of the complement membrane attack complex. We are currently executing IND-enabling studies and we intend to submit IND applications in the second quarter of 2023 to initiate Phase 1/2 clinical trials.
NEOCART (AUTOLOGOUS CHONDROCYTE-DERIVED NEOCARTILAGE) CELL THERAPY PLATFORM
We diversified our innovative pipeline in 2022 by introducing NeoCart (autologous chondrocyte-derived neocartilage), a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. We believe NeoCart has the potential to accelerate healing and reduce pain by reconstructing a patient's previously damaged knee cartilage. In May 2022, the FDA granted an RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults.
The cartilage is a complex tissue which protects the various joints and bones in the human body. It acts as a shock absorber throughout the body withstanding significant pressure and allowing for joints to glide smoothly with minimal friction. Cartilage damage can be caused by acute trauma, such as a bad fall or a sports-related injury, or by repetitive trauma, such as general wear over time. Unlike other tissues in the body, cartilage in the joints has no innate ability to repair itself, making any injury permanent. If left untreated, even a small defect can expand in size and progress to debilitating OA, ultimately requiring a joint replacement procedure. Over 528 million individuals worldwide are diagnosed with OA. This number is expected to increase as the population of aging yet active individuals and the rates of obesity increase.
We believe the current therapies available to treat cartilage damage in the knee are suboptimal with varying outcomes due to variable cellular responses. Chondroplasty is often recommended in patients with small cartilage lesions (between one and three cm2). This procedure is performed through small incisions on the sides of the knee with the aid of an arthroscope. During this procedure, the damaged cartilage is trimmed, and the remaining surface is smoothed. Microfracture surgery is a frequently used procedure for severe cartilage damage which yields varying outcomes from patient to patient. This surgery consists of the creation of tiny holes or "fractures" in the bone underneath the injured cartilage, leading to the formation of a blood clot in the affected area. The blood and bone marrow that form the blood clot contain stem cells, which are expected to grow into cartilage-building cells, as well as growth factors to support cell function and development of replacement cartilage matrix. Approximately 30% of patients that have undergone microfracture surgery continue to have pain and reduced knee function. Additionally, current therapies require extensive recovery time. They are often ineffective in the long term as they do not adequately address cartilage damage, which leads to additional corrective surgeries. Autologous culture chondrocytes on porcine collagen membrane (MACI) is used for the repair of symptomatic, single, or multiple full-thickness cartilage defects of the knee with or without bone involvement in adults less than 55 years of age. It is a three-by-five centimeter cellular sheet with a density of 500,000 cells per cm2.
The other options for cartilage repair include osteochondral autograft transplantation ("OAT"), osteochondral allograft resurfacing ("OCA"), and autologous chondrocyte implantation ("ACI"). During OAT, damaged cartilage is removed and replaced with healthy cartilage from a non-weight-bearing area of the joint. OAT is recommended for small to medium sized lesions (between 1.5 and four cm2) and is limited by the amount of donor tissue available, the need for open surgery, and donor site morbidity. OCA is a similar process to OAT except that the tissue is sourced from cadaveric donor bone and cartilage. OCA is recommended for large lesions (between four and 10 cm2) and can be performed in a single procedure but is limited by the availability of cadaveric tissue. ACI is a process where cartilage cells are harvested from a non-weight bearing part of the knee and are cultured in a laboratory. They are subsequently implanted into the injured area.
Over one million arthroscopies are performed annually as a procedure to diagnose and treat issues of the joint. Patients and physicians are in need of treatment options that offer more rapid and durable recovery compared to the current treatment options. The attributes of an optimal treatment for a damaged knee cartilage involve the reduction in pain, repair of the knee cartilage, rapid return to daily activities, durable response, and a non-opioid approach. We believe NeoCart would represent a better solution to treat cartilage damage in the knee as it has the potential to solve for the limitations of the current therapies and has the potential to provide improved efficacy, long-term patient benefits, accelerated patient recovery, and predictable patient outcomes.
NeoCart is designed to treat pain at the source, improve function, and potentially prevent a patient's progression to OA. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. In this therapy, the patient's cells are separated from a tissue biopsy specimen and multiplied in a manufacturing facility. The cells are then infused into the scaffold, which is a three-dimensional structure that enables the proper delivery, distribution, and organization of cells in their natural environment to support tissue formation. Before NeoCart is implanted in a patient, the patient's cells and the scaffold undergo a bioengineering process in a Tissue Engineering Processor ("TEP"). The TEP is designed to mimic the conditions inside a functional joint so that the tissue is prepared to begin functioning like normal healthy cartilage prior to implantation. Once NeoCart is ready to be implanted, a bioadhesive is used to anchor NeoCart at the site of cartilage injury and seal the implant to the surrounding native cartilage. The bioadhesive is a natural, biocompatible material which acts as adhesives for biological tissue, thereby eliminating the need for complicated suturing (Figure 10).

Figure 10: Mechanism of the regenerative medicine cell therapy technology, NeoCart.
Figure 10 demonstrates the mechanism of our regenerative medicine cell therapy technology, NeoCart. We believe NeoCart has the potential to accelerate healing and reduce pain by reconstructing a patient's previously damaged knee cartilage. In this therapy, healthy cartilage tissue is grown and implanted in the patient.
NeoCart was acquired in our reverse merger in 2019 with Histogenics Corporation ("Histogenics"). Prior to 2019, Phase 1 and Phase 2 clinical trials were conducted to demonstrate the safety and efficacy of NeoCart. These clinical trials reported a decrease in pain and improved function of the knee. Additionally, per the results of the Phase 2 clinical trial, more patients responded to NeoCart than microfracture surgery. No SAEs were reported. A Phase 3 clinical trial was conducted to demonstrate the safety and effectiveness of NeoCart as compared to microfracture surgery to treat cartilage defects in the knee. This clinical trial enrolled 249 subjects between the ages of 18 and 59. The Phase 3 clinical trial of NeoCart narrowly missed the primary endpoint of a statistically significant improvement in pain and function in a dual threshold responder analysis one year after the treatment as compared to microfracture surgery.
We have received concurrence from the FDA on the confirmatory Phase 3 clinical trial design. This study will be a randomized, controlled clinical trial designed to evaluate the efficacy and safety of NeoCart in comparison to the current standard of care, chondroplasty, in subjects with articular cartilage defects. We intend to initiate the Phase 3 clinical trial in the first half of 2024, subject to discussions with the FDA. Our Phase 3 clinical trial will use chondroplasty as the control instead of microfracture, which was used in the Phase 3 clinical trial conducted by Histogenics. Additionally, the Phase 3 clinical trial conducted by Histogenics used a responder analysis for the co-primary endpoint (as opposed to microfracture) that included an improvement of at least 12 points in outcome compared to baseline at one year on the knee injury and OA outcome score pain assessment test and an improvement of at least 20 points in outcome compared to baseline on the International Knee Documentation Committee subjective test. In contrast, our Phase 3 clinical trial will use a co-primary efficacy endpoint defined as the mean change from baseline (as opposed to chondroplasty) to two years for the patients' Knee Injury and Osteoarthritis Outcome Score Pain and Function (Activities of Daily Living) subscale scales. Additionally, the Phase 3 clinical trial conducted by Histogenics enrolled patients with a total lesion size of less than six cm2, while our Phase 3 clinical trial will enroll patients with total lesion sizes between one to three cm2.
VACCINES
We are developing COVAXIN for the prevention of COVID-19 in the Ocugen Covaxin Territory. COVAXIN is a whole-virion inactivated, intramuscular COVID-19 vaccine candidate that is manufactured using a Vero cell manufacturing platform. COVAXIN was granted an Emergency Use Listing by the WHO in November 2021, has been authorized or approved for use in over 25 countries, and is accepted for travel purposes in over 85 countries. Additionally, COVAXIN has received EUA in India for children ages six to 18 years.

We are also developing a novel inhaled mucosal vaccine platform, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine. OCU510 is being developed for the global market.
Overview of COVID-19
COVID-19, caused by the SARS-CoV-2 virus, was first reported to have surfaced in Wuhan, China in December 2019 and was declared a global pandemic by the WHO in March 2020. COVID-19 is a highly transmissible disease that spreads from person to person through respiratory droplets that are produced when an infected person coughs, sneezes, or talks. In some circumstances, these respiratory droplets may contaminate surfaces they land on. Common symptoms of COVID-19 include cough, shortness of breath or difficulty breathing, fever or chills, muscle or body aches, sore throat, congestion, or loss of taste or smell. Certain people are at an increased risk for severe COVID-19 infection including those over the age of 65 and with underlying medical conditions, including cancer, diabetes, heart conditions, and obesity, along with many other underlying conditions. Those at increased risk for severe COVID-19 are more likely to be hospitalized, need intensive care, require a ventilator to help them breathe, or die. Since being discovered, new variants of SARS-CoV-2 have emerged. New variants of a virus emerge when a mutation to the virus' genes occurs. SARS-CoV-2 and its variants have caused approximately over 756.5 million cases of COVID-19 and 6.8 million deaths, with the United States alone accounting for over 101.4 million cases and 1.1 million deaths. The Omicron variant (B.1.1.529) was identified in November 2021 and has continued to be deemed a variant of concern by the WHO due to at least one of the following characteristics: increase in transmissibility or detrimental change in COVID-19 epidemiology, an increase in virulence or change in clinical disease presentation, or a decrease in effectiveness of public health and social measures or available diagnostics, vaccines, or therapeutics. Since being identified, several sub-variants of the Omicron variant (B.1.1.529) have been observed as the virus circulated at intense levels worldwide. Research suggests that the Omicron variant (B.1.1.529) is more contagious and increases the risk of reinfection when compared to variants that were previously deemed to be variants of concern.
COVAXIN for the Prevention of COVID-19
COVAXIN is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant, which is a common approach to vaccine design. COVAXIN is designed to utilize the whole-virion inactivated SARS-CoV-2 virus to trigger the immune response to create antibodies against multiple antigens. Inactivated vaccines do not replicate and are therefore unlikely to revert and cause pathological effects. COVAXIN has an antigen concentration of six micrograms and utilizes a toll-like receptor ("TLR")7/8 agonist molecule, IMDG adsorbed to alum (Algel) as adjuvants which generates a Th1-biased immune response (cell-mediated immunity) that induces high neutralization efficacy against different variants and robust long-term memory B cell and T cell responses. The adjuvant used in the formulation of COVAXIN was developed in the United States with funding from the National Institutes of Health ("NIH") and is the first adjuvant in an authorized or approved vaccine against an infectious disease to activate TLR7/8. The alum in the adjuvant stimulates the immune system to search for an invading pathogen. Molecules that activate TLR7/8 provide a powerful stimulation of the immune system. COVAXIN is intended for administration into the deltoid muscle of the upper arm, in two doses occurring 28 days apart, and has an expected shelf life of 24 months from the date of manufacture at 2-8°C and a six-month stability at room temperature (25°C).
The rise of COVID-19 genetic variants has raised concerns that these variants may be able to escape neutralization by vaccines. The data from clinical trials conducted in India suggest that COVAXIN elicits a broad-spectrum immune response (including S and nucleocapsid proteins) and induces both humoral and cellular responses. In addition, COVAXIN is designed to generate memory B cell and T cell responses for its multiple epitopes, potentially indicating longevity of response and a rapid antibody response to future infections. Furthermore, data suggests that COVAXIN may potentially generate robust immune memory to SARS-CoV-2 and certain of its variants, including the Omicron variant (B.1.1.529), for at least six months after vaccination. We believe COVAXIN has certain characteristics that may be beneficial as compared to other currently authorized or approved messenger RNA ("mRNA"), adenovirus-based vaccines, and protein subunit vaccines. COVAXIN represents an important additional vaccine option for individuals who are looking for a well-established approach to vaccine development and manufacturing.
The inactivated SARS-CoV-2 virus in COVAXIN is inactivated using β-propiolactone treatment at a low temperature. As an inactivated virus vaccine, we believe COVAXIN can use all the proteins in the virus to elicit an immune response, rather than targeting the S protein alone, which is a characteristic of the mRNA and adenovirus-based vaccines. We believe an inactivated whole-virion vaccine can produce a more robust response that can elicit memory and cross-react with mutated strains. We believe that, once vaccinated with COVAXIN, the immune system can respond to a live infection of SARS-CoV-2.

Bharat Biotech Clinical Trials
Phase 1 and Phase 2 clinical trials were conducted by Bharat Biotech in India to evaluate the safety and immunogenicity of COVAXIN. These clinical trials reported a favorable safety profile and strong Immunoglobulin G ("IgG") responses against the S protein, the receptor-binding domain, and the nucleocapsid protein of SARS-CoV-2 along with strong cellular responses. Strong cellular responses are necessary for memory and long-term durability of vaccines. No SAEs were reported in these clinical trials.
A Phase 3, randomized, placebo-controlled clinical trial was conducted by Bharat Biotech in India to evaluate the efficacy of COVAXIN. The Phase 3 clinical trial enrolled 25,798 adults, ages 18 years and older, who were healthy or had stable chronic medical conditions, including 10.7% of participants over the age of 60 and 27.5% of participants with at least one coexisting condition, including cardio-vascular, diabetes, or any other chronic stable condition. Participants with no serological evidence of previous exposure to SARS-CoV-2 received two doses of either COVAXIN or the placebo administered four weeks apart. The Phase 3 clinical trial reported an overall estimated vaccine efficacy of COVAXIN against COVID-19 of 77.8%, with efficacy against severe COVID-19 of 93.4%, and efficacy against asymptomatic COVID-19 of 63.6%. Individuals with asymptomatic infection have a detectable viral load in nasal and saliva swabs and therefore are considered carriers of COVID-19. Cross variant protection was also demonstrated with a vaccine efficacy of 65.2% against the Delta variant (B.1.617.2). The aforementioned efficacy results represent point estimates of vaccine efficacy with a 95% confidence interval ("CI"), which is above the success criteria of 50%. Adverse events in the COVAXIN and control arms of the Phase 3 clinical trial were observed in 12.4% of subjects, with less than 0.5% of subjects experiencing SAEs. Data from the clinical trials and from research conducted by third parties has shown that COVAXIN has neutralizing potential against multiple variants, including the Omicron (B.1.1.529) variant, which is a variant of concern. Further, recent studies have shown that individuals receiving a COVAXIN booster dose six months following the second dose of COVAXIN saw a significant increase in neutralizing titers, an important predictor of vaccine efficacy. The increase in neutralizing titers was higher than that achieved after the primary two-dose series.
A Phase 2/3 immuno-bridging clinical trial was conducted by Bharat Biotech in India to assess the immunity of COVAXIN in children ages two to 18 years. COVAXIN is formulated such that the same dosage can be administered to adults and children alike. The results demonstrated a robust neutralizing antibody response comparable to that of the adults studied in the Phase 2 clinical trial conducted by Bharat Biotech in India, and that COVAXIN was generally well tolerated. Among the 526 study subjects in the Phase 2/3 pediatric clinical trial, no SAEs were reported.
Regulatory Pathway in the Ocugen Covaxin Territory
In January 2023, we announced top-line results from our Phase 2/3 immuno-bridging and broadening clinical trial in the United States evaluating COVAXIN for adults ages 18 years and older. The clinical trial was designed to evaluate whether the immune response observed in participants in Bharat Biotech's completed Phase 3 clinical trial in India is similar to a demographically representative, adult population in the United States. The clinical trial enrolled 419 adult participants that were randomized to receive either two doses of COVAXIN or a placebo, 28 days apart. Immune responses were adjusted for differences between the U.S. and Indian cohorts in baseline neutralizing antibody, body mass index, gender, and age. Both co-primary immunogenicity endpoints were met, with the 95% CI for the propensity score-adjusted geometric mean titer ratio being well above the non-inferiority limit of 0.667. The 95% CI for the propensity score-adjusted difference in seroconversion rates were well above the non-inferiority limit of (10)%. There were no deaths, related potential immune mediated medical conditions, or related adverse events of special interest. Additionally, there were no cases of myocarditis, pericarditis, thrombotic events, or Guillain-Barré syndrome. There were no cases of adverse events and SAEs related to the vaccination. 30 medically attended adverse events in 18 subjects and two SAEs in one subject were reported, all of which were considered unrelated to the vaccination. We plan to work with government agencies in the United States to obtain funding in order to comply with the requirements of a BLA submission, including funding to initiate an adult safety clinical trial subject to discussions with the FDA.
We also have rights to commercialize COVAXIN in Canada and Mexico. In July 2021, we completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which was conducted through our Canadian subsidiary, Vaccigen, was recommended and accepted under the Minister of Health's Interim Order and transitioned to a NDS for COVID-19. In August 2022, we withdrew our NDS based on discussions with Health Canada and are evaluating the requirements for resubmitting an updated NDS. In Mexico, the COFEPRIS authorized emergency use for COVAXIN for adults ages 18 years and older, which remains active. We are in discussions with CONACYT in Mexico regarding our submission for EUA for COVAXIN for pediatric use in ages five to 18 years.

Overview of the Seasonal Flu
The seasonal flu, or seasonal influenza, is an acute respiratory infection caused by influenza viruses circulating globally. In temperate climates, seasonal epidemics occur mainly during the winter, while in other regions, transmission may occur throughout the year, causing outbreaks more irregularly. The seasonal flu causes illnesses that range in severity and may lead to hospitalization and death in certain cases. The seasonal flu is characterized by the sudden onset of the following: fever, dry cough (typically), headache, muscle and joint pain, severe malaise, sore throat, and runny nose. Most people infected with the seasonal flu recover from the fever and other symptoms within a week without requiring medical attention, but the cough can be more severe and last two weeks or more. Although most people recover quickly from the seasonal flu, severe illness and death can occur particularly among high risk groups including children, the elderly, pregnant women, health care workers, and those with serious underlying medical conditions. Worldwide, the seasonal flu is estimated to result in 3 to 5 million cases of severe illness, and 0.3 million to 0.7 million respiratory deaths.
The seasonal flu spreads easily and rapidly transmits in crowded areas. The seasonal flu is transmitted when an infected person coughs or sneezes and droplets containing the virus are dispersed into the air and infects those in close proximity that breathe the droplets in. The seasonal flu can also spread through physical contact, although this type of transmission is less common than airborne transmission. Those infected with the seasonal flu are most contagious within the first three to four days of infection. Transmission may begin one day before symptoms develop and may continue for five to seven days after symptoms develop. The flu is most commonly prevented by getting an annual flu vaccine and taking preventative actions to avoid transmission such as staying away from those who are sick, frequent handwashing, and covering coughs and sneezes. For the 2022 to 2023 flu season, over 50% of the U.S. population above six months of age has received a seasonal flu shot with over 170 million doses being administered. Several flu antiviral drugs are also available in different dosage forms to treat the seasonal flu, including pills, liquid, an inhaled powder, or an intravenous solution. These flu antiviral drugs are only available through a prescription from a healthcare provider and are not sold over the counter.
Novel Inhaled Mucosal Vaccine Platform for the Prevention of COVID-19 and the Seasonal Flu
We are developing a novel inhaled mucosal vaccine platform, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine. OCU510 is being developed for the global market.
Our novel inhaled mucosal vaccine platform is specifically designed to generate local mucosal immunity in the nasopharyngeal region. The mucosal vaccination method has demonstrated potent induction of both mucosal and systemic immune responses, which prevents infection and spread, thereby limiting the origins of new variants. We believe our novel inhaled mucosal vaccine platform is unique as it is designed to induce mucosal immunity, which is crucial for preventing upper respiratory tract infection, as compared to intramuscular vaccines. The advantages of these inhaled mucosal vaccines include needle-free administration, the potential for increased compliance, scalable manufacturing, storage and shipping at standard refrigerated conditions, and the potential to develop multi-strain and variant-specific versions. As these vaccine candidates are being developed to be administered through inhalation, we believe our novel inhaled mucosal vaccine platform has the potential to generate rapid local immunity in the upper airways and lungs where viruses enter and infect the body, which we believe may help reduce or prevent infection and transmission as well as provide protection against new virus variants.
The S protein of SARS-CoV-2 is the principal target for antibody-based and vaccine countermeasures. The S protein serves as the primary viral attachment and entry factor to promote SARS-CoV-2 entry into human cells. In preclinical studies that have been conducted to assess the durability, dose response, and cross-protective activity in mice, it was demonstrated that a single dose of our inhaled mucosal COVID-19 vaccine induced durably high neutralizing and antibody effector responses in serum and S protein specific IgG and Immunoglobulin A, which is essential for reducing infection and transmission of COVID-19. This approach represents a potential universal booster, regardless of previous COVID-19 vaccination. OCU520, our combination quadrivalent seasonal flu and bivalent COVID-19 vaccine, is designed to provide the unique ease of getting both an annual COVID-19 booster vaccine and an annual seasonal flu vaccine in one vaccine.
Pursuant to the WU License Agreement, we obtained the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine in the Mucosal Vaccine Territory. We are developing the seasonal flu component of this inhaled mucosal vaccine platform internally. We intend to initiate IND-enabling studies and work closely with government agencies to obtain funding for the development of these inhaled mucosal vaccines.

NOVEL BIOLOGIC PRODUCT CANDIDATE FOR RETINAL DISEASES
We are developing OCU200, which is a novel fusion protein containing parts of human tumstatin and transferrin. OCU200 is designed to treat DME, DR, and wet AMD. We have completed the technology transfer of manufacturing processes to our CDMO and have produced clinical trial materials to initiate a Phase 1 clinical trial. We submitted an IND application to the FDA in February 2023 to initiate a Phase 1 clinical trial targeting DME. The planned Phase 1 clinical study will assess the unilateral intravitreal administration of OCU200 alone or in combination with an approved anti-VEGF therapy in participants with DME. This is a multicenter, open-label, dose ranging study with three cohorts in the dose-escalation portion of the study and one cohort in the combination therapy portion of the study.
Overview of DR and DME
DR is a sight-threatening complication of diabetes arising from the over-accumulation of glucose, which can block blood vessels in the retina and cut off blood supply, leading to the damage of blood vessels in the retina. DR is classified into two subtypes: non-proliferative DR and proliferative DR. Non-proliferative DR is the early stage of DR wherein blood vessels are unable to grow, blood vessel walls weaken, and nerve fibers in the retina may swell. Proliferative DR is the advanced stage of DR in which damaged blood vessels close off, leading to the growth of new, abnormal blood vessels in the retina. This growth of new, abnormal blood vessels in the retina can lead to scar tissue, which can result in the detachment of the retina from the back of the eye.
Complications from DR could lead to DME. In DME, bulges can protrude from the blood vessel walls, leading to the leakage of fluid and blood into the retina. This leakage results in swelling, or "edema," in the macula, which is a part of the retina. DME may occur at any stage of DR but is more likely to occur as the disease progresses. DME is the most common reason for vision loss in patients with DR.
DR and DME are the most common vision-threatening diseases in patients with diabetes. Approximately 162 million individuals are affected with DR and approximately 21 million with DME worldwide. As the population of people experiencing diabetes increases, these statistics are expected to increase, due to poor disease management and lifestyle-related changes. There are limited treatment options available for patients with DR and DME. Current first-line treatments for DR and DME include the use of anti-vascular endothelial growth factor ("VEGF") therapy and anti-inflammatory therapy, such as corticosteroids. These treatments do not work effectively in approximately 50% of patients with DME. There is a significant need to develop a novel, differentiated therapeutic to treat DR and DME.
Additionally, current therapies target only one pathway associated with DR and DME, either angiogenesis (development of new blood vessels) with anti-VEGF therapy, such as Ranibizumab or Aflibercept, or inflammation in case of corticosteroid therapy, such as Dexamethasone or Fluocinolone. The development of a therapeutic which targets multiple causative pathways of DR and DME, such as angiogenesis, oxidation, and inflammation, would offer a potential treatment option for all patients. We believe that OCU200 possesses unique characteristics to target these pathways and has the potential to offer better treatment options for all patients with DR and DME.
Overview of Wet AMD
OCU200 also has the potential to represent a better treatment option for patients suffering from wet AMD. Most AMD cases begin as dry AMD and may progress towards the advanced "wet" form. Wet AMD is caused by abnormal blood vessels in the retina that leak fluid or blood into the macula. The result can be irreversible damage to photoreceptor cells and rapid, severe vision loss, particularly in the center of the field of vision, causing significant functional impairment. If left untreated, neovascularization in wet AMD patients typically results in significant vision loss and the formation of a scar under the macula. Wet AMD affects approximately 10-15% of patients with AMD but progresses more rapidly and is known to be responsible for approximately 90% of all AMD-related blindness.
AMD is a leading cause of blindness worldwide. The incidence of wet AMD increases substantially with age, and it is expected that the number of cases of wet AMD will increase with the growth of the elderly population. It has been estimated that approximately 296 million individuals worldwide have some form of AMD of which, approximately 30 million, or 10%, suffer from wet AMD.
Current FDA approved therapeutics for wet AMD include intravitreal injection of either Ranibizumab or Aflibercept, which are anti-VEGF therapies. Though treatments have been effective in mitigating the disease symptoms, clinical studies suggest substantial limitations remain. For example, a significant percentage of people do not respond to therapy and experience continuous deterioration of their vision. Additionally, the repeated use of anti-VEGF therapy becomes less effective over time.

Between 30-50% of people affected by wet AMD continue to have fluid remain in the middle of the eye, also called the subretinal space, even after one to two years of treatment.
Given the above limitations of these existing treatments, we believe that a substantial unmet medical need exists for the treatment of DR, DME, and wet AMD.
OCU200 for the Treatment of DR, DME, and Wet AMD
OCU200 is a novel fusion protein containing parts of human tumstatin and transferrin, that are already present normally in retinal tissues. Patients affected by these diseases share common symptoms, such as blurriness in vision and continued vision loss through disease progression. The formation of fragile and leaky new abnormal blood vessels leads to fluid accumulation in and around the retina, causing vision damage.
We believe OCU200 possesses unique features and is designed to enable it to efficiently target leaky blood vessels, regress the existing abnormal blood vessels, and inhibit the growth of new blood vessels in the retina and choroid. Tumstatin, which acts as an anti-VEGF, anti-inflammatory, and anti-oxidative agent, is the active component of OCU200. It binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is an iron carrier that delivers iron intracellularly. It enhances the delivery of fused proteins across cellular barriers, including retinal barriers. It allows the targeting of anti-angiogenic peptide to the multiplying endothelial cells. OCU200 is designed to address the limitations of current therapies by targeting multiple mechanisms associated with ocular neovascularization and inflammation specifically focusing on non-responders to currently available treatment options.
A proof-of-concept study involving different animal models demonstrated the therapeutic potential of OCU200 in the treatment of DR, DME, and wet AMD. In an animal model for DME and DR (oxygen-induced retinopathy in mice), OCU200, at a significantly lower dose (10 micrograms per eye), was comparable to existing approved anti-VEGF therapy (Eylea, 20 micrograms per eye) in preventing disease manifestation and progression. In animal models for wet AMD (laser induced choroidal neovascularization in mice and rats), OCU200 demonstrated comparable or slightly better activity compared to anti-VEGF control groups in preventing the formation and growth of new leaky blood vessels and subsequent disease symptoms. We believe OCU200's distinct mechanism of action through the target of the integrin pathway will potentially provide benefit to patients, particularly to those patients that do not respond to currently approved therapies.
COMPETITION
The biotechnology industry is characterized by rapidly advancing technologies as well as a strong emphasis on intellectual property leading to a highly competitive environment for the development and commercialization of therapeutic products, regenerative medicines, and vaccines. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. We face competition from many different sources, including from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. We plan to compete in the segments of pharmaceutical, biotechnological, and other related markets with therapeutics, regenerative medicines, and vaccines that have an acceptable safety profile and target commercially attractive indications.
The development and commercialization of gene therapies is highly competitive. We are aware of several companies focusing on gene therapies for various ophthalmic indications including Applied Genetic Technologies Corporation, as acquired by Syncona Limited, Astellas Pharma Inc., MeiraGTx Holdings plc in partnership with Janssen Pharmaceuticals, Inc., Nanoscope Therapeutics Inc., REGENXBIO Inc., Novartis AG, F. Hoffmann-La Roche AG ("Roche AG"), Kiora Pharmaceuticals, Inc., Genentech, Inc. in partnership with Lineage Cell Therapeutics, Inc., and Luxturna, the product developed by Spark Therapeutics, Inc. and marketed by Roche AG, is currently the only gene therapy approved to treat IRDs in the United States which addresses only mutations in the RPE65 gene. The mutation associated with the RPE65 gene represents just one of more than 125 mutated genes linked to RP and LCA.
The regenerative medicine sector is characterized by innovative science, rapidly advancing technologies, and a strong emphasis on proprietary products. The competitive landscape in the field of articular cartilage repair in the U.S. is emerging and has stimulated a substantial amount of interest from companies developing tissue repair solutions. Companies that may compete with our NeoCart product candidate include Vericel Corporation's MACI, the only FDA-approved ACI product in the United States, and Aesculap Biologics, LLC's NOVOCART 3D, which is currently enrolling subjects in their Phase 3 clinical trial.

We face, and will continue to face, intense competition from companies as well as institutions that are pursuing or have commercialized vaccines that would compete with our vaccine candidates, COVAXIN and our novel inhaled mucosal vaccine platform, if commercialized. The competitive landscape of COVID-19 vaccines has been rapidly developing since the beginning of the COVID-19 pandemic and includes competitors such as Pfizer Inc./BioNTech SE, Moderna, Inc., AstraZeneca PLC, Novavax, Inc., Sinovac Biotech Ltd., Gamaleya Research Institute of Epidemiology and Microbiology, and Center for Genetic Engineering and Biotechnology. Each of the aforementioned vaccines have been authorized or approved in at least one country within the Ocugen COVAXIN Territory or the Mucosal Vaccine Territory and are intramuscular vaccines. CanSinoBIO's Convidecia Air, an intranasal vaccine targeting COVID-19, has been approved in China. Other competitors for our novel inhaled mucosal vaccine platform include CyanVac LLC, Meissa Vaccines, Inc., Codagenix, Inc., Intravacc B.V., McMaster University, and Tetherex Pharmaceuticals Corporation. Companies such as Pfizer Inc./BioNTech SE, Moderna, Inc., CureVac N.V in partnership with GSK plc, Vivaldi Biosciences Inc., and Novavax, Inc. are also in the process of developing a combination vaccine that will protect against COVID-19 and the seasonal flu. Vivaldi Biosciences Inc. is also currently undergoing clinical trials for their intranasal vaccine for the seasonal flu.
The development and commercialization of biologic products is highly competitive as well. Companies that may compete with our OCU200 product candidate include Roche AG, Regeneron Pharmaceuticals, Inc., AsclepiX Therapeutics, Inc., Outlook Therapeutics, Inc., Novartis AG, Oxurion NV, Unity Biotechnology, Inc., Opthea Limited, and 4D Molecular Therapeutics, Inc. Roche AG, Regeneron Pharmaceuticals, Inc., and Novartis AG have marketed anti-VEGF products.
Many of our competitors, either alone or with strategic partners, may have significantly greater financial resources to support research and development, manufacturing, preclinical studies, and clinical trials, as well as regulatory, commercialization, and marketing efforts. These organizations also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, patient registration for clinical trials, licensing or acquiring technologies necessary for our programs, and in our commercialization efforts if our product candidates are approved. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.
MANUFACTURING AND SUPPLY
We utilize our in-house expertise and know-how as well as the expertise and know-how of our industry leading manufacturing partners to develop and scale up our manufacturing processes for both the clinical and commercial supply of our product candidates. We collaborate with our manufacturing partners to understand and establish controls for critical process parameters and critical quality attributes. Our in-house expertise includes personnel with extensive product development and commercialization experience who actively manage our manufacturing partners that produce products in our product candidate pipeline. Our current manufacturing partners, including CanSinoBIO, Bharat Biotech, and Jubilant HollisterStier, have state-of-the-art facilities with significant expertise in biotechnology manufacturing.
Clinical Supply of Our Modifier Gene Therapy Platform
We have a co-development and commercialization agreement with CanSinoBIO with respect to the development and commercialization of our modifier gene therapy platform. The CanSinoBIO Agreement was originally entered into in September 2019 with respect to OCU400 and was subsequently amended in September 2021 and November 2022 to include OCU410 and OCU410ST, respectively, in addition to OCU400. Pursuant to the CanSinoBIO Agreement, we are collaborating with CanSinoBIO on the development of our modifier gene therapy platform. CanSinoBIO is responsible for the CMC development and manufacture of clinical supplies of such product candidates and is responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize our modifier gene therapy platform in and for China, Hong Kong, Macau, and Taiwan (the "CanSinoBIO Territory"), and we maintain exclusive development, manufacturing, and commercialization rights with respect to our modifier gene therapy platform outside the CanSinoBIO Territory (the "Company Territory").
We partner with CanSinoBIO for the process development, manufacturing, testing, and release of drug product candidates for use in IND-enabling studies and clinical trials. We perform discovery and analytical development activities in our research and development lab. The partnership with CanSinoBIO enables us in completing manufacturing, with release of clinical trial materials in an expedited manner and helps in mitigating the risk of delay that can be associated when working with highly competitive CDMOs that have long wait times with regard to gene therapy manufacturing. Although we rely on our partnership for manufacturing, we have personnel with extensive experience in gene therapy manufacturing to oversee and guide the process and analytical development, scale-up, release, and stability testing at our partner site. We perform periodic audits of our manufacturing partner to confirm compliance with applicable regulations.

For more information about our partnership with CanSinoBIO, see "—License and Development Agreements—Co-Development and Commercialization Agreement with CanSinoBIO" and see Note 3 in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Clinical and Commercial Supply of NeoCart
We are renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for Phase 3 clinical trial material, which we anticipate will be completed in the fourth quarter of 2023.
Clinical and Commercial Supply of COVAXIN
Pursuant to the Covaxin Agreement with Bharat Biotech, we obtained an exclusive right and license to develop, manufacture, and commercialize COVAXIN for the Ocugen Covaxin Territory. In accordance with the Covaxin Agreement, Bharat Biotech agreed to provide us with preclinical and clinical data and transfer to us certain proprietary technology owned or controlled by Bharat Biotech that is necessary for the commercial manufacture and supply of COVAXIN to support its commercial sale in the Ocugen Covaxin Territory, if approved. We also selected Jubilant HollisterStier as a manufacturing partner to prepare for the commercial manufacturing of COVAXIN.
Additionally, we entered into the Supply Agreement with Bharat Biotech pursuant to which Bharat Biotech will supply us with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of a technology transfer. Following the completion of the initiated technology transfer to Jubilant HollisterStier, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for the commercial manufacture and supply of COVAXIN. The WHO identified certain GMP deficiencies in an inspection of Bharat Biotech's facilities and Bharat Biotech is currently responding to these deficiencies in order to meet the required GMP standards in the Ocugen Covaxin Territory.
For more information about our partnership with Bharat Biotech, see "—License and Development Agreements—Co-Development, Supply and Commercialization Agreement with Bharat Biotech" and see Note 3 in our notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Clinical Supply of OCU200
In October 2020, we entered into a manufacturing agreement with a CDMO for the manufacture of OCU200. Under the manufacturing agreement, our CDMO will manage all CMC and clinical manufacturing activities for OCU200. We have completed the technology transfer of manufacturing processes to our CDMO and have produced clinical trial materials to initiate the planned Phase 1 clinical trial.
LICENSE AND DEVELOPMENT AGREEMENTS
We are party to license and development agreements under which we license or co-own patents, patent applications, technical information, and other intellectual property for our product candidates. Certain diligence and financial obligations are tied to these agreements. We consider the following agreements to be material to our business.
Modifier Gene Therapy Program
Exclusive License Agreement with SERI
In December 2017, we entered into an exclusive license agreement with SERI, which was amended in January 2021 (as amended, the "SERI Agreement"). The SERI Agreement gives us an exclusive, worldwide, sublicensable license to patent rights, biological materials, and technical information for NHR genes NR1D1, NR2E3 (OCU400), RORA (OCU410 and OCU410ST), Nuclear Protein 1, Transcriptional Regulator ("NUPR1"), and Nuclear Receptor Subfamily 2 Group C Member 1 ("NR2C1"). The January 2021 amendment to the SERI Agreement additionally granted us rights in co-owned intellectual property pursuant to certain patent applications and provisional patent applications at the time of the amendment. Under the SERI Agreement, we may make, have made, use, offer to sell, sell, and import licensed products, and must use commercially reasonable efforts to bring one or more licensed products to market as soon as reasonably practicable.
The SERI Agreement requires us to pay licensing fees for patent rights granted, an annual license maintenance fee, payment of certain development and commercial milestones in the aggregate amount of $16.1 million, and low single-digit percentage royalties on annual net sales of products that fall under the licensed patent rights.

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
The SERI Agreement will expire on the expiration date of the last to expire licensed patent rights, subject to the earlier termination of the SERI Agreement in accordance with its terms. We may terminate the license, without cause, upon 180 days prior written notice. SERI may immediately terminate the SERI Agreement if we cease to carry on our business with respect to the licensed patent rights, fail to make payments within thirty days of receiving a written notice of missed payment, fail to comply with our diligence obligations, default on our obligation to procure and maintain insurance, one of our officers is convicted of a felony related to the licensed products, we breach any material obligation of the agreement and do not cure such breach within 90 days, or if we become bankrupt or insolvent.
Co-Development and Commercialization Agreement with CanSinoBIO
We entered into the CanSinoBIO Agreement with CanSinoBIO with respect to the development and commercialization of our modifier gene therapy product candidates, OCU400, OCU410, and OCU410ST. The CanSinoBIO Agreement was originally entered into in September 2019 with regards to OCU400, and was subsequently amended in September 2021 and November 2022 to include OCU410 and OCU410ST, respectively, to our existing collaboration with CanSinoBIO. Pursuant to the CanSinoBIO Agreement, we are collaborating with CanSinoBIO on the development of our modifier gene therapy platform. CanSinoBIO is responsible for the CMC development and manufacture of clinical supplies of such product candidates and is responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize our modifier gene therapy platform in and for the CanSinoBIO Territory, and we maintain exclusive development, manufacturing, and commercialization rights with respect to our modifier gene therapy platform in the Company Territory.
CanSinoBIO will pay us an annual royalty between mid- and high-single digits based on Net Sales (as defined in the CanSinoBIO Agreement) of the products included in our modifier gene therapy platform in the CanSinoBIO Territory. We will pay CanSinoBIO an annual royalty between low- and mid-single digits based on Net Sales of the products included in our modifier gene therapy platform in the Company Territory.
Unless earlier terminated, the CanSinoBIO Agreement will continue in force on a country-by-country and product-by-product basis until the later of (a) the expiration of the last valid claim of our patent rights covering OCU400, OCU410, and OCU410ST in such country and (b) the tenth (10th) anniversary of the first commercial sale of OCU410 and OCU410ST in such country. The CanSinoBIO Agreement will also terminate contemporaneously upon the termination of the SERI Agreement, provided that CanSinoBIO is not in breach or default of the CanSinoBIO Agreement. The CanSinoBIO Agreement may be terminated by either party in its entirety upon (a) a material or persistent breach of the CanSinoBIO Agreement by the other party, (b) a challenge by the other party or any of its affiliates of any intellectual property controlled by the terminating party, or (c) bankruptcy or insolvency of the other party.
NeoCart
License Agreement with Purpose
In December 2005, Histogenics entered into an exclusive agreement (the "Purpose Agreement") to sublicense certain technology from Purpose, which we assumed as a result of our reverse merger with Histogenics. Purpose entered into the original license agreement ("BWH-Purpose Agreement") with Brigham and Women’s Hospital, Inc. ("BWH") in August 2001. The BWH-Purpose Agreement granted Purpose an exclusive, royalty-bearing, worldwide, sublicensable license, under its rights in licensed patents and patent applications co-owned by BWH and Purpose to make, use, and sell (1) an apparatus for cultivating a cell or tissue, (2) cell or tissue products made using such apparatus, (3) cell or tissue products made using processes for cultivating a cell or tissue as disclosed in the licensed patents and patent applications, and (4) any apparatus that cultivates cells or tissues using such processes, in each case, whose manufacture, use, or sale is covered by a valid claim of the licensed patents and patent applications, only for therapeutic use. Pursuant to our sublicense from Purpose, we are obligated to pay minimum royalties and low single digit royalties based on the net sales of licensed products, milestone payments, and sublicense payments due on the BWH-Purpose Agreement. Histogenics paid an aggregate of $1.0 million in minimum royalty and sublicense payments under the terms of the Purpose Agreement prior to the reverse merger.

The Purpose Agreement was amended and restated in June 2012, pursuant to which Purpose granted Histogenics outside of Japan: (a) exclusive rights to all of Purpose's technology (owned or licensed) related to the exogenous tissue processors, which is used in the development of NeoCart, (b) continued supply of exogenous tissue processors, and (c) rights to manufacture the exogenous tissue processors at any location we choose. In exchange for such consideration, Purpose was granted an exclusive license in Japan for the use of all of our NeoCart technology and was reimbursed for development costs on a multi-unit exogenous tissue processor. In May 2016, the Purpose Agreement was amended, whereby Histogenics reacquired the development and commercialization rights to NeoCart in Japan.
The Purpose Agreement, as amended, provides us with the ability, worldwide, to (i) use, make, have made, sell, offer for sale, import or otherwise exploit products or services covered by claims of Purpose's patents and (ii) use, reproduce, modify, create derivative works of and otherwise exploit Purpose’s technology for the design, development, manufacture, testing, support, and commercialization of any product or service that incorporates or builds upon Purpose’s technology, in each case, only in connection with articular cartilage, ligaments, tendons, and meniscus. Purpose retains the right to sell its single unit exogenous tissue processer machines to research institutes for general but noncommercial use anywhere in the world.
Under the Purpose Agreement, we are obligated to pay Purpose up to $10.0 million upon the achievement of certain regulatory and commercial milestones as well as a royalty payment in the low single digits on the net sales in Japan of NeoCart. Such royalty payment shall be reduced to the extent NeoCart does not rely on an outstanding Purpose patent.
The BWH-Purpose Agreement remains in effect for the life of the licensed patents. The BWH-Purpose Agreement may be terminated if BWH is provided written notice at least 60 days in advance. BWH has the right to terminate the agreement if minimum royalty payments or other payments fail to be made or otherwise the BWH-Purpose Agreement is breached and such breach is not cured within 30 days of BWH providing notice. Upon the termination of the BWH-Purpose Agreement, our sublicense will convert to a nonexclusive license to only Purpose's interest in the licensed products or processes. Upon written notice to Purpose of our intent to stop using the technology sublicensed to us in the BWH-Purpose license, Purpose will reassume all responsibility under the BWH-Purpose license or at Purpose’s option, allow the license to lapse.
Vaccines
Co-Development, Supply and Commercialization Agreement with Bharat Biotech
We entered into the Covaxin Agreement with Bharat Biotech to co-develop COVAXIN for the Ocugen Covaxin Territory. The Covaxin Agreement was originally entered into in February 2021 with respect to the U.S. market and was subsequently amended in June 2021 to add rights to the Canadian market, for which we paid Bharat Biotech a non-refundable, upfront payment of $15.0 million at the execution of the amendment. We additionally agreed to pay Bharat Biotech $10.0 million within 30 days after the first commercial sale of COVAXIN in Canada. The Covaxin Agreement was amended a second time in April 2022 to add rights to the Mexican market.
Pursuant to the Covaxin Agreement, we obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN in the Ocugen Covaxin Territory. In consideration of the license and other rights granted to us by Bharat Biotech, we and Bharat Biotech agreed to share any operating profits (as defined in the Covaxin Agreement) generated from the commercialization of COVAXIN in the Ocugen Covaxin Territory, with us retaining 45% of such profits, and Bharat Biotech receiving the balance of such profits.
Under the Covaxin Agreement, we are collaborating with Bharat Biotech to develop COVAXIN for our respective territories. Except with respect to manufacturing rights under certain circumstances as described below, we have the exclusive right and are solely responsible for researching, developing, manufacturing, and commercializing COVAXIN for the Ocugen Covaxin Territory. Bharat Biotech is responsible for researching, developing, manufacturing, and commercializing COVAXIN outside of the Ocugen Covaxin Territory. Bharat Biotech agreed to provide us with preclinical and clinical data, and to transfer to us certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support potential commercial sale in the Ocugen Covaxin Territory.
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

The Covaxin Agreement continues in effect for the commercial life of COVAXIN, subject to the earlier termination of the Covaxin Agreement in accordance with its terms. The Covaxin Agreement also contains customary representations and warranties made by us and Bharat Biotech and customary provisions relating to indemnification, limitation of liability, confidentiality, information and data sharing, and other matters. The Supply Agreement expires upon the expiration of the Covaxin Agreement and may be earlier terminated by us or Bharat Biotech in the event of an uncured material breach or bankruptcy of the other party.
Exclusive License Agreement with Washington University
In September 2022, we entered into the WU License Agreement with Washington University, pursuant to which we were granted an exclusive, sublicensable, royalty-bearing license to patent rights for an inhaled mucosal COVID-19 vaccine, as well as a license to certain tangible research property and technical information necessary to exploit the patent rights within the United States, Europe, and Japan. In consideration of the rights and license granted to us, we paid Washington University an initial license issuance fee of $1.0 million. In January 2023, we amended the WU License Agreement to add the countries of South Korea, Australia, and China to the Mucosal Vaccine Territory. The WU License Agreement requires us to pay an annual license maintenance fee, payments upon the achievement of certain development and commercial milestones in the aggregate amount of up to $37.0 million, and low single-digit percentage royalties on Net Sales of licensed products (as defined in the WU License Agreement).
Pursuant to the WU License Agreement, we may make, have made, sell, offer for sale, use, market, promote, distribute, export, and import licensed products in the Mucosal Vaccine Territory. We will use commercially reasonable efforts to develop, manufacture, promote, and sell the licensed products in the Mucosal Vaccine Territory.
Washington University maintains control of patent preparation, filing, prosecution, and maintenance. We are responsible for Washington University's out-of-pocket expenses related to the preparation, filing, prosecution, issuance, and maintenance of the licensed patent rights incurred pursuant to the WU License Agreement.
The WU License Agreement will expire on a country-by-country basis and a licensed product-by-licensed product basis and end, separately in each such country and for each such licensed product, upon the latter of (a) the expiration date of the last valid claim, (b) the fifteenth (15th) anniversary of the date of the first commercial sale of a licensed product, or (c) the expiration of the last form of market exclusivity (as defined in the WU License Agreement), subject to the earlier termination of the WU License Agreement in accordance with its terms. In addition, we may terminate the WU License Agreement without cause by giving at least 90 days written notice. The WU License Agreement contains customary termination provisions in the event of an uncured material breach or upon certain corporate actions, including bankruptcy, receivership, or liquidation.
Novel Biologic Therapy for Retinal Diseases
Exclusive License Agreement with the University of Colorado
In March 2014, we entered into an exclusive license agreement with CU, which was amended in January 2017 and clarified by a letter of understanding in November 2017 (as amended and clarified, the "CU Agreement"). The CU Agreement gives us an exclusive, worldwide, sublicensable license to patents for OCU200 to make, have made, use, import, offer to sell, sell, have sold, and practice the licensed products in all therapeutic applications. Under the CU Agreement, we must use commercially reasonable efforts to develop, manufacture, sublicense, market, and sell the licensed products and have assumed primary responsibility for preparing, filing, and prosecuting broad patent claims for OCU200 for CU's benefit. Further, we have assumed primary responsibility for all patent activities, including all costs associated with the perfection and maintenance of the patents for OCU200.
The CU Agreement requires the payment for certain regulatory milestones aggregating to $1.5 million, an annual minimum payment that began the third year after the effective date, low single-digit percentage earned royalties on net sales, and royalties in the mid-teens on sublicense income of OCU200.
The CU Agreement will expire on the latter of the expiration date of the last to expire licensed patent or the end of any relevant statutory or regulatory exclusivity period. We may terminate the CU Agreement upon 60 days' prior written notice. CU may terminate the CU Agreement upon 60 days' notice if we fail to make payments within 60 days of such payment's due date, breach and do not cure any diligence obligation, provide any materially false report, or otherwise materially breach and do not cure any material provision of the CU Agreement.

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
As of February 15, 2023, our patent portfolio for our product candidates included a total of 24 issued patents in the United States, 63 issued or registered patents in foreign countries, nine pending patent applications in the United States, and 14 pending patent applications in foreign countries. Our issued or registered patents and pending patent applications include those licensed from SERI, Purpose Co, Washington University, and CU. Certain issued patents and pending patent applications cover multiple of our product candidates. Our intellectual property includes compositions of matter, methods of use, product candidates, and other proprietary technology. As of February 15, 2023, we had exclusive rights or owned rights to: (i) two issued U.S. patents, one pending U.S. patent application, and three pending foreign patent applications related to OCU400; (ii) one issued U.S. patent, one pending U.S. patent application, and three pending foreign patent applications related to OCU410 and OCU410ST; (iii) 21 issued U.S. patents; four pending U.S. patent applications, 38 issued or registered foreign patents, and eight pending foreign patent applications related to NeoCart; (iv) four pending U.S. patent applications and two pending foreign patent applications related to OCU500 and OCU520; and (v) one issued U.S. patent, one pending U.S. patent application, 25 issued or registered foreign patents, and four pending foreign patent applications related to OCU200. Our current portfolio of issued patents in the U.S. and issued or registered patents in foreign countries related to our product candidates expire between 2024 and 2038.
Pursuant to the Covaxin Agreement which was originally entered into in February 2021, we obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN in the United States, its territories, and possessions, Canada, and Mexico.
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
GOVERNMENT REGULATION AND PRODUCT APPROVAL
Government authorities in the United States, at the federal, state, and local level, and in other countries including Canada, extensively regulate, among other things, the research, development, testing, approval, manufacture, packaging, storage, recordkeeping, monitoring and reporting, labeling, advertising, promotion, distribution, marketing, sales, import, and export of biotechnological and drug products such as those we are developing. In addition, labelers of biotechnology and drug products (the entity owning the National Drug Code listed for a product) participating in Medicaid and Medicare are required to comply with mandatory price reporting, discounts, rebates, and other requirements. The processes for obtaining regulatory approvals in the United States and in other countries including Canada, along with compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.
FDA Regulation
In the United States, the FDA regulates biologics and drug products under the Federal Food, Drug, and Cosmetic Act ("FDCA") and its implementing regulations. In addition to the FDCA and its implementing regulations, biological products are regulated under the Public Health Service Act ("PHSA") and its implementing regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies, and formulation studies in compliance with the FDA's Good Laboratory Practice ("GLP") regulations, applicable requirements for the human use of laboratory animals, such as the Animal Welfare Act ("AWA"), or other applicable regulations;
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin at U.S. clinical trial sites;

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
•development of manufacturing processes to ensure the product candidate's identity, strength, quality, purity, and potency in compliance with current GMP;
•submission to the FDA of a New Drug Application ("NDA"), in the case of a drug product candidate, or a BLA, in the case of a biological product candidate, including results of preclinical testing, detailed information about the CMC, and proposed labeling and packaging for the product candidate;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the products are produced to assess compliance with current GMP, and to assure that the facilities, methods, and controls are adequate to preserve the therapeutics' identity, strength, quality, purity, and potency as well as satisfactory completion of an FDA inspection of selected clinical sites, selected clinical investigators to determine GCP compliance, and payment of user fees; and
•FDA review and approval of the NDA, or licensure of a BLA to permit commercial marketing for particular indications for use, including agreement on post-marketing commitments, if applicable.
Preclinical Studies and IND Submission
The testing and approval process of product candidates requires substantial time, effort, and financial resources. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Preclinical studies include laboratory evaluation of chemistry, pharmacology, toxicity, and product formulation, as well as animal studies to assess potential safety and efficacy. Such studies must generally be conducted in accordance with GLP, the AWA, and other applicable regulations and requirements. Prior to commencing the first clinical trial at a U.S. investigational site with a product candidate, an IND sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data, any available clinical data or literature, and proposed clinical study protocols, among other things, to the FDA as part of an IND submission. Some preclinical studies may continue even after the IND is in effect.
An IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, notifies the applicant of safety concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may begin. Even after the IND application has gone into effect and clinical testing has begun, the FDA may impose clinical holds on clinical trials due to safety concerns or non-compliance with the requirements of applicable regulations. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. As a result, submission of an IND application may not result in FDA authorization to commence a clinical trial, and we cannot be sure that once the clinical trials have begun, issues will not arise that will suspend or terminate such studies. A separate submission to an existing IND application must also be made for each successive clinical trial conducted during product development.
Clinical Trials
Clinical trials involve the administration of the investigational product to human subjects (healthy volunteers or patients) under the supervision of qualified investigators. Clinical trials must be conducted in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as the review and approval of the study by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND submission. If a product candidate is being investigated for multiple intended indications, separate IND applications may also be required. In addition, an IRB at each study site participating in the clinical trial and/or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB is charged with protecting the welfare and rights of trial participants, and considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if SAEs or other significant safety information is found.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in-vitro testing and other sources that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. If the FDA issues a clinical hold halting a clinical trial, the agency must notify the IND sponsor of the grounds for the hold. Any identified deficiencies must be resolved before the FDA will lift the hold and allow the clinical trial to begin or resume. There is no guarantee the FDA will ever lift a clinical hold once put in place. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements or if the trial poses an unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities.
Information about certain clinical trials, including a description of the study and study results, must be submitted within specific timeframes to the NIH for public dissemination on its clinicaltrials.gov website. Sponsors or distributors of investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions must also have a publicly available policy on evaluating and responding to requests for expanded access requests. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or RMAT. Expanded access refers to the use of an investigational drug or biologic when the primary purpose is to diagnose, monitor, or treat a patient’s disease or condition rather than to obtain the kind of information that is generally derived from clinical trials. Expanded access may be appropriate when a patient has a serious or life-threatening disease, there is no comparable approved therapy available, the patient cannot be enrolled in a clinical trial, the potential benefit outweighs the potential risks, and providing expanded access will not interfere with the product candidate’s development or approval. The posting of an expanded access policy does not guarantee access to the investigational drug or biologic. When a sponsor provides expanded access, it does so voluntarily. The FDA cannot compel a sponsor to provide such access.
The manufacture of investigational drugs and biologics for the conduct of human clinical trials is subject to current GMP requirements. Investigational drugs, biologics, active ingredients, and therapeutic substances imported into the United States are also subject to regulation by the FDA. Further, the export of investigational products outside of the United States is subject to regulatory requirements of the receiving country, as well as U.S. export requirements under the FDCA.
In general, for purposes of NDA and BLA approval, human clinical trials are typically conducted in three sequential phases, which may overlap or be combined.
•Phase 1 — Studies are initially conducted in a small group of healthy human volunteers or subjects (e.g., 10 to 20 subjects) with the target disease or condition to test the product candidate for safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution, and excretion. If possible, Phase 1 trials may also be used to gain an initial indication of product effectiveness.
•Phase 2 — Controlled studies are conducted in larger but still limited subject populations (e.g., a few hundred patients) with a specified disease or condition to evaluate preliminary efficacy, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.
•Phase 3 — These adequate and well-controlled clinical trials are undertaken in expanded subject populations (e.g., several hundred to several thousand patients), generally at geographically dispersed clinical trial sites, to generate enough data to provide statistically significant evidence of clinical efficacy and safety of the product candidate for approval, to establish the overall risk-benefit profile of the product candidate, and to provide adequate information for the labeling of the product candidate. Typically, two Phase 3 trials are required by the FDA for product approval. Under some limited circumstances, however, the FDA may approve an NDA or BLA based upon a single Phase 3 clinical study.
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
Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act ("PDUFA"), the FDA has set the review goal of completing its review of 90% of all applications for new molecular entities within 10 months of the 60-day filing date. The FDA also has the review goal of completing its review of 90% of non-new molecular entity marketing applications within 10 months of the agency's receipt of the application. These review goals are referred to as the PDUFA date. The PDUFA date is only a goal, thus, the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the sponsor otherwise provides substantial additional information or clarification regarding the submission.
The FDA may also refer certain applications to an advisory committee. Before approving a product candidate for which no active ingredient (including any ester or salt of an active ingredient) has previously been approved by the FDA, the FDA must either refer that product candidate to an external advisory committee or provide in an action letter a summary of the reasons why the FDA did not refer the product candidate to an advisory committee. The FDA may also refer other product candidates to an advisory committee if the FDA believes that the advisory committee's expertise would be beneficial. An advisory committee is typically a panel that includes clinicians and other experts, which review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
The FDA reviews applications to determine, among other things, whether a product candidate meets the agency's approval standards and whether the manufacturing methods and controls are adequate to assure and preserve the product's identity, strength, quality, potency, and purity. Before approving a marketing application, the FDA typically will inspect the facility or facilities where the product is manufactured, referred to as a Pre-Approval Inspection. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontractors, are in compliance with current GMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a marketing application, the FDA will inspect one or more clinical trial sites to assure compliance with GCPs. To assure current GMP and GCP compliance, an applicant will incur significant expenditure of time, money, and effort in the areas of training, recordkeeping, production, and quality control.
After evaluating the marketing application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter ("CRL"). A CRL indicates that the review cycle for the application is complete and the application is not ready for approval. It also describes all of the specific deficiencies that the FDA identified. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the marketing application, and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. The deficiencies identified may be minor, for example, requiring labeling changes; or major, for example, requiring additional clinical trials. If a CRL is issued, the applicant may either: resubmit the marketing application addressing all of the deficiencies identified in the letter; withdraw the application; or request an opportunity for a hearing. The FDA has the goal of reviewing 90% of application resubmissions following a CRL in either two or six months of the resubmission date, depending on the kind of resubmission. Even with the submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.
Even if the FDA approves a product, it may limit the approved indications or populations for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product's safety and efficacy after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may also not approve label statements that are necessary for successful commercialization and marketing.
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

For example, as a condition of approval of an NDA or BLA, the FDA may require post-marketing testing and surveillance to monitor the product's safety or efficacy. In addition, holders of an approved NDA or BLA are required to submit annual reports and keep extensive records to report certain adverse reactions and issues related to production to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for their products. Additionally, quality control and manufacturing procedures must continue to conform to current GMP regulations and practices, as well as the manufacturing conditions of approval set forth in the NDA or BLA. The FDA periodically inspects manufacturing facilities to assess compliance with current GMP, which imposes certain procedural, substantive, and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with current GMP and other aspects of regulatory compliance. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA or BLA), additional regulatory review and approval may be required.
Future FDA inspections may identify current GMP compliance issues at manufacturing facilities or at the facilities of third-party suppliers that may disrupt production or distribution or require substantial resources to correct and prevent recurrence of any deficiencies, and could result in fines or penalties by regulatory authorities. In addition, discovery of problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action, including warning letters, fines, injunctions, civil penalties, license revocations, seizure, total or partial suspension of production or criminal penalties, any of which could delay or prohibit further marketing. Newly discovered or developed safety or efficacy data may require changes to a product's approved labeling, including the addition of new warnings and contraindications.
Emergency Use Authorization
The FDA has the authority to grant an EUA to allow unapproved medical products, including vaccines, to be used in a public health emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. When issuing an EUA, the FDA imposes conditions of authorization, with which the sponsor must comply. Such conditions include, but may not be limited to, compliance with labeling, distribution of materials designed to ensure proper use, reporting obligations, and restrictions on advertising and promotion. The EUA is only effective for the duration of the public health emergency. Although the criteria of an EUA differs from the criteria for approval of an NDA or BLA, EUAs nevertheless require the development and submission of data to satisfy the relevant FDA standards and a number of ongoing compliance obligations. In addition, the FDA expects EUA holders to work toward submission of an NDA or BLA, as soon as possible. The FDA may revoke or terminate the EUA sooner if, for example, the holder of the EUA fails to comply with the terms of the EUA or the product is determined to be less efficacious or safe than it was initially believed to be. The FDA may revoke an EUA if there is a failure to comply with the conditions of authorization. There is no guarantee that a product candidate will meet the criteria for EUA.
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
Patent Term Restoration
If approved, drug and biologic products may also be eligible for periods of U.S. patent term restoration. If granted, patent term restoration extends the patent life of a single unexpired patent, that has not previously been extended, for a maximum of five years. The total patent life of the product with the extension also cannot exceed 14 years from the product's approval date. Subject to prior limitations, the period of extension is calculated by adding half of the time from the effective date of an IND application to the initial submission of a marketing application, and all of the time between the submission of the marketing application and its approval. This period may also be reduced by any time that the applicant did not act with due diligence. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The U.S. Patent and Trademark Office ("USPTO"), in consultation with the FDA, reviews and approves the application for patent term restoration.
Special FDA Expedited Review and Approval Programs
The FDA has various programs that are intended to expedite or simplify the process for the development and FDA review of certain product candidates that are intended for the treatment of serious or life-threatening diseases or conditions, and demonstrate the potential to address unmet medical needs or present a significant improvement over existing therapy. The purpose of these programs is to provide important new therapeutics to patients earlier than under standard FDA review procedures. These expedited programs include fast track designation, breakthrough therapy designation, priority review, accelerated approval, and RMAT designation. Each of these programs has its own features and qualifying criteria. A sponsor must submit a request for fast track designation, breakthrough therapy designation, or priority review, which may or may not be granted by the FDA.
To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. If fast track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an application before the application is complete. This "rolling review" is available if the applicant provides and the FDA approves a schedule for the remaining information. Whether the FDA is able to commence its review of portions of an application before receipt of the complete submission depends on a number of factors. In some cases, a fast track product may be eligible for accelerated approval or priority review.
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
After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to FDA review and approval. There also are continuing annual program user fee requirements for approved products, excluding orphan products. In addition, manufacturers and other entities involved in the manufacture and distribution of approved therapeutics are required to register their establishments with the FDA and certain state agencies, list their products, and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with current GMP and other requirements. Manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current GMP. Regulatory authorities may undertake regulatory enforcement action, withdraw product approvals, require label modifications, or request product recalls, among other actions, if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.
Changes to the manufacturing process are strictly regulated and often require FDA approval or notification before being implemented. FDA regulations also require investigation and correction of any deviations from current GMP and specifications, and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain current GMP compliance.
The FDA also strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Physicians, in their independent professional medical judgment, may prescribe legally available products for unapproved indications that are not described in the product's labeling and that differ from those tested and approved by the FDA. Biotechnological companies, however, are required to promote their products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including, but not limited to, criminal and civil penalties under the FDCA and False Claims Act ("FCA"), exclusion from participation in federal healthcare programs, mandatory compliance programs under corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts. In addition, newly discovered or developed safety or efficacy data may require changes to a product's approved labeling, including the addition of new warnings and contraindications.
In addition, the distribution of prescription biotechnological samples is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of samples at the federal level. Both the PDMA and state laws limit the distribution of prescription biotechnological product samples and impose requirements to ensure accountability in distribution. Free trial or starter prescriptions provided through pharmacies are also subject to regulations under the Medicaid Drug Rebate Program ("MDRP") and potential liability under anti-kickback and false claims laws.
Moreover, the Drug Quality and Security Act imposes obligations on sponsors of biotechnological products related to product tracking and tracing. Among the requirements of this legislation, sponsors are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product. The transfer of information to subsequent product owners by sponsors is also required to be done electronically. Sponsors must also verify that purchasers of the sponsors' products are appropriately licensed. Further, under this legislation, manufactures have product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products that would result in serious adverse health consequences or death to humans, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. Similar requirements additionally are and will be imposed through this legislation on other companies within the biotechnological product supply chain, such as distributors and dispensers, as well as certain sponsor licensees and affiliates.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in significant regulatory actions. Such actions may include refusal to approve pending applications, license or approval suspension or revocation, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, Form 483s, cyber letters, modification of promotional materials or labeling, provision of corrective information, imposition of post-market requirements including the need for additional testing, imposition of distribution or other restrictions under a REMS, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, FDA debarment, injunctions, fines, consent decrees, corporate integrity agreements, suspension and debarment from government contracts, refusal of orders under existing government contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, civil or criminal penalties including fines and imprisonment, and adverse publicity, among other adverse consequences.
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
After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of the product to the FDA together with a release protocol showing the results of all of the manufacturer's tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.
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

Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations
Our business activities, including but not limited to, research, marketing, sales, promotion, distribution, medical education, and other activities following product approval will be subject to regulation by numerous federal and state regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services and its various divisions, including the Centers for Medicare and Medicaid Services ("CMS") and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense, and state and local governments. Our business activities must comply with numerous healthcare laws, including but not limited to, anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations, which are described below, as well as state and federal consumer protection and unfair competition laws. Moreover, to the extent that we license the right to sell our product candidates, if approved, to another entity under that entity's labeler code, the licensee would have regulatory responsibilities, including healthcare, reimbursement, pricing, and reporting regulatory responsibilities.
The federal Anti-Kickback Statute, which regulates, among other things, marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term "remuneration" has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biotechnological industry members on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. There are certain statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of a federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. The Patient Protection and Affordable Care Act of 2010, as amended (the "ACA"), modified the intent requirement under the Anti-Kickback Statute to a stricter standard, such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil FCA.
The federal civil FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. The civil FCA has been used to assert liability on the basis of kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price ("AMP"), improper use of Medicare provider or supplier numbers when detailing a provider of services, improper promotion of off-label uses not expressly approved by the FDA in a product's label, and allegations as to misrepresentations with respect to products, contract requirements, and services rendered. In addition, private payors have been filing follow-on lawsuits alleging fraudulent misrepresentation, although establishing liability and damages in these cases is more difficult than under the FCA. Intent to deceive is not required to establish liability under the civil FCA. Civil FCA actions may be brought by the government or may be brought by private individuals on behalf of the government, called "qui tam" actions. If the government decides to intervene in a qui tam action and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars. For these reasons, since 2004, FCA lawsuits against biotechnological companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements, as much as $3.0 billion, regarding certain sales practices and promoting off label uses. Civil FCA liability may further be imposed for known Medicare or Medicaid overpayments, for example, overpayments caused by understated rebate amounts, that are not refunded within 60 days of discovering the overpayment, even if the overpayment was not caused by a false or fraudulent act. In addition, conviction or civil judgment for violating the FCA may result in exclusion from federal health care programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts.

The government may further prosecute conduct constituting a false claim under the criminal FCA. The criminal FCA prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the civil FCA, requires proof of intent to submit a false claim.
The civil monetary penalties statute is another potential statute under which biotechnological companies may be subject to enforcement. Among other things, the civil monetary penalties statue imposes fines against any person who is determined to have knowingly presented, or caused to be presented, claims to a federal healthcare program that the person knows, or should know, is for an item or service that was not provided as claimed or is false or fraudulent.
Payment or reimbursement of prescription therapeutics by Medicaid or Medicare requires the product's labeler to submit certified pricing information to CMS. The Medicaid Drug Rebate statute requires labelers, as a condition of payment by Medicaid, to calculate and report price points, which are used to determine Medicaid rebate payments shared between the states and the federal government and Medicaid payment rates for certain therapeutics, to pay quarterly rebates on prescriptions paid by Medicaid, and to provide a discount based on the Medicaid rebate percentage to certain hospitals and clinics under the 340B program. For most therapeutics paid under Medicare Part B, labelers must also calculate and report their Average Sales Price, which is used to determine the Medicare Part B payment rate. In addition, therapeutics covered by Medicaid are subject to an additional inflation penalty which can substantially increase rebate payments. For products approved under a BLA (including biosimilars) or an NDA, the Veterans Health Care Act ("VHCA") requires labelers, as a condition of payment by Medicaid, to calculate and report to the Veterans Administration ("VA") a different price called the Non-Federal AMP, which is used to determine the maximum price that can be charged to certain federal agencies, referred to as the Federal Ceiling Price ("FCP"). Like the Medicaid rebate amount, the FCP includes an inflation penalty. A Department of Defense statute and regulation requires labelers to provide this discount on therapeutics dispensed by retail pharmacies when paid by the TRICARE Program, the health care program for military personnel, retirees, and related beneficiaries. All of these price reporting requirements create risk of submitting false information to the government, and potential FCA liability.
The VHCA also requires labelers of covered therapeutics participating in the Medicaid program to enter into Federal Supply Schedule contracts with the VA through which their covered therapeutics must be sold to certain federal agencies at FCP. This necessitates compliance with applicable federal procurement laws and regulations, including submission of commercial sales and pricing information, and subjects us to contractual remedies as well as administrative, civil, and criminal sanctions. In addition, the VHCA requires labelers participating in Medicaid to agree to provide different mandatory discounts to certain Public Health Service grantees and other safety net hospitals and clinics under the 340B program based on the labelers' reported Medicaid pricing information. The 340B program has its own regulatory authority to impose sanctions for non-compliance and adjudicate overcharge claims against labelers by the purchasing entities.
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
Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and its respective implementing regulations imposes certain requirements on covered entities relating to the privacy, security, and transmission of certain individually identifiable health information, known as protected health information. Among other things, HITECH, through its implementing regulations, makes HIPAA's security standards and certain privacy standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity's workforce, that creates, receives, maintains, or transmits protected health information on behalf of a covered entity for a function or activity regulated by HIPAA. HITECH also strengthened the civil and criminal penalties that may be imposed against covered entities, business associates, and individuals, and gave state attorney generals new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.
Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Certain state laws also regulate sponsors' use of prescriber-identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require drug companies to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers.
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
In the United States, the EU, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be and sometimes at or below the provider's acquisition cost. In the United States, it is also common for government and private health plans to use coverage determinations to leverage rebates from labelers in order to reduce the plans' net costs. These restrictions and limitations influence the purchase of healthcare services and products and lower the realization on labelers' sales of prescription therapeutics. Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs. Third-party payors may limit coverage to specific therapeutic products on an approved list, or formulary, which might not include all of the FDA approved products for a particular indication or might impose high copayment amounts to influence patient choice. Third-party payors also control costs by requiring prior authorization or imposing other dispensing restrictions before covering certain products and by broadening therapeutic classes to increase competition. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Absent clinical differentiators, third-party payors may treat products as therapeutically equivalent and base formulary decisions on net cost. To lower the prescription cost, labelers frequently rebate a portion of the prescription price to the third-party payors. Recently, purchasers and third-party payors have begun to focus on value of new therapeutics and sought agreements in which price is based on achievement of performance metrics.
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
Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement, and utilization, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, competition within therapeutic classes, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, and healthcare reform, biotechnological coverage and reimbursement policies, and pricing in general. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates, if approved, will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health insurers, and other third-party payors.
As a result of the above, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, if approved, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective, or the rebate percentages required to secure coverage may not yield an adequate margin over cost. Additionally, companies are increasingly finding it necessary to establish bridge programs to assist patients with access to new therapies during protracted initial coverage determination periods.
Moreover, a payor's decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved or that significant price concessions will not be required to avoid restrictive conditions. High health plan copayment requirements may result in patients refusing prescriptions or seeking alternative therapies. Additionally, where a new indication has been approved for a drug or biologic previously approved under a different NDA or BLA, health plans may cover off-label use of the original drug, even if it cannot be marketed for the new indication. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in therapeutic development. Legislative action to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.
Healthcare Reform Measures
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The U.S. government, state legislatures, and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription products.

In recent years, Congress has considered reductions in Medicare reimbursement levels for products administered by physicians. CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some products. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.
The ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the ACA expanded manufacturers' rebate liability under the MDRP by increasing the minimum Medicaid rebate for both branded and generic products, expanded the 340B program, and revised the definition of AMP, which could increase the amount of Medicaid rebates manufacturers are required to pay to states. The legislation also extended Medicaid rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those products. On February 1, 2016, CMS issued final regulations to implement the changes to the MDRP under the ACA. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the ACA. The Tax Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the individual mandate.
Other legislative changes have been proposed and adopted since the passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent legislation extended the 2.0% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), the 2.0% Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. As of July 2, 2022, the 2.0% sequester reduction resumed. This sequestration will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on our business and the pharmaceutical industry in general is not yet known.
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
Further changes to and under the ACA remain possible but it is unknown what form any such changes or any law proposed to replace or revise the ACA would take, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act ("FCPA") prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and suspension and debarment from government contracts, and refusal of orders under existing government contracts. Enforcement actions may be brought by the Department of Justice or the Securities and Exchange Commission ("SEC"), and legislation has expanded the SEC's power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in the SEC enforcement actions in intent-based claims such as those under FCPA from five years to ten years.
Health Canada
Health Canada is the Canadian federal authority that regulates, evaluates, and monitors the safety, effectiveness, and quality of drugs, medical devices, and other therapeutic products available to Canadians. Health Canada's regulatory process for review, approval, and regulatory oversight of products is similar to the regulatory process conducted by the FDA. To initiate clinical testing of a drug candidate in human subjects in Canada, a Clinical Trial Application ("CTA") must be filed with and approved by Health Canada. In addition, all federally regulated trials must be approved and monitored by research ethics boards ("REB"). The REB studies and approves study-related documents and monitors clinical trial data.
Prior to being given market authorization for a drug product, a manufacturer must present substantive scientific evidence of a product's safety, efficacy, and quality as required by the Food and Drugs Act and its associated regulations, including the Food and Drug Regulations ("FDR"). This information is usually submitted in the form of an NDS. Health Canada reviews the submitted information, sometimes using external consultants and advisory committees, to evaluate the potential benefits and risks of a drug. If after the review, the conclusion is that the patient benefits outweigh the risks associated with the drug, the drug is issued a Drug Identification Number ("DIN"), followed by a Notice of Compliance ("NOC"), which permits the market authorization holder (i.e., the NOC and DIN holder) to market the drug in Canada. Drugs granted an NOC may be subject to additional post-market surveillance and reporting requirements.
All establishments engaged in the fabrication, packaging/labeling, importation, distribution, and wholesale of drugs and operation of a testing laboratory relating to drugs are required to hold a Drug Establishment License ("DEL") to conduct one or more of the licensed activities unless expressly exempted under the FDR. The basis for the issuance of a DEL is to ensure the facility complies with current GMP as stipulated in the FDR and as determined by a current GMP inspection conducted by Health Canada. An importer of pharmaceutical products manufactured at foreign sites must also be able to demonstrate that the foreign sites comply with current GMP, and such foreign sites are included on the importer's DEL.
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
Regulation Outside of the United States and Canada
In addition to regulations in the U.S. and Canada, we may be subject to a variety of regulations in foreign jurisdictions that govern, among other things, clinical trials and any commercial sales and distribution of our product candidates, if approved, either directly or through our distribution partners. Whether or not we obtain FDA or Health Canada approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing and sale of the product in those countries. The foreign regulatory approval process includes all of the risks associated with the FDA and Health Canada approval process described above, and the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA or Health Canada approval. Some foreign jurisdictions have a drug product approval process similar to that in the U.S. or Canada, which requires the submission of a CTA much like the IND application prior to the commencement of clinical studies. In Europe, for example, a CTA must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country's requirements, clinical trial development may proceed. To obtain regulatory approval of a therapeutic product candidate under EU regulatory systems, we would be required to submit a Marketing Authorisation Application, which is similar to the NDA, except that, among other things, there are country-specific documentation requirements. For countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, and recently the United Kingdom, the requirements governing the conduct of clinical trials, product approval, pricing, and reimbursement vary from country to country. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in other countries. Moreover, some nations may not accept clinical studies performed for U.S. approval to support approval in their countries or require that additional studies be performed on natives of their countries. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. Resulting prices could be insufficient to generate an acceptable return to us or any future partner of ours. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
HUMAN CAPITAL
As of February 15, 2023, we had 84 employees, the majority of which were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. In addition to our employees, we engage various consultants to support key areas of our business, including support of our research and development, manufacturing, and commercialization activities.
Talent Management
Our human capital is critical to the success of our mission to deliver new options for people facing serious disease and conditions. We consider the performance, skills, and intellectual capital of our employees to be an essential driver of this mission and a key to our future prospects. As such, we emphasize a number of measures and objectives in attracting, retaining, and developing our human capital, including, among others, employee safety, wellness, engagement, development, diversity and inclusion, and compensation and pay equity. In our employee recruitment process, we adhere to equal employment opportunity policies. We are committed to include diverse candidates in any pool of candidates from which employees are chosen. Additionally, we recognize that our employees perform best when they know how their work contributes to our overall strategy. To achieve this, we emphasize open and direct communication through the use of a variety of channels, including company-wide business updates and written communications from the leadership team.
Compensation and Benefits
Our compensation programs are designed to align our employees' interests with our achievement of our primary business goals. The salaries, bonuses, and opportunities for equity ownership provided to our employees are competitive within our industry and we engage outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry. The benefit options we provide are comprehensive and allow our employees and their families to live healthier and more secure lives. All full-time employees are eligible for medical, dental, and vision insurance, paid time off, a 401(k) plan, and group life and disability coverage.

Employee Development and Leadership
The development of our employees is critical to our success. We believe that continued learning and development is an essential part to retaining our employees and creating a culture of learning and leadership. We encourage employees to participate and to take advantage of a variety of learning and development resources, including online skills courses, professional development events, and internal and external training programs based on individual needs.
Diversity and Inclusion
Each employee brings diverse perspectives, backgrounds, and thinking styles, and, by embracing and celebrating these differences, we strengthen our culture and further our mission. We are committed to preserving and further cultivating our diverse and inclusive workforce, including with respect to our leadership team and our Board of Directors ("Board"), to ensure an environment where employees feel empowered to achieve their fullest potential. Our current Board composition represents a deliberate mix of members who have a deep understanding of our business, as well as members who have different skill sets and points of view. In addition, we are in compliance with the listing requirements of The Nasdaq Stock Market LLC ("Nasdaq") which requires a public company to have two diverse directors serve on the board, including at least one diverse director who self-identifies as female and at least one diverse director who self-identifies as an underrepresented minority or LGBTQ+.
We have an active Diversity, Equity, and Inclusion ("DEI") Committee comprised of a diverse group of employees responsible for designing and implementing specific initiatives to promote greater diversity, equity, inclusion, and belonging. We are proud of the fact that our team includes 55% of employees in ethnic and racial minority groups and also that 45% of our employees are women, both as self-disclosed. We continue to focus on expanding our commitment to diversity and inclusion across our entire workforce, including working with managers to develop strategies for building diverse teams and promoting the advancement of employees from diverse backgrounds.
Values
We are guided by a commitment to accountability, respect, collaboration, and inclusivity. These principles drive the values of our employees and agents that enable us to propel the future of medical science. These values include:
•Act with urgency — The determination and speed necessary for people seeking new options where none now exist.
•Demonstrate ingenuity — The willingness and ability to explore the unknown, turn over every stone, and forge a new path.
•Show resolve — The drive to find solutions in the face of difficulty and adversity, and the grit to keep going, no matter what.
•Be bold — The confidence to challenge conventions and take risks, in the face of both failure and success, and move science in a new direction.
AVAILABLE INFORMATION
We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The SEC maintains an internet website, www.sec.gov, that contains reports, proxy, and information statements, and other information regarding issuers, including us, that file electronically with the SEC. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K and amendments to those reports, can be viewed and downloaded free of charge at our website, www.ocugen.com, as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. Our website and the information contained on, or that can be accessed through, our website shall not be deemed to be incorporated by reference in, and is not considered part of this Annual Report on Form 10-K.

Item 1A.    Risk Factors.
Risk Factors Summary
Investing in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks and uncertainties described in this section of this Annual Report on Form 10-K. These risks and uncertainties include, but are not limited to, the following:
•We have incurred significant losses and negative cash flows from operations since our inception. We may incur losses over the next several years and may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern absent obtaining significant additional funding.
•We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
•We will need additional capital in order to enable us to successfully develop our product candidates, and such funding may not be available on acceptable terms, or at all. Raising additional capital may cause dilution to stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•We are substantially dependent on the success of our product candidates. We cannot guarantee that our product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.
•Our product candidates generated from our modifier gene therapy platform are based on a novel technology and face an uncertain regulatory environment, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
•COVAXIN has been evaluated by Bharat Biotech in a Phase 3 clinical trial in India in adults, who were healthy or had stable chronic medical conditions ages 18 and older, and approved for EUL by the WHO. We have conducted a Phase 2/3 immuno-bridging and broadening clinical trial and will need to conduct a safety clinical trial to support a BLA submission for COVAXIN for adult use in the United States. We may be unable to successfully produce and commercialize a vaccine that effectively and safely treats the virus in a timely manner, if at all, and ultimately may be unable to obtain regulatory approval for adult use in the United States.
•We have obtained the rights to develop, manufacture, and commercialize COVAXIN in Canada and Mexico. We have no experience in obtaining marketing approvals for, or commercializing products in Canada or Mexico. Our results of operations may be negatively impacted if we are unable to successfully commercialize COVAXIN in Canada or Mexico.
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
•We have no prior experience in the marketing, sale, and distribution of biotechnology products and there can be no assurance that our product candidates, if approved, will be successfully commercialized.
•We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations. Our operating results will suffer if we fail to compete effectively.
•If third-party payors do not reimburse patients for our products candidates, if approved, or if reimbursement levels are set too low for us to sell our product candidates at a profit, our ability to successfully commercialize our product candidates, if approved, and our results of operations will be harmed.
•We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials we may initiate, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
•If we encounter difficulties in negotiating commercial manufacturing and supply agreements with third-party manufacturers and suppliers of our product candidates or any product components, our ability to commercialize our product candidates, if approved, would be impaired.
•If the manufacturers upon whom we rely fail to produce our product candidates or product components pursuant to the terms of contractual arrangements with us or fail to comply with stringent regulations applicable to biotechnology manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates, if approved, and may lose potential revenues.
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
•The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.
•Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.
•If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

Risks Related to Our Financial Position and Capital Requirements
We have incurred significant losses and negative cash flows from operations since our inception. We may incur losses over the next several years and may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern absent obtaining significant additional funding.
Since inception, we have incurred significant net losses and may continue to incur net losses in the future. Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months from the date of the consolidated financial statements included in this Annual Report on Form 10-K are issued. As a result, our independent public accounting firm included an explanatory paragraph regarding the same in its report on this Annual Report on Form 10-K. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of our common stock and we may have a more difficult time obtaining financing in the future as a result.
We have not generated significant revenue to date and have funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. We incurred net losses of approximately $81.4 million and $58.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $213.0 million and a cash, cash equivalents, and investments balance of $90.9 million. This amount will not meet our capital requirements over the next 12 months. We estimate that our cash, cash equivalents, and investments will enable us to fund our operations into the first quarter of 2024. Based on this estimate, we will need to raise significant additional capital in order to fund our future operations. We have based this estimate on assumptions that may prove to be wrong, and our operating and capital requirements may change as a result of many factors currently unknown to us.
There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, is not available in sufficient amounts, or we do not have sufficient authorized shares, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition, and results of operations will be materially adversely affected. In addition, economic circumstances outside of our control such as a recession or depression and inflation may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. Further, the perception that we may not be able to continue as a going concern may cause others to choose not to do business with us due to concerns about our ability to meet our contractual obligations.
To date, we have not generated any revenues from the sale of products, and absent the realization of sufficient revenues from product sales, if any, of our current or future product candidates, we may never attain profitability in the future. To date, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical studies. We may continue to incur losses from operations in the next several years as we increase our expenditures in research and development in connection with our ongoing and planned clinical trials and other development and pre-commercialization activities. Even if we obtain a regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received such approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors, and adequate market share for our products in those markets.
We anticipate that our expenses will increase in fiscal year 2023 as compared to fiscal year 2022 as we continue to conduct preclinical and clinical activities with respect to our product candidates, including the continuation and planned initiation of several clinical trials for our product candidates, as well as increased headcount, including management personnel to support our research and development, clinical, and business activities, expanded infrastructure, and increased insurance premiums, among other factors.
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

•establish sales, marketing, and distribution capabilities for our product candidates for which we obtain a regulatory approval;
•scale up our manufacturing processes and capabilities to support our clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain a regulatory approval;
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
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue that is sufficient to achieve profitability unless and until we obtain marketing approval for and commercialize one of our product candidates. Our product candidates are in various stages of preclinical and clinical development or pre-commercialization, and it is unknown whether our near-term efforts to obtain regulatory approval or commercial sales may be successful or whether additional preclinical, clinical, or manufacturing data may be needed before we obtain regulatory approval for any candidate. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become profitable or inability to remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, continue or undertake commercialization efforts, diversify our product offerings, or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
We have no history of commercializing pharmaceutical products, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are a biotechnology company and investment in biotechnological product development is a highly speculative endeavor. Biotechnology product development entails substantial upfront capital expenditures and there is significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, to gain any required regulatory approvals or to become commercially viable. To date, our operations have been limited to organizing and staffing our company, acquiring rights to intellectual property, business planning, raising capital, and developing our product candidates. We have not yet demonstrated an ability to obtain marketing approvals (only EUA), manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in a rapidly developing and changing industry, such as the biotechnological industry, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of our products, if approved, managing a complex regulatory landscape, and developing new product candidates. Our current operating model may require changes in order for us to scale our operations efficiently. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. You should consider our business and prospects in light of the risks and difficulties we face as a company focused on developing products in the fields of biopharmaceuticals and biotechnology.
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
We expect to devote substantial financial resources to our ongoing and planned product development activities, particularly as we continue the development of and seek EUA or marketing approval for our product candidates and any potential future product candidates, as applicable. As of December 31, 2022, we had cash, cash equivalents, and investments of approximately $90.9 million. This amount will not meet our capital requirements over the next 12 months. We estimate that our cash, cash equivalents, and investments will enable us to fund our operations into the first quarter of 2024. Based on this estimate, we will need to raise significant additional capital in order to fund our future operations. We have based this estimate on assumptions that may prove to be wrong, and our operating and capital requirements may change as a result of many factors currently unknown to us.
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
•the costs of expanding infrastructure to support our development, commercialization, and business efforts, including the costs related to the development of a laboratory and manufacturing facility;
•the costs involved in recruiting and retaining skilled personnel;
•the extent to which we in-license or acquire other products, product candidates, or technologies;
•the extent to which we out-license our product candidates; and
•the impact of geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or other acts of war.
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
We will need additional capital in order to enable us to successfully develop our product candidates, and such funding may not be available on acceptable terms, or at all. Raising additional capital may cause dilution to stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
We will need additional capital in order to enable us to successfully develop and obtain authorization or approval for our product candidates. Such funding may not be available on acceptable terms, or at all. We expect to raise additional capital through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, or funding from other third parties. For example, we anticipate that the continued development of our vaccine candidates will require government funding to support the regulatory pathway of such candidates, including the safety clinical trial that will be used, together with data from our Phase 2/3 immuno-bridging and broadening clinical trial, to support a BLA submission for COVAXIN, subject to discussions with the FDA. We also intend to work closely with government agencies to obtain funding for the development of our novel inhaled mucosal vaccine platform. In January 2023, the Biden Administration announced that it intends to extend the United States' COVID-19 national emergency and public health emergency declarations until May 11, 2023, at which time such emergency declarations will come to an end. It is currently unclear what effect, if any, the planned cessation of the emergency declarations will have on our ability to obtain government funding to advance the development of our vaccine product candidates.
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

Our management will have broad discretion in the use of the net proceeds from our capital raises, including our February 2022 public offering and our ongoing at-the-market offering program, and may not use them effectively.
Our management will have broad discretion in the application of the net proceeds from our capital raises (our “Capital Raises”), including our February 2022 public offering and our ongoing at-the-market offering program, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. We have and may continue to invest the net proceeds from our Capital Raises in investment-grade, interest-bearing instruments and U.S. government agency securities and treasuries. These investments are not likely to yield a significant return.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.
As of December 31, 2022, we had $2.0 million of outstanding principal borrowings under a Loan Agreement (the "EB-5 Loan Agreement") with EB5 Life Sciences, L.P. ("EB-5 Life Sciences"), which we are required to repay on the seventh anniversary of the date of the last disbursement under the EB-5 Loan Agreement (unless terminated earlier pursuant to the terms of the EB-5 Loan Agreement). Our obligations under the EB-5 Loan Agreement are secured by substantially all of our assets other than our intellectual property. We could in the future incur additional indebtedness beyond our borrowings under the EB-5 Loan Agreement.
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
Our ability to utilize our tax net operating losses is uncertain.
We have incurred significant net operating losses since our inception. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $200.5 million. Our ability to utilize these net operating losses to offset future tax liabilities depends on the successful development of our product candidates and future financial performance.
Additionally, our net operating losses may be subject to Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). Generally, if an ownership change occurs within three years of the closing date of an entity's most recent change in control transaction, any existing net operating losses and certain built-in losses would be subject to an additional limitation, pursuant to Section 382. Change in control as defined by Section 382 occurs when there is an ownership change among stockholders owning directly or indirectly 5% or more of our common stock, as well as an aggregate ownership change with respect to such stockholders of more than 50% of our common stock. We have not yet conducted a comprehensive study to assess whether a change of ownership as defined by Section 382 has occurred since our inception. If it is determined that we are unable to use our net operating losses to reduce future tax liabilities, our financial condition, results of operations, and cash flows may be adversely affected.
We may be subject to future changes in tax legislation or exposure to additional tax liabilities that may adversely affect our financial condition, results of operations, and cash flows.
We are subject to taxes in the United States as well as the foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws, and other non-tax legislation, we may experience significant impacts as a result of prospective changes. Our future effective tax rates may be affected by changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions, as well as changes in tax law and other non-tax laws, or their interpretation.
Our tax returns and other tax matters are subject to examination by applicable tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from examination, in order to determine any resulting impact to our provision for income taxes or deferred tax balances. There can be no assurance as to the outcome of these examinations. As such, if we were to sustain an adjustment as a result of a tax examination in excess of amounts previously accrued, our financial condition could be adversely affected.

Risks Related to Our Business and the Development of Our Product Candidates
We are substantially dependent on the success of our product candidates. We cannot guarantee that our product candidates will successfully complete development, receive regulatory approval, or be successfully commercialized.
We have invested a significant portion of our efforts and financial resources in the development of our product candidates. We currently have no products authorized or approved for which we have successfully commercially distributed, and we have not generated revenues from sales of any products. Our business and our ability to generate revenues in the near term depends entirely on the successful development, approval, and commercialization of our product candidates, which may never occur. If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions, or decisions related to our product candidates do not meet our or others' expectations, the market price of our common stock could decline significantly.
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
Our product candidates are in various stages of development ranging from preclinical development to pre-commercialization.
The success of our product candidates and our ability to generate revenues from our product candidates, if approved, will depend on many factors including our ability to:
•complete and obtain favorable results from our clinical trials and preclinical studies with respect to our product candidates;
•apply for and receive marketing approval from the applicable regulatory authorities;
•receive regulatory approval for claims that are necessary or desirable for successful marketing;
•receive approval for our manufacturing processes and facilities from the applicable regulatory authorities;
•recruit and enroll qualified patients for clinical trials with respect to our product candidates in a timely manner;
•expand and maintain a workforce of experienced scientists and others with experience in relevant technologies to continue to develop our product candidates;
•hire, train, and deploy marketing and sales representatives or contract with a third-party for marketing and sales representatives to commercialize product candidates in the United States and key foreign markets;
•launch and create market demand for our product candidates, if approved, through marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;

•achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
•effectively compete with other therapies and establish a market share;
•maintain a continued acceptable safety and efficacy profile of our product candidates, if approved, following commercial launch;
•achieve appropriate reimbursement, pricing, and payment coverage for our product candidates, if approved;
•manufacture product candidates in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•establish and maintain agreements with wholesalers, distributors, and group purchasing organizations on commercially reasonable terms;
•pursue partnerships with, or offer licenses to, qualified third parties to promote and sell product candidates, if approved, in domestic and key foreign markets where we receive marketing approval;
•develop our product candidates for additional indications or for use in broader patient populations;
•maintain patent and trade secret protection and regulatory exclusivity for our product candidates; and
•qualify for, identify, register, maintain, enforce, and defend intellectual property rights and claims covering our products and intellectual property portfolio; and not infringe on others’ intellectual property rights.
To the extent we are not able to do any of the foregoing, our business may be materially harmed. If we do not receive FDA or other applicable foreign regulatory approval for, and successfully commercialize our product candidates, we will not be able to generate revenue from these product candidates in the United States or other key foreign markets for the foreseeable future or at all.
Our product candidates generated from our modifier gene therapy platform are based on a novel technology and face an uncertain regulatory environment, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
A substantial portion of our product research and development efforts is centered around our modifier gene therapy platform. The regulatory approval and successful commercialization of OCU400, OCU410, and OCU410ST depend on the successful development of this platform. There can be no assurance that any development problems we experience in the future related to our modifier gene therapy platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. The clinical trial requirements of the FDA, the EMA, and other regulatory agencies, and the criteria used by these regulators to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as these can be more expensive and take longer than for other, better known, or extensively studied pharmaceuticals or other product types.
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant deoxyribonucleic acid ("DNA") research from the NIH are also subject to review by the NIH Novel and Exceptional Technology and Research Advisory Committee ("NExTRAC"), formerly the Recombinant DNA Advisory Committee, which now focuses on emerging areas of research including, but not restricted to, technologies surrounding advances in recombinant or synthetic nucleic acid research. Although the FDA decides whether individual gene therapy protocols may proceed, it is possible the NExTRAC review process, which is still being implemented, could delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Before a clinical trial can begin at a study site, the institution’s IRB and its IBC have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.
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
Existing data on the safety and efficacy of gene therapy is very limited and sometimes include historically poor clinical efficacy of previous non-replicating gene therapy products. In addition, there have been publicized safety issues associated with previous gene therapy products in third-party clinical trials, including patient deaths. The results of preclinical and clinical trials performed for our product candidates will not definitively predict safety or efficacy in humans. OCU400, OCU410, and OCU410ST use an AAV vector. Possible serious side effects of other viral vector-based gene therapies in general include uncontrolled viral infections and the development of cancer, particularly lymphoma or leukemia. The risk of insertional mutagenesis or oncogenesis remains a significant concern for gene therapy, and we cannot provide any assurance that it will not occur in any of our ongoing or planned clinical trials with respect to our product candidates based on our modifier gene therapy platform. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. Potential procedure-related adverse reactions, including inflammation, can also occur. If any such adverse events occur during clinical trials, further advancement of such clinical trials could be halted or delayed, which would have a material adverse effect on our business and operations.
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
COVAXIN has been evaluated by Bharat Biotech in a Phase 3 clinical trial in India in adults, who were healthy or had stable chronic medical conditions ages 18 and older, and approved for EUL by the WHO. We have conducted a Phase 2/3 immuno-bridging and broadening clinical trial and will need to conduct a safety clinical trial to support a BLA submission for COVAXIN for adult use in the United States. We may be unable to successfully produce and commercialize a vaccine that effectively and safely treats the virus in a timely manner, if at all, and ultimately may be unable to obtain regulatory approval for adult use in the United States.
We cannot predict the speed at which we will be able to obtain regulatory marketing approval for adult use for COVAXIN in the United States, if at all. In February 2021, we entered into the Covaxin Agreement with Bharat Biotech, pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech’s intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN, a whole-virion inactivated COVID-19 vaccine candidate, in the United States, its territories and possessions. Our development efforts with respect to the U.S. market are still ongoing and remain uncertain. We completed our Phase 2/3 immuno-bridging and broadening clinical trial for COVAXIN in the United States for adults ages 18 years and older to support a BLA submission and in January 2023, we announced top-line results from our Phase 2/3 immuno-bridging and broadening clinical trial in the United States evaluating COVAXIN for adults ages 18 years and older. The clinical trial was designed to evaluate whether the immune response observed in participants in Bharat Biotech's completed Phase 3 clinical trial in India is similar to a demographically representative, adult population in the United States. The clinical trial enrolled 419 adult participants that were randomized to receive either two doses of COVAXIN or a placebo, 28 days apart. Immune responses were adjusted for differences between the U.S. and Indian cohorts in baseline neutralizing antibody, body mass index, gender, and age. Both co-primary immunogenicity endpoints were met, with the 95% CI for the propensity score-adjusted geometric mean titer ratio being well above the non-inferiority limit of 0.667. The 95% CI for the propensity score-adjusted difference in seroconversion rates were well above the non-inferiority limit of (10)%. There were no deaths, related potential immune mediated medical conditions, or related adverse events of special interest. Additionally, there were no cases of myocarditis, pericarditis, thrombotic events, or Guillain-Barré syndrome. There were no cases of adverse events and SAEs related to the vaccination. 30 medically attended adverse events in 18 subjects and two SAEs in one subject were reported, all of which were considered unrelated to the vaccination. Data from the Phase 2/3 immuno-bridging and broadening clinical trial and a safety clinical trial, subject to discussions with the FDA, will be utilized to support a BLA submission.
We plan to initiate the adult safety clinical trial, subject to discussions with the FDA, and intend to work with government agencies in the United States to obtain funding to do so. There can be no assurances that the results of any clinical trials we may conduct will resemble the results obtained by Bharat Biotech in their clinical trials in India. Any results from further clinical testing by Bharat Biotech or by us may raise new questions and require us to redesign clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s analysis of any clinical data may differ from our interpretation and the FDA may require that we conduct additional analysis or trials. Further, ongoing clinical testing by Bharat Biotech and administration of COVAXIN in authorized or approved jurisdictions may demonstrate that the vaccine candidate is less effective than currently believed, including against new or emerging variants, or has an unacceptable safety profile, which would have a negative impact on our development efforts in the United States.
The clinical trials to be used as the basis for a BLA submission must meet certain criteria related to trial participant demographics and manufacturing standards. BLA approval is a lengthy development process. Moreover, evolving or changing plans or priorities at the FDA, including changes based on new knowledge of COVID-19, the effectiveness of other available vaccines for COVID-19, the extent to which the U.S. population has been vaccinated or obtained natural immunity, emerging variants of SARS-CoV-2, and how the new variants of the disease affect the human body, may significantly affect the regulatory development and timeline for COVAXIN in the United States.
We have obtained the rights to develop, manufacture, and commercialize COVAXIN in Canada and Mexico. We have no experience in obtaining marketing approvals for, or commercializing products in Canada or Mexico. Our results of operations may be negatively impacted if we are unable to successfully commercialize COVAXIN in Canada or Mexico.
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
In April 2022, we entered into a second amendment to the Covaxin Agreement that provided us with the rights to develop, manufacture, and commercialize COVAXIN in Mexico. COFEPRIS previously authorized emergency use for COVAXIN for adults ages 18 years and older, which remains active. We are also in discussions with CONACYT in Mexico regarding our submission for EUA for COVAXIN for pediatric use in ages five to 18 years.
The clinical trials of COVAXIN conducted by Bharat Biotech in India and our Phase 2/3 immuno-bridging and broadening clinical trial conducted in the United States may not be sufficient to support an application for marketing approval in Canada or Mexico. Accordingly, seeking regulatory approval in these jurisdictions could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. We do not have regulatory approvals for product candidates in any jurisdiction and we do not have experience in obtaining regulatory approval in Canada or Mexico. We, or any collaborators, may not obtain approval for COVAXIN from the regulatory agencies in these jurisdictions on a timely basis, if at all. Even if we obtain approval from the FDA for COVAXIN, approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, including in Canada or Mexico, or vice versa. Ultimately, we may not receive the necessary approval to commercialize COVAXIN in Canada or Mexico. Although, COFEPRIS authorized emergency use for COVAXIN for adults ages 18 years and older, such EUA may be revoked at any time and is not a replacement for regulatory approval. We have not sold or administered any doses of COVAXIN under such EUA to date.
Newly emerging SARS-CoV-2 variants could reduce the immunogenicity and effectiveness of COVAXIN as a potential COVID-19 vaccine.
Multiple variants of the virus that causes COVID-19 have been documented in the United States and globally over the course of the pandemic. New and emerging SARS-CoV-2 variants could be less affected by the immune responses generated by COVAXIN in the vaccine recipients and therefore could reduce the overall efficacy of our intramuscular vaccine candidate in controlling COVID-19.
The ongoing COVID-19 pandemic and actions taken in response to it may result in disruptions to our business operations, which would have a materially adverse effect on our business, financial position, operating results, and cash flows.
In December 2019, the strain of coronavirus, SARS-CoV-2, causing the disease known as COVID-19, was reported to have surfaced in Wuhan, China. In March 2020, the WHO declared the COVID-19 outbreak a global pandemic. Since being discovered, new variants of SARS-CoV-2 have emerged. If COVID-19 continues to spread in the United States and elsewhere, it may impact our business and development activities, including, but not limited to, delay of enrollment and ultimate completion of current clinical trials and delay of enrollment in any clinical trials that we have planned or otherwise may initiate in the future, strain on our suppliers and other third parties, possibly resulting in supply disruptions of our product candidates for preclinical development and clinical trials, and the ability to raise capital when needed on acceptable terms, if at all. The COVID-19 pandemic continues to impact the global supply chain, causing disruptions to service providers, logistics, and the flow and availability of supplies and products. Disruptions in our operations or supply chain, whether as a result of government intervention, restricted travel, quarantine requirements, or otherwise, could negatively impact our ability to proceed with our clinical trials, preclinical development, and other activities and delay our ability to receive product approval and generate revenue. In addition, the continued spread of COVID-19 may lead to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets. It is possible that the continued spread of COVID-19 could cause an economic slowdown or recession or cause other unpredictable events, each of which could adversely affect our business, results of operations, or financial condition.
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
Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy for that indication. We may be unable to design and execute a clinical trial to support marketing approval. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by the regulatory authorities. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. The FDA or other similar regulatory authorities may determine that our product candidates are not effective or only moderately effective (e.g., studies may not produce the necessary result on all study endpoints), that our studies failed to reach the necessary level of statistical significance, or that our product candidates have undesirable or unintended side effects, toxicities, or other characteristics that preclude us from obtaining marketing approval or prevent or limit commercial use.
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
•the FDA or comparable foreign regulatory authorities may take longer than we anticipate to make a decision on our product candidates; and
•we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development.
Significant delays relating to any preclinical or clinical trials also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring products to market before we do. This may prevent us from receiving marketing approvals and impair our ability to successfully commercialize our product candidates, if approved, and may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays in clinical trials may ultimately lead to the denial of marketing approval of any of our product candidates. If any of this occurs, our business, financial condition, results of operations, and prospects will be materially harmed.
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
As an organization, we have limited experience in the development, manufacturing, distribution, or commercialization of a vaccine candidate.
We have limited experience in the development of vaccine candidates and have never undertaken the manufacturing, distribution, or commercialization of a vaccine candidate, and we may be unable to obtain regulatory authorization or approval. Additionally, development of an effective vaccine candidate depends on the success of our and our partner’s manufacturing capabilities. We have not previously ramped our organization for a commercial launch of any product and doing so in a pandemic environment with an urgent, critical global need creates additional challenges such as clinical trials, licensing, distribution channels, intellectual property disputes or challenges, and the need to establish teams of people with the relevant skills. We may also face challenges with sourcing a sufficient amount of raw materials to support the demand for a vaccine, including any potential import issues and the ability of our collaboration partner, Bharat Biotech, to successfully respond to the deficiencies identified in an inspection conducted by the WHO. We may be unable to effectively create a supply chain for our vaccines that will adequately support demand. Furthermore, there are no assurances that any vaccine candidate would be authorized or approved at all or for inclusion in government stockpile programs or transition to the private market, which may be material to the commercial success of a vaccine product candidate. There can also be no assurance that we will be able to obtain the required funding from government agencies to continue the development of our vaccine candidates.
The development and manufacture of biologics is a complex process and entails particular risks.
OCU200 is our novel biologic designed to treat retinal diseases. The process of developing and manufacturing biologics is complex, highly regulated, and subject to multiple risks, and we have no experience in successfully developing, manufacturing, or commercializing a biologics product. The manufacturing of biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions, and higher costs.
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
OCU400 has received ODDs from the FDA and OMPD from the EC. However, there is no guarantee that we will be able to maintain these designations, receive this designation for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.

We have obtained from the FDA Office of Orphan Products, ODDs for OCU400 for NR2E3-related RP and LCA and had previously received ODDs for the treatment of the following disease genotypes: NR2E3, RHO, CEP290, and PDE6ß mutation-associated inherited retinal degenerations. OCU400 has additionally received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. We may also seek ODD or OMPD for our other product candidates, as appropriate. While these ODDs and OMPDs provide us with certain advantages, they neither shorten the development time or regulatory review time of a product candidate nor give the product candidate any advantage in the regulatory review or approval process.
Generally, if a product candidate with ODD or OMPD subsequently receives marketing approval before another product considered by the FDA or EMA to be the same, for the same orphan indication, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug or biologic for the same indication for a specified time period. The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for OMPD or if the product is sufficiently profitable so that market exclusivity is no longer justified.
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
Even if we obtain orphan exclusivity for any of our current or future product candidates, that exclusivity may not effectively protect the product candidate, if approved, from competition as different products can be approved for the same condition or products that are the same as ours can be approved for different conditions. Even after an orphan product is approved, the FDA or EMA can also subsequently approve a product containing the same principal molecular features for the same condition if the regulatory authority concludes that the latter product is clinically superior by means of greater effectiveness, greater safety, or providing a major contribution to patient care.
If another sponsor receives approval for such product before we do, we would be prevented from launching our product for the orphan indication during the period of marketing exclusivity unless we can demonstrate clinical superiority.
We have or may pursue fast track, breakthrough therapy, or RMAT designations from the FDA for one or more of our product candidates. Even if one or more of our product candidates receives fast track, breakthrough therapy, or RMAT designations, we may be unable to obtain and maintain the benefits associated with such designations. These designations may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.
In May 2022, the FDA granted RMAT designation to NeoCart for the repair of full-thickness lesions of the knee cartilage in adults. In the future, we may seek additional product designations, such as fast track, breakthrough therapy, or RMAT designation, which are intended to facilitate the development or regulatory review or approval process for product candidates. Receipt of such a designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions, in which case any granted designations may be revoked.
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
Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects that prevented further development of the compound. In addition, adverse events which had initially been considered unrelated to the study treatment may later be found to be caused by the study treatment. Moreover, incorrect or improper use of our product candidates (including use more frequently than is prescribed), if approved, by patients could cause unexpected side effects or adverse events. There can be no assurance that our product candidates, if approved, will be used correctly, and if used incorrectly, such misuse could prevent our receipt or maintenance of marketing approval, resulting in label changes or regulatory authority safety communications or warnings, or hamper commercial adoption of our product candidate, if approved, at the rate we currently expect.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. Our ongoing clinical trials could be discontinued early if they experience slow enrollment, and we may also experience similar difficulties in future clinical trials. If patients are unwilling to participate in our clinical trials because of negative publicity from adverse events related to vaccines, gene therapy, or in the industry more broadly, in the clinical trials for related third party product candidates, or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our product candidates, or termination of the clinical trials altogether.
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
In addition, from time to time, we may publish interim, “top-line,” initial, or preliminary data from our clinical trials. For example, in January 2023 we announced top-line results from our Phase 2/3 immuno-bridging and broadening study for COVAXIN, which we intend to use together with data from a safety clinical trial, subject to discussions with the FDA, to support a BLA submission for COVAXIN. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary, initial, or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, interim, “top-line”, initial, and preliminary data should be viewed with caution until the final data are available. Adverse changes between preliminary, initial, “top-line” or interim data and final data could significantly harm our business prospects.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. We, or any current or eventual collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not guarantee approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not guarantee approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, the failure to obtain approval in one jurisdiction may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.
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
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities, including requirements related to the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising, marketing, and promotional activities for such product. These requirements further include submissions of safety and other post-marketing information, including manufacturing deviations and reports, registration and listing requirements, the payment of annual fees, continued compliance with current GMP requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and GCPs, for any clinical trials that we conduct post-approval.
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

We and any of our collaborators, including our contract manufacturers, could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with current GMP and other FDA regulatory requirements. Application holders must further notify the FDA, and depending on the nature of the change, obtain FDA pre-approval for product and manufacturing changes.
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
The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or impose additional regulatory obligations on us. Changes in medical practice and standard of care may also impact the marketability of our product candidates, if approved.
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
Risks Related to the Commercialization of Our Product Candidates
We have no prior experience in the marketing, sale, and distribution of biotechnology products and there can be no assurance that our product candidates, if approved, will be successfully commercialized.
We have no prior experience in the marketing, sale, and distribution of biotechnology products, and there are significant risks involved in the building and managing of a commercial infrastructure. The establishment and development of commercial capabilities, including compliance plans, to market any products we may develop will be expensive and time consuming and could delay any product launch, and we may not be able to successfully develop this capability. We will have to compete with other pharmaceutical or biotechnology companies to recruit, hire, train, manage, and retain marketing and sales personnel. Factors that may inhibit our efforts to commercialize our product candidates include:
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
•limitations or warnings, including distribution or use restrictions, contained in the products' approved labeling;
•any distribution and use restrictions imposed by the FDA or other foreign regulatory agencies, including those that we may agree to as part of a mandatory REMS or voluntary risk management plan;
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
COVAXIN has received EUA in Mexico in adults ages 18 years and older. If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to conducting marketing and sales activities in international jurisdictions and entering into international business relationships, including:
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
If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may be unable to generate product revenues.
We currently do not have a commercial infrastructure for the marketing, sale, and distribution of biotechnology products. If approved, in order to commercialize our products, we must build our marketing, sales, and distribution capabilities or make arrangements with third parties to perform these services. If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates for which we receive marketing approval.
Subject to regulatory approval of any of our product candidates, we may build a commercial team of specialty sales and marketing representatives in support of our product candidates that we develop in the United States or other foreign countries, if approved, as well as distribution capabilities. There are risks involved with us establishing our own sales, marketing, and distribution capabilities. Recruiting and training a sales force is expensive and time-consuming, particularly to the extent that we seek to commercialize any product, if approved, for an indication, such as dry AMD, that has a large patient population. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations to recruit, hire, train, and retain marketing and sales personnel. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipate. If the commercial launch of our product candidates, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
We may also or alternatively decide to collaborate with a third-party or contract sales organization to commercialize any approved product candidates, in which event, our ability to generate product revenues may be limited. Our product revenues and our profitability, if any, under any third-party collaboration, distribution, or other marketing arrangements are likely to be lower than if we were to market, sell, and distribute the applicable product candidate, if approved, entirely ourselves. We may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates, if approved, or may be unable to do so on terms that are favorable to us. In addition, we would have less control over the sales efforts of any other third parties involved in our commercialization efforts and any of them may fail to devote the necessary resources and attention to sell and market our product candidates, if approved, effectively. We could also be held liable if such third parties failed to comply with applicable legal or regulatory requirements.
In the event we are unable to develop a team of marketing and sales representatives or to establish an effective third-party contractual relationship for such services, we may not be able to commercialize our product candidates, if approved, which would limit our ability to generate product revenues. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our product candidates, if approved.
We face significant competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations. Our operating results will suffer if we fail to compete effectively.
The biotechnology industry is characterized by rapidly advancing technologies as well as a strong emphasis on intellectual property leading to a highly competitive environment for the development and commercialization of therapeutic products, regenerative medicines, and vaccines. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future. We face competition from many different sources, including from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
The development and commercialization of gene therapies is highly competitive. We are aware of several companies focusing on gene therapies for various ophthalmic indications including Applied Genetic Technologies Corporation, as acquired by Syncona Limited, Astellas Pharma Inc., MeiraGTx Holdings plc in partnership with Janssen Pharmaceuticals, Inc., Nanoscope Therapeutics Inc., REGENXBIO Inc., Novartis AG, F. Hoffmann-La Roche AG ("Roche AG"), Kiora Pharmaceuticals, Inc., Genentech, Inc. in partnership with Lineage Cell Therapeutics, Inc., and Luxturna, the product developed by Spark Therapeutics, Inc. and marketed by Roche AG, is currently the only gene therapy approved to treat IRDs in the United States which addresses only mutations in the RPE65 gene. The mutation associated with the RPE65 gene represents just one of more than 125 mutated genes linked to RP and LCA.
The regenerative medicine sector is characterized by innovative science, rapidly advancing technologies, and a strong emphasis on proprietary products. The competitive landscape in the field of articular cartilage repair in the U.S. is emerging and has stimulated a substantial amount of interest from companies developing tissue repair solutions. Companies that may compete with our NeoCart product candidate include Vericel Corporation's MACI, the only FDA-approved ACI product in the United States, and Aesculap Biologics, LLC's NOVOCART 3D, which is currently enrolling subjects in their Phase 3 clinical trial.
We face, and will continue to face, intense competition from companies as well as institutions that are pursuing or have commercialized vaccines that would compete with our vaccine candidates, COVAXIN and our novel inhaled mucosal vaccine platform, if commercialized. The competitive landscape of COVID-19 vaccines has been rapidly developing since the beginning of the COVID-19 pandemic and includes competitors such as Pfizer Inc./BioNTech SE, Moderna, Inc., AstraZeneca PLC, Novavax, Inc., Sinovac Biotech Ltd., Gamaleya Research Institute of Epidemiology and Microbiology, and Center for Genetic Engineering and Biotechnology. Each of the aforementioned vaccines have been authorized or approved in at least one country within the Ocugen COVAXIN Territory or the Mucosal Vaccine Territory and are intramuscular vaccines. CanSinoBIO's Convidecia Air, an intranasal vaccine targeting COVID-19, has been approved in China. Other competitors for our novel inhaled mucosal vaccine platform include CyanVac LLC, Meissa Vaccines, Inc., Codagenix, Inc., Intravacc B.V., McMaster University, and Tetherex Pharmaceuticals Corporation. Companies such as Pfizer Inc./BioNTech SE, Moderna, Inc., CureVac N.V in partnership with GSK plc, Vivaldi Biosciences Inc., and Novavax, Inc. are also in the process of developing a combination vaccine that will protect against COVID-19 and the seasonal flu. Vivaldi Biosciences Inc. is also currently undergoing clinical trials for their intranasal vaccine for the seasonal flu.
The development and commercialization of biologic products is highly competitive as well. Companies that may compete with our OCU200 product candidate include Roche AG, Regeneron Pharmaceuticals, Inc., AsclepiX Therapeutics, Inc., Outlook Therapeutics, Inc., Novartis AG, Oxurion NV, Unity Biotechnology, Inc., Opthea Limited, and 4D Molecular Therapeutics, Inc. Roche AG, Regeneron Pharmaceuticals, Inc., and Novartis AG have marketed anti-VEGF products.
Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop and for which we receive approval. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. They may obtain patent protection or other intellectual property rights that allow them to develop and commercialize their products before us and could limit our ability to develop or commercialize our product candidates.

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
If our product candidates for which we receive approval do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
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
•the clinical indications for which the product candidates are approved and the approved claims that we may make for the products;
•limitations or warnings contained in the product's FDA-approved labeling, including potential limitations or warnings for such product candidates that may be more restrictive than other competitive products;
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
The potential market opportunities for our product candidates are difficult to precisely estimate. Our estimates of the potential market opportunities are predicated on many assumptions, which may include industry knowledge and publications, third-party research reports, and other surveys, some of which we may have commissioned. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys, and studies are reliable, we have not independently verified such data. In addition, while we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain, and the reasonableness of these assumptions has not been assessed by an independent source. If any assumptions prove to be inaccurate, the actual markets for our product candidates could be smaller than our estimates of the potential market opportunities, and as a result, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.
If third-party payors do not reimburse patients for our products candidates, if approved, or if reimbursement levels are set too low for us to sell our product candidates at a profit, our ability to successfully commercialize our product candidates, if approved, and our results of operations will be harmed.
Our ability to successfully commercialize our product candidates, if approved, will depend in part on the extent to which coverage and adequate reimbursement for our product candidates will be available in a timely manner from third-party payors, including governmental healthcare programs such as Medicare and Medicaid, commercial health insurers, and managed care organizations. This is particularly true with respect to OCU200, our novel biologic product candidate, in the case of wet AMD, which is most prevalent in persons over age 55. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor's determination that use of a product is:
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

Increasingly, third-party payors are also requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. These third-party payors could also impose price controls and other conditions that must be met by patients prior to providing coverage for use of our product candidates, if approved. For example, insurers may establish a "step-edit" system that requires a patient to first use a lower price alternative product prior to becoming eligible for reimbursement of a higher price product.

Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. The process for determining whether a payor will provide coverage for a product may be separate from the process of setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and legislation, regulation, or reimbursement policies of third-party payors may adversely affect the demand for and reimbursement available for our product candidates, which in turn, could negatively impact pricing. If patients are not adequately reimbursed for our product candidates, if approved, they may reduce or discontinue purchases of it, which would result in a significant shortfall in achieving revenue expectations and negatively impact our business, prospects, and financial condition. The IRA contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effect of IRA on our business and the biotechnology industry in general is not yet known.
Risks Related to Our Dependence on Third Parties
We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials we may initiate, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with regulatory requirements.
We rely on third parties, study sites, and others to conduct, supervise, and monitor our preclinical and clinical trials for our product candidates. We expect to continue to rely on third parties, such as CDMOs, clinical data management organizations, medical and scientific institutions, and clinical and preclinical investigators to conduct our preclinical studies and clinical trials.
While we have, or expect to have, agreements governing the activities of such third parties, we will have limited influence and control over their actual performance and activities. Third-party service providers are not our employees, and except for remedies available to us under agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies or clinical trials. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical trials are conducted in accordance with GLP and under current GMP conditions, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites, and IRBs.
If these third parties upon which we depend do not successfully carry out their contractual duties, meet expected deadlines, conduct our preclinical studies or any clinical trials in accordance with regulatory requirements or our stated protocols, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements, or for other reasons:
•we, our CDMOs, or other third-party collaborators may be subject to regulatory enforcement or other legal actions;
•the data generated in our preclinical studies or clinical trials may be deemed unreliable and our such studies and clinical trials may need to be repeated, extended, delayed, or terminated;
•we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates; or
•we may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, if approved.
We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or clinical trials will comply with the applicable regulatory requirements. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Our anticipated reliance on third parties for clinical trials will entail additional risks. Our third-party service providers may have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities that could harm our competitive position. In addition, we will be required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds or meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by investigators who may have conflicts of interest. Lastly, we are required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, clinicaltrials.gov, within specified timeframes. Failure to do so can result in enforcement actions and adverse publicity.
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
We will also rely on other third parties to store and distribute our product candidates for preclinical purposes or clinical trials that we conduct. Any performance failure on the part of our distributors could delay development, marketing approval, or commercialization of our product candidates, if approved, producing additional losses and depriving us of potential product revenue.
If we encounter difficulties in negotiating commercial manufacturing and supply agreements with third-party manufacturers and suppliers of our product candidates or any product components, our ability to commercialize our product candidates, if approved, would be impaired.
We have entered into a strategic partnership with CanSinoBIO to manufacture our modifier gene therapy pipeline product candidates. Under this agreement, CanSinoBIO is responsible for the CMC development and manufacture of clinical supplies for OCU400, OCU410 and OCU410ST. The agreement also provides commercialization rights to CanSinoBIO in Greater China. This agreement may be adversely affected if the U.S. government were to impose restrictions related to goods manufactured in or imported from China.
We do not currently have the internal capacity to manufacture COVAXIN, if approved. Accordingly, we are dependent upon third parties for the manufacture of COVAXIN for clinical trials and commercial supply, if approved. Bharat Biotech agreed to provide us with preclinical and clinical data, and to transfer to us certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support its commercial sale in the Ocugen Covaxin Territory, if approved. Until the completion of the technology transfer and until we are capable and primarily responsible for the manufacture and supply of COVAXIN in the Ocugen Covaxin Territory through the third-party manufacturer we have selected, Bharat Biotech has the exclusive right to manufacture COVAXIN and we will be wholly dependent on Bharat Biotech for the manufacture and supply of clinical testing materials required for our development activities and all of our requirements of commercial quantities of COVAXIN, if approved. We and Bharat Biotech have entered into a separate Supply Agreement setting forth the terms of such supply arrangements. Although the Supply Agreement is in effect, there can be no assurance that Bharat Biotech will in fact provide such doses, whether due to shortages in supply, diversion of vaccine resources to other uses deemed more immediate, or other factors, including Bharat Biotech's ability to successfully respond to the deficiencies identified in an inspection conducted by the WHO.
We have selected Jubilant HollisterStier of Spokane, Washington, as our manufacturing partner for COVAXIN, if approved, to prepare for the potential commercial manufacturing of COVAXIN. There can be no assurance that we will be successful in transitioning the manufacture of COVAXIN from Bharat Biotech to Jubilant HollisterStier or any other third-party manufacturer. A technology transfer of a manufacturing process can be time-consuming and expensive and there can be no assurance that such transfer will be successful or that Jubilant HollisterStier will be able to manufacture our drug products successfully, if approved. Certain manufacturing processes for COVAXIN are novel and complex. Due to the nature of this vaccine candidate, we may encounter difficulties in manufacturing, product release, shelf life, testing, storage and supply chain management, or shipping. These difficulties could be due to any number of reasons including, but not limited to, complexities of producing batches at a larger scale, equipment failure, choice, availability, and quality of raw materials, analytical testing technology, and product instability. Insufficient stability or shelf life of COVAXIN could materially delay our ability to continue any potential commercialization activities due to the need to manufacture additional commercial supply of

COVAXIN, if approved. Moreover, notwithstanding our selection of Jubilant HollisterStier as our commercial manufacturing partner, we expect to continue to be dependent on Bharat Biotech as a single-source supplier for the supply of certain raw materials necessary for the manufacture of COVAXIN, including the adjuvant and active pharmaceutical ingredient. If, for any reason, Bharat Biotech is unable to provide an adequate supply of these materials (including Bharat Biotech's ability to successfully respond to the deficiencies identified in an inspection conducted by the WHO), our ability to timely complete the technology transfer to Jubilant HollisterStier and to obtain adequate quantities of commercial supply of COVAXIN, if authorized or approved, could be jeopardized.
Engaging Jubilant HollisterStier as our commercial manufacturing partner may also require additional testing, notification, or approval by the FDA or another comparable foreign regulatory authorities. If Jubilant HollisterStier proceeds to scale up its manufacturing of COVAXIN for commercialization, if approved, we may encounter unexpected issues relating to the manufacturing process or the quality, purity, and stability of the product candidate, and we may be required to refine or alter our manufacturing processes to address these issues, which may not be successful. This could jeopardize our ability to commence COVAXIN sales and generate revenue, if approved.
If our third-party manufacturing partners cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or another comparable foreign regulatory authorities in other jurisdictions, we may not be able to rely on our third-party manufacturing partners' facilities for the manufacture of COVAXIN, if approved. If the FDA or another comparable regulatory authority finds their facilities inadequate for the manufacture of COVAXIN, or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market COVAXIN. If we are unable to obtain and maintain adequate supply of COVAXIN, our development and commercialization efforts would be impaired.
We expect to rely on our qualified suppliers and other third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, serialization, storage, distribution, and other production logistics. We, however, may not succeed in our efforts to establish manufacturing relationships or other alternative arrangements for any of our product candidates, components, and programs, or may be unable to do so on commercially favorable terms. If we are unable to enter into such agreements on commercially favorable terms, our future profit margins would be adversely affected and our ability to commercialize any products that receive marketing approval on a timely and competitive basis would be impaired. As a result, our business, financial condition, and results of operations would be materially adversely affected.
If the manufacturers upon whom we rely fail to produce our product candidates or product components pursuant to the terms of contractual arrangements with us or fail to comply with stringent regulations applicable to biotechnology manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our product candidates, if approved, and may lose potential revenues.
As with the third parties on which we rely or expect to rely for our preclinical activities and clinical trials, we have agreements governing the activities of our manufacturers but have limited influence and control over their actual performance and activities. Our third-party manufacturers are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our manufacturing requirements. If these third-party manufacturers do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, and if there are disagreements between us and such parties, clinical development or marketing approval of our product candidates could be delayed.
The manufacture of biotechnology products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of therapeutics often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, and foreign regulations. If our manufacturers were to encounter any of these difficulties and were unable to perform as agreed, our ability to provide product candidates to patients in our clinical trials and for commercial use, if approved, would be jeopardized.
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
The current GMP requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our product candidates, therapeutic substances, and the active pharmaceutical ingredients necessary to produce our product candidates may be unable to comply with our specifications, current GMP requirements, and with other FDA, state, and foreign regulatory requirements. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of a product candidate that may not be detectable in final product testing. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. Any such deviations may also require remedial measures that may be costly and/or time-consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any resulting delays in obtaining products, if approved, or product candidates that comply with the applicable regulatory requirements may result in delays to clinical trials, product approvals, and commercialization. It may also require that we conduct additional studies.
While we are ultimately responsible for the manufacture of our product candidates, other than through our contractual arrangements, we have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with the applicable regulatory requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, including imprisonment, suspension or restrictions of production, injunctions, delays, withdrawal or denial of product approval or supplements to approved products, clinical holds or termination of clinical studies, warning or untitled letters, Form 483s, regulatory authority communications warning the public about safety issues with the product, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the civil FCA, corporate integrity agreements, or consent decrees. Depending on the severity of any potential regulatory action, our clinical or commercial supply could be interrupted or limited, which could have a material adverse effect on our business.
Any problems or delays we experience in preparing for commercial-scale manufacturing of a product candidate or component, including manufacturing validation, may result in a delay in FDA approval or commercial launch, if approved, of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of commercialization of our product candidates and could adversely affect our business. The risks associated with any problems or delays may be greater should the U.S. government impose restrictions relating to goods manufactured in or imported from China.
We or our third-party manufacturers may also encounter shortages in the materials necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are approved, in sufficient quantities for commercialization.
We or our third-party manufacturers may also encounter shortages in the raw materials, therapeutic substances, or active pharmaceutical ingredients necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are approved, in sufficient quantities for commercialization or to meet an increase in demand. Such shortages may occur for a variety of reasons, including capacity constraints, delays or disruptions in the market, and shortages caused by the purchase of such materials by our competitors or others. We or our third-party manufacturers' failure to obtain the raw materials, therapeutic substances, or active pharmaceutical ingredients necessary to manufacture sufficient quantities of our product candidates may cause the manufacturers to fail to deliver the required commercial quantities of our product candidates on a timely basis and at commercially reasonable prices. If such failure occurs, we would likely be unable to meet the demand for our products, if approved, and we would lose potential revenues.
The number of available, qualified third-party manufactures is limited, and if we are compelled to locate an alternative manufacturing partner, our product development activities and commercialization could be delayed and additional expense would be incurred.
There are a limited number of manufacturers that operate under current GMP regulations, that are both capable of manufacturing for us and willing to do so, and therefore our product candidates may compete with other products and product candidates for access to manufacturing facilities. Moreover, because our product candidates must be manufactured under sterile conditions, the number of manufacturers who can meet this requirement are even more limited. If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product, if approved, or component for commercial sale or for any clinical trials we expect to initiate in the future should cease to continue to do so for any reason

(including the termination of our agreements with such manufacturers, which can occur for a variety of reasons, or the bankruptcy of such manufacturers), it would be difficult to obtain a suitable alternative manufacturer. We would likely experience delays in obtaining sufficient quantities of our product candidates for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable and because the expenses relating to the transfer of necessary technology and processes could be significant.
If the FDA or a comparable foreign regulatory authority inspects the facilities for the manufacture of our product candidates and finds that they are not in compliance with current GMP regulations now or in the future, we may need to find alternative manufacturing facilities. Any new manufacturers would need to either obtain or develop the necessary manufacturing know-how, and obtain the necessary equipment and materials, which may take substantial time and investment. We must also receive FDA approval for the use of any new manufacturers for commercial supply. Any such developments would significantly impact our ability to develop, obtain, and maintain regulatory authorization or approval for or market our product candidates, if approved.
The number of available third-party facilities may also be further limited by natural disasters, such as pandemics, including the ongoing COVID-19 pandemic, floods, fire, or such facilities could face manufacturing issues, such as contamination or regulatory findings following a regulatory inspection of such facility. In such instances, an appropriate replacement third-party relationship may not be readily available to us or on acceptable terms, which would cause additional delays and increased expense and may have a material adverse effect on our business.
We may seek to collaborate with third parties for the development or commercialization of our product candidates. We may not be successful in establishing or maintaining collaborative relationships, any of which could adversely affect our ability to develop and commercialize our product candidates.
We are in an agreement with CanSinoBIO for the development and commercialization of our modifier gene therapy platform and with Bharat Biotech for the development and commercialization of COVAXIN in the North American market. In the future, we may seek to enter into additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of other product candidates. We may utilize a variety of types of collaboration, distribution, and other marketing arrangements with third parties to develop and commercialize our product candidates, both inside and outside the United States. In particular, we may enter into arrangements with third parties to perform certain services in the United States or other countries if we do not establish our own sales, marketing, and distribution capabilities in the such countries, or if we determine that such third-party arrangements are otherwise beneficial. We may also consider potential collaborative partnership opportunities for sales, marketing, distribution, development, or licensing or broader collaboration arrangements, including with mid-size and large pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies.
The success of our current and future collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to collaboration arrangements. Accordingly, with respect to any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend in part on our collaborator's abilities and efforts to successfully perform the functions assigned to them in these arrangements.
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
For some of our product candidates, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators and whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, if approved, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. Should we desire to pursue a collaboration agreement but are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay our development program or one or more of our other development programs, delay our potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.
Risks Related to Legal and Compliance Matters
We are currently, and may in the future be, subject to securities litigation, which is expensive and could divert management attention.

In June 2021, a securities class action lawsuit was filed against us and certain of our agents in the U.S. District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by us concerning the announcement of our decision to pursue the submission of a BLA for COVAXIN for adults ages 18 years and older rather than pursuing an EUA for the vaccine candidate. In July 2021, a second securities class action lawsuit was filed against us and certain of our agents in the Court (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. In March 2022, the Court consolidated these two related securities class action lawsuits and appointed Andre Galan Bernd Benayon to serve as lead plaintiff. The lead plaintiff's amended complaint was filed in June 2022. We filed a motion to dismiss the amended complaint in August 2022. The lead plaintiff's opposition to the motion to dismiss was filed in October 2022. We filed our reply in support of the motion to dismiss in November 2022. Oral argument on the motion to dismiss took place in January 2023 and no decision has been made to date by the Court. As with any litigation, we cannot predict the outcome with certainty, but we expect to provide further updates on the status of the motion to dismiss as available.
In August 2021, a stockholder derivative lawsuit was filed derivatively on behalf of our company against certain of our agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-03876) that purported to state a claim for breach of fiduciary duty and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on facts and circumstances relating to the securities class action lawsuits and seeking contribution and indemnification in connection with claims asserted in the securities class action lawsuits. In September 2021, a second stockholder derivative lawsuit was filed derivatively on behalf of our company against certain of our agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-04169) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the same allegations as the first complaint. The parties to both stockholder derivative lawsuits have stipulated to the consolidation of the two stockholder derivative lawsuits and also have submitted to the Court in each action a proposed order requesting a stay of the litigation pending a decision on any motion to dismiss filed in the securities class action lawsuits, which the Court entered in April 2022.
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
The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring lawsuits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such lawsuits, but the commencement and/or resolution of such lawsuits (particularly if the outcome were negative), could have a material adverse effect on our reputation, results of operations, financial condition, and cash flows. They could also cause a decline in the market price of our common stock.
If we fail to comply with federal and state healthcare laws, including fraud, abuse, and health and other information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.
As a biotechnology company, we are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal FCA, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the VHCA, the HIPAA, the FCPA, the ACA, and similar state laws. We may also be subject to laws regarding transparency and patient privacy. Even though we do not and will not control referrals of healthcare services or bills directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business.
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
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures, and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription products. In recent years, Congress has considered reductions in Medicare reimbursement levels for products administered by physicians.

CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some products. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the Affordable Care Act expanded manufacturers’ rebate liability under the MDRP by increasing the minimum Medicaid rebate for both branded and generic products, expanded the 340B program, and revised the definition of AMP, which could increase the amount of Medicaid rebates manufacturers are required to pay to states. The legislation also extended Medicaid rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those products. On February 1, 2016, CMS issued final regulations to implement the changes to the MDRP under the ACA. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the ACA. The Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, of the Code, commonly referred to as the individual mandate.

Other legislative changes have been proposed and adopted since the passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent legislation extended the 2.0% reduction, on average, to 2030 unless additional Congressional action is taken. However, pursuant to the CARES Act, the 2.0% Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. As of July 1, 2022, the 2.0% sequester reduction resumed. The sequester will remain in place through 2030. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The IRA contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effect of IRA on our business and the pharmaceutical industry in general is not yet known.

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

Further changes to and under the ACA remain possible, but it is unknown what form any such changes or any law proposed to replace or revise the ACA would take, and how or whether it may affect our business in the future. We expect that changes to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing, or other legislation in individual states, could have a material adverse effect on the healthcare industry.

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
We expect that additional federal, state, and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement, and reduced demand for our products, once approved, or additional pricing pressures.
Our employees, independent contractors, consultants, commercial partners, principal investigators, or CDMOs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, manufacturers, investigators, or CDMOs could include intentional, reckless, negligent, or unintentional failures to (i) comply with FDA regulations or other similar regulatory requirements, (ii) comply with manufacturing standards, including current GMP requirements, (iii) comply with applicable fraud and abuse laws, (iv) comply with federal and state data privacy, security, fraud and abuse, and other healthcare laws and regulations in the United States and abroad, (v) provide accurate information to the FDA, (vi) properly calculate pricing information required by federal programs, (vii) comply with federal procurement rules or contract terms, (viii) report financial information or data accurately, or (ix) disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.
It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.
If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws, and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, or be precluded from developing, manufacturing, and selling certain products outside the United States, which could adversely affect our business, results of operations, and financial condition.
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
A substantial portion of our patent portfolio is in-licensed. As such, we are party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. For example, we hold exclusive licenses for patent families relating to OCU400, OCU410, OCU410ST, and OCU200, and an exclusive license in the United States, Canada, and Mexico with respect to COVAXIN, an exclusive license in the United States, Europe, Japan, South Korea, Australia, and China with respect an inhaled mucosal COVID-19 vaccine, and exclusive licenses for patent families related to NeoCart.
Pursuant to the CU Agreement, which primarily relates to OCU200, we are responsible for and control the patent prosecution of all patent families licensed under the CU Agreement.
Pursuant to the SERI Agreement, which relates to NHR genes NR1D1, NR2E3 (OCU400), RORA (OCU410 and OCU410ST), NUPR1, and NR2C1, from and after December 19, 2017, we have the right to assume responsibility and control patent prosecution of licensed patent families relating to these NHR genes. Additionally, we are responsible for and control patent prosecution for any patent applications developed in connection with the SERI Agreement filed after December 19, 2017 that are owned jointly by us and SERI, or solely by us.

Pursuant to the WU Agreement, which relates to inhaled mucosal COVID-19 vaccines, Washington University maintains control of patent preparation, filing, prosecution, and maintenance, subject to our right to negotiate with WU after the first anniversary of the effective date of the WU Agreement to assume responsibility for and control of the prosecution and maintenance of the patent rights throughout the Mucosal Vaccine Territory in Washington University's name.

Our rights with respect to in-licensed patents and patent applications may be lost if the applicable license agreement expires or terminates. We are likely to enter into additional license agreements to in-license patents and patent applications as part of the development of our business in the future, under which we may not retain control of the preparation, filing, prosecution, maintenance, enforcement, and defense of such patents. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our product candidates could be materially harmed.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of common stock in the public market, the market price of our common stock could decline. We had 221.6 million shares of common stock outstanding as of December 31, 2022, which were all freely tradable, without restriction, in the public market.
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
Our sixth amended and restated certificate of incorporation, as amended, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended, or any other claim for which the federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
General Risk Factors
The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.
Our stock price has been, and will likely continue to be volatile. The stock market in general and the market for stock of biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price for our common stock may be influenced by those factors discussed in this "Risk Factors" section and many others, including:
•our ability to enroll subjects in our ongoing and planned clinical trials;
•the results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
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
•market conditions in the biopharmaceutical sector and issuance of securities analysts' reports or recommendations;
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
In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies' stock. Such litigation, including the litigation instituted against us in our current class action lawsuit, could cause us to incur substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations.
If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. We currently have research coverage by six securities and industry analysts. If one or more of the analysts who currently or in the future may cover us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, legal, financial, and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development, and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of, and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.
We expect to expand our development, regulatory, and manufacturing capabilities and potentially implement sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing, and distribution. For example, we are renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for Phase 3 clinical trial material. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced, and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.
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
In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory "say on pay" voting requirements that are applicable to us. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological agents coverage and our commercial general liability policy specifically excludes coverage for damages and fines arising from biological agents. Accordingly, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for our product candidates and may have to limit our commercialization.
The use of our product candidates in clinical trials, and the sale of any of our product candidates for which we obtain regulatory approval, exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical or biotechnology companies, or others selling or otherwise coming into contact with our products. For example, we may be sued if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourself against these claims, we will incur substantial liabilities or be required to limit development or commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:
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
While we currently hold product liability insurance coverage in an amount that we believe is customary for similarly situated companies, the amount of that coverage may not be adequate. We may need to increase our insurance coverage as we continue to conduct our clinical trials. We will need to further increase our insurance coverage if we commence commercialization of any of our product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and our prospects.
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

Our internal computer systems and those of our CDMOs and other contractors and consultants are vulnerable to cybersecurity breaches and damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations and product candidate development and, if any of our product candidates are approved, commercialization programs. Likewise, we intend to rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business and operations. To the extent that any disruption or cybersecurity or other security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and our reputation could be harmed. In addition, there are known cyberattacks against biotechnology companies engaged in the development of therapeutic or vaccine products addressing COVID-19. Our COVAXIN and OCU500 programs could attract the attention of cyberattackers.

Additionally, our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants' data, especially health data, in a manner consistent with applicable laws and regulations. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent or inappropriate behavior by our service providers or employees. Third parties may also gain access to our systems using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, or other means, and may use such access to obtain personal data. Data breaches could subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability. As our operations and business grow, we may become subject to or be affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities, including various domestic and international privacy and security regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve. In the United States, certain states may adopt privacy and security laws and regulations that may be more stringent than applicable federal law. For example, California enacted the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. Furthermore, it is anticipated that the California Privacy Rights Act of 2020 ("CPRA"), effective January 1, 2023, will expand the CCPA's requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law.

We may also in the future be subject to data protection laws and regulations of other jurisdictions, such as the EU's General Data Protection Regulation ("GDPR"), which provides data subjects with certain rights and requires organizations to adopt technical and organizational safeguards to protect personal data. In the event that we are subject to or affected by privacy and data protection laws, including the CCPA, CPRA, or GDPR and other domestic or international privacy and data protection laws, we may expend significant resources to comply with such laws, and any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our research, product candidates, and the diseases those product candidates and investigational medicines are being developed to treat. Social media practices in the biotechnology industry and the FDA's regulation of social media continues to evolve. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, our employees or agents may use social media channels to inadvertently provide inaccurate or misleading information about our product candidates. If regulators become aware of such disclosures, they may take administrative or enforcement action against us. There is also a risk that third parties will use social media to disseminate inaccurate or misleading information about us or our product candidates. If this occurs, we may not be able to adequately defend our business or the public's perception of us or our product candidates, particularly given restrictions on what we may say about our product candidates prior to FDA approval. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance ("ESG") matters, may expose us to reputational and other risks.
Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are also increasingly focused on ESG practices. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition, and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties
Our properties are located in Malvern, Pennsylvania, including our corporate headquarters, and consist of an aggregate of approximately 44,889 square feet of leased office, laboratory, and future manufacturing space. Our leases have initial terms of approximately seven years and include options to extend the leases for up to 10 years.
Item 3.    Legal Proceedings.
For a discussion of legal proceedings, see Note 15 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This discussion is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol "OCGN."
Holders
As of February 21, 2023, we had 226.4 million shares of common stock outstanding held by approximately 22 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in "street" name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings, if any, to fund our operations and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, we anticipate that only the appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2022, we did not repurchase any shares of our common stock.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the "Risk Factors" and "Special Note Regarding Forward-Looking Statements" sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biotechnology company focused on discovering, developing, and commercializing novel gene and cell therapies and vaccines that improve health and offer hope for patients across the globe.
Our cutting-edge technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), we believe our modifier gene therapy platform has the potential to address many retinal diseases, including retinitis pigmentosa ("RP"), Leber congenital amaurosis ("LCA"), dry age-related macular degeneration ("AMD"), and Stargardt disease, with a single mutation-agnostic therapy.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative medicine cell therapy platform technology, NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults.
•Vaccines — COVAXIN is our whole-virion inactivated intramuscular COVID-19 vaccine candidate, which we are developing for the North American market. We are also developing a novel inhaled mucosal vaccine platform, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein containing parts of human tumstatin and transferrin. OCU200 is designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD.
Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal diseases ("IRDs"), such as RP, LCA, and Stargardt disease, as well as dry AMD. Our modifier gene therapy platform is based on the use of NHRs, which have the potential to restore homeostasis — the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential to address multiple retinal diseases caused by mutations in multiple genes with one product, and potentially address complex diseases that are potentially caused by imbalances in multiple gene networks.
IRDs, such as RP and LCA, can lead to visual impairment and blindness. RP and LCA are associated with over 125 mutated genes that affect approximately 1.6 million individuals worldwide. We believe that OCU400 has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including RP and LCA. OCU400 has received Orphan Drug Designation ("ODD") for nuclear receptor subfamily 2 group E member 3 ("NR2E3")-related RP and LCA and Orphan Medicinal Product Designation ("OMPD") from the European Commission, based on the recommendation of the European Medicines Agency, for RP and LCA. We believe these broad ODD and OMPD designations demonstrate that OCU400 has the potential to be a broad-spectrum therapeutic to treat multiple IRDs. These ODD and OMPD designations represent gene-agnostic broad coverage for RP and LCA, and are not mutation-specific designations. OCU400 had previously received ODDs from the FDA for the treatment of the following disease genotypes: NR2E3, rhodopsin ("RHO"), centrosomal protein 290 ("CEP290"), and phosphodiesterase 6B mutation-associated inherited retinal degenerations.

We are conducting a Phase 1/2 clinical trial to assess the safety of unilateral subretinal administration of OCU400 in patients with NR2E3 and RHO-related RP and CEP290-related LCA in the United States. We have completed dosing patients with RP in the dose-escalation portion of the clinical trial, which enrolled 10 subjects to receive a low, medium, or high dose of OCU400 in the subretinal space. We are continuing to enroll subjects with RP and LCA in this clinical trial to receive the high dose, which was determined to be the maximum tolerable dose from the dose-escalation portion of the clinical trial. We intend to initiate a Phase 1/2 pediatric clinical trial for OCU400 for the treatment of RP and LCA in the second quarter of 2023 and a Phase 3 clinical trial for OCU400 for the treatment of RP and LCA near the end of 2023, subject to discussions with the FDA.
We are also developing OCU410 and OCU410ST to utilize the nuclear receptor genes RAR-related orphan receptor A for the treatment of dry AMD and Stargardt disease, respectively. We are currently executing Investigational New Drug ("IND")-enabling studies and we intend to submit IND applications in the second quarter of 2023 to initiate Phase 1/2 clinical trials.
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. In this therapy, healthy cartilage tissue is grown and implanted in the patient. We believe NeoCart has the potential to accelerate healing and reduce pain by reconstructing a patient's previously damaged knee cartilage. It is designed to treat pain at the source, improve function, and potentially prevent a patient's progression to osteoarthritis. The FDA granted a regenerative medicine advanced therapy designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. We have received concurrence from the FDA on the confirmatory Phase 3 clinical trial design. We are renovating an existing facility into a current Good Manufacturing Practice facility in accordance with the FDA's regulations in support of NeoCart manufacturing for Phase 3 clinical trial material. We intend to initiate the Phase 3 clinical trial in the first half of 2024, subject to discussions with the FDA.
Vaccines
Intramuscular COVID-19 Vaccine
We have a Co-Development, Supply and Commercialization Agreement with Bharat Biotech (as amended, the "Covaxin Agreement"), pursuant to which we obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19, caused by SARS-CoV-2, in the United States, its territories, and possessions, Canada, and Mexico (the "Ocugen Covaxin Territory"). COVAXIN is a whole-virion inactivated, intramuscular COVID-19 vaccine candidate that is manufactured using a Vero cell manufacturing platform. COVAXIN was granted an Emergency Use Listing by the World Health Organization ("WHO") in November 2021, has been authorized or approved for use in over 25 countries, and is accepted for travel purposes in over 85 countries. Additionally, COVAXIN has received Emergency Use Authorization ("EUA") in India for children ages six to 18 years. COVAXIN is intended for administration into the deltoid muscle of the upper arm, in two doses occurring 28 days apart, and has an expected shelf life of 24 months from the date of manufacture at 2-8°C and a six-month stability at room temperature (25°C).
A Phase 3 clinical trial conducted by Bharat Biotech in India in 25,798 adults, ages 18 years and older, who were healthy or had stable chronic medical conditions reported an overall estimated vaccine efficacy of COVAXIN against COVID-19 of 77.8%, with efficacy against severe COVID-19 of 93.4%. In January 2023, we announced top-line results from our Phase 2/3 immuno-bridging and broadening clinical trial in the United States evaluating COVAXIN for adults ages 18 years and older. The clinical trial was designed to evaluate whether the immune response observed in participants in Bharat Biotech's Phase 3 clinical trial in India is similar to a demographically representative, adult population in the United States. The clinical trial enrolled 419 adult participants that were randomized to receive either two doses of COVAXIN or a placebo, 28 days apart. Immune responses were adjusted for differences between the U.S. and Indian cohorts in baseline neutralizing antibody, body mass index, gender, and age. Both co-primary immunogenicity endpoints were met, with the 95% confidence interval ("CI") for the propensity score-adjusted geometric mean titer ratio being well above the non-inferiority limit of 0.667. The 95% CI for the propensity score-adjusted difference in seroconversion rates were well above the non-inferiority limit of (10)%. There were no cases of adverse events and serious adverse events ("SAE") related to the vaccination. 30 medically attended adverse events in 18 subjects and two SAEs in one subject were reported, all of which were considered unrelated to vaccination. We plan to work with government agencies in the United States to obtain funding in order to comply with the requirements of a Biologics License Application submission, including funding to initiate an adult safety clinical trial subject to discussions with the FDA.
In July 2021, we completed our rolling submission to Health Canada for COVAXIN. The rolling submission process, which was conducted through our Canadian subsidiary, Vaccigen Ltd., was recommended and accepted under the Minister of Health's Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19 and transitioned to a

New Drug Submission ("NDS") for COVID-19. In August 2022, we withdrew our NDS based on discussions with Health Canada and are evaluating the requirements for resubmitting an updated NDS. In Mexico, the Comisión Federal para la Protección contra Riesgos Sanitarios authorized emergency use for COVAXIN for adults ages 18 years and older, which remains active. We are in discussions with Consejo Nacional de Ciencia y Tecnología in Mexico regarding our submission for EUA for COVAXIN for pediatric use in ages five to 18 years.
Inhaled Mucosal Vaccines
In September 2022, we entered into an exclusive license agreement ("WU License Agreement") with The Washington University in St. Louis ("Washington University"), pursuant to which we obtained the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Europe, and Japan. The WU License Agreement was amended in January 2023 to add the countries of South Korea, Australia, and China to the territory rights (together with the United States, Europe, and Japan, the "Mucosal Vaccine Territory"). Utilizing these rights, we are developing a novel inhaled mucosal vaccine platform, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine. As these vaccine candidates are being developed to be administered through inhalation, we believe they have the potential to generate rapid local immunity in the upper airways and lungs where viruses enter and infect the body, which we believe may help reduce or prevent infection and transmission as well as provide protection against new virus variants. OCU510 is being developed for the global market.
Novel Biologic Therapy for Retinal Diseases
We are developing OCU200, which is a novel fusion protein containing parts of human tumstatin and transferrin. OCU200 is designed to treat DME, DR, and wet AMD. We have completed the technology transfer of manufacturing processes to our contract development and manufacturing organization and have produced clinical trial materials to initiate a Phase 1 clinical trial. We submitted an IND application to the FDA in February 2023 to initiate a Phase 1 clinical trial targeting DME.
Financial Operations Overview
We have not generated revenue from our product candidates to date and have incurred net losses in each year since inception. We expect to continue to incur net losses until our product candidates, if approved, are successfully commercialized. We incurred net losses of approximately $81.4 million and $58.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $213.0 million and a cash, cash equivalents, and investments balance of $90.9 million. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
Segment Information
As of December 31, 2022, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision-maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2022, substantially all of our assets were located in the United States. Our headquarters are located in Malvern, Pennsylvania.
Research and development expense
Research and development costs are expensed as incurred. These costs consist of internal and external expenses, as well as depreciation expense on assets used within our research and development activities. Internal expenses include the cost of salaries, benefits, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, as well as allocated rent and utilities expenses. External expenses include development, clinical trials, patent costs, and regulatory compliance costs incurred with research organizations, contract manufacturers, and other third-party vendors. License fees paid to acquire access to proprietary technology are expensed to research and development, unless it is determined that the technology is expected to have an alternative future use. We record costs for certain development activities, such as preclinical studies and clinical trials, based on our evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as applicable. Our recording of costs for certain development activities requires us to use estimates. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates. Our research and development expenses are not currently tracked on a program-by-program basis for indirect and overhead costs. We use our personnel and infrastructure resources across multiple research and development programs directed toward identifying, developing, and commercializing product candidates.
Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidates. We anticipate that our research and development expenses will be higher in fiscal year 2023 as compared to fiscal year 2022 as we continue to conduct preclinical and clinical activities with respect to our product candidates, including the continuation and planned initiation of several clinical trials for our product candidates.
At this time, due to the inherently unpredictable nature of preclinical and clinical developments as well as regulatory approval, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in our continued development and commercialization efforts. As a result of these uncertainties, the successful development and completion of clinical trials as well as the regulatory approval process are uncertain and may not result in approved and commercialized products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We will continue to make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to our ability to enter into partnerships with respect to each product candidate and the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of each product candidate.
General and administrative expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, insurance, and stock-based compensation expense, for employees in executive, accounting, commercialization, human resources, and other administrative functions. General and administrative expense also includes expenses related to pre-commercial activities, corporate facility costs, such as allocated rent and utilities, insurance premiums, legal fees related to corporate matters, and fees for auditing, accounting, and other consulting services.
We anticipate that our general and administrative expenses will increase in fiscal year 2023 as compared to fiscal year 2022 as a result of higher corporate infrastructure costs including, but not limited to accounting, legal, human resources, consulting, investor relations, insurance, and information technology.
Results of Operations
The following table summarizes the results of our operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021	Change
Operating expenses
Research and development	$49,757	$35,108	$14,649
General and administrative	35,111	22,920	12,191
Total operating expenses	84,868	58,028	26,840
Loss from operations	(84,868)	(58,028)	(26,840)
Other income (expense), net	3,517	(389)	3,906
Loss before income taxes	(81,351)	(58,417)	(22,934)
Income tax benefit	—	(52)	52
Net loss	$(81,351)	$(58,365)	$(22,986)
Research and development expense
Research and development expense increased by $14.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to increases of $13.8 million related to COVAXIN, driven by clinical activities; $6.8 million in employee-related expenses as we expand our headcount to support our research and development initiatives; $2.9 million related to OCU200 and $1.3 million related to OCU410 and OCU410ST, both of which are driven by preclinical activities; $1.0 million related to an initial license issuance fee paid to Washington University for the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine; and an overall increase of $0.2 million related to OCU400, which is driven by an offsetting increase in clinical activities and decrease in preclinical activities. These increases are offset by a $15.0 million upfront payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market during the year ended December 31, 2021.
General and administrative expense
General and administrative expense increased by $12.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to increases of $6.5 million in employee-related expenses, including $2.9 million in stock-based compensation expense; $3.3 million in professional and consulting services, including legal fees; $1.5 million in office expenses for our new corporate headquarters; and $1.1 million in pre-commercialization activities. These increases were partially offset by a decrease of $1.9 million in expenses for the annual stockholder meeting and proxy solicitation.
Other income (expense), net
Other income (expense), net increased by $3.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to $1.4 million in interest earned on our cash, cash equivalents, and investments balance and the collection of $0.8 million related to a note receivable that was previously impaired during the year ended December 31, 2021. These increases were partially offset by a gain on loan extinguishment of $0.4 million for the forgiveness of the Paycheck Protection Program note during the year ended December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had $90.9 million in cash, cash equivalents and investments. We have not generated revenue from our product candidates to date, and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through December 31, 2022, we have raised an aggregate of $279.6 million to fund our operations, of which $266.4 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $2.7 million was from the issuance of debt, and $0.2 million was from grant proceeds.
In June 2022, we entered into an At Market Issuance Sales Agreement ("Sales Agreement") with certain agents, pursuant to which we could, from time to time, offer and sell shares of our common stock having an aggregate gross sales price of up to $160.0 million. The offer and sale of the shares of common stock made pursuant to the Sales Agreement were made under our Registration Statement on Form S-3ASR, which was previously filed with the U.S. Securities and Exchange Commission and became automatically effective on March 22, 2021, as supplemented by a prospectus supplement, dated June 10, 2022. Pursuant to the Sales Agreement, we sold 9.1 million shares of our common stock and received net proceeds of $13.5 million after deducting equity issuance costs of $0.6 million. In February 2022, we issued and sold 16.0 million shares of our common stock at a public offering price of $3.13 per share and received net proceeds of $49.8 million, after deducting equity issuance costs payable by us.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $81.4 million and $58.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $213.0 million. In addition, as of December 31, 2022, we had accounts payable and accrued expenses and other current liabilities of $18.0 million and indebtedness of $2.3 million.
The following table shows a summary of our cash flows for the year ended December 31, 2022 and the year ended December 31, 2021 (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(60,079)	$(47,941)
Net cash used in investing activities	(16,967)	(1,816)
Net cash provided by financing activities	59,475	120,676
Effect of changes in exchange rate on cash, cash equivalents, and restricted cash	25	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(17,546)	$70,919

Operating activities
Cash used in operating activities was $60.1 million for the year ended December 31, 2022 compared to $47.9 million for the year ended December 31, 2021. The increase in cash used in operating activities was primarily driven by an increase in our operating expenses to continue to support our development, commercialization, and business efforts including development and pre-commercialization expenses for our product candidates, employee-related expenses, including an increase in headcount to support our operations, and professional and consulting services, including legal fees. These increases were offset by a $15.0 million upfront payment to Bharat Biotech in connection with the amendment to the Covaxin Agreement to add rights to the Canadian market in June 2021.
Investing activities
Cash used in investing activities was $17.0 million for the year ended December 31, 2022 compared to $1.8 million for the year ended December 31, 2021. The increase in cash used in investing activities was primarily driven by purchases of $13.3 million of marketable securities, classified as available-for-sale, during the year ended December 31, 2022 and an increase of $3.5 million in purchases of property and equipment during the year ended December 31, 2022 as compared to the year ended December 31, 2021. These increases were partially offset by the collection of a note receivable of $0.8 million during the year ended December 31, 2022 that was issued during the year ended December 31, 2021.
Financing activities
Cash provided by financing activities was $59.5 million for the year ended December 31, 2022 compared to $120.7 million for the year ended December 31, 2021. During the year ended December 31, 2022, cash provided by financing activities primarily consisted of gross proceeds of $50.0 million received from our underwritten offering that closed in February 2022 and gross proceeds of $8.3 million received from the Sales Agreement. During the year ended December 31, 2021, cash provided by financing activities primarily consisted of gross proceeds of $122.9 million received under registered direct offerings and gross proceeds of $5.0 million received under an at-the-market offering, partially offset by payments of equity issuance costs of $8.5 million.
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
Lease Obligations
We have obligations under our operating leases, which include leased office, laboratory, and future manufacturing space, located in Malvern, Pennsylvania. As of December 31, 2022, we had future minimum operating lease base rent payment obligations of $5.0 million, with $0.8 million payable within 12 months of December 31, 2022. See Note 7 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our obligations under lease obligations.
Indebtedness
We have outstanding debt related to the funds borrowed from EB5 Life Sciences, L.P. ("EB-5 Life Sciences") pursuant to the U.S. government's Immigrant Investor Program, commonly known as the EB-5 program. Pursuant to the loan agreement entered into with EB-5 Life Sciences, we have borrowed $2.0 million to date. See Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our obligations under the EB-5 loan agreement.
Consulting Agreement
We have an obligation under a consulting agreement with regard to our Canadian operations to make cash payments of up to $3.0 million upon the achievement of certain milestones related to COVAXIN.

Funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we continue research and development, including preclinical and clinical development of our product candidates, prepare to manufacture our product candidates, prepare for the potential commercialization of our product candidates, add operational, financial, and information systems to execute our business plan, maintain, expand, and protect our patent portfolio, explore strategic licensing, acquisition, and collaboration opportunities to expand our product candidate pipeline to support our future growth, expand headcount to support our development, commercialization, and business efforts, and operate as a public company.
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
•the costs of expanding infrastructure to support our development, commercialization, and business efforts, including the costs related to the development of a laboratory and manufacturing facility;
•the costs involved in recruiting and retaining skilled personnel;
•the extent to which we in-license or acquire other products, product candidates, or technologies;
•the extent to which we out-license our product candidates; and
•the impact of geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or other acts of war.
As of December 31, 2022, we had cash, cash equivalents, and investments of approximately $90.9 million. This amount will not meet our capital requirements over the next 12 months. We believe that our cash, cash equivalents, and investments will enable us to fund our operations into the first quarter of 2024. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We will need to raise significant additional capital in order to fund our future operations until we recognize significant revenue from product sales. Our management is currently evaluating different strategies to obtain the required funding for future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the adult safety clinical trial for COVAXIN and for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including, but not limited to the impact of the COVID-19 pandemic and geopolitical turmoil, including the ongoing invasion of Ukraine by Russia, and as a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reported period. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
While our significant accounting policies are described in more detail in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are those most critical to the preparation of our consolidated financial statements:
Research and Development and Clinical Trial Accruals
As part of the process of preparing the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we are required to estimate and record expenses, for which a large portion are research and development expenses. Research and development expenses include, among other categories, development, clinical trials, patent costs, and regulatory compliance costs incurred with research organizations, contract manufacturers, and other third-party vendors. The estimation process involves identifying services that have been performed on our behalf by third-parties, estimating and accruing expenses in our consolidated financial statements based on the evaluation of the progress to completion of specific tasks and the facts and circumstances known to us at the time of the estimate, and assessing the accuracy of these estimates going forward to determine if adjustments are required. We periodically collaborate with our third-party vendors to assist in determining our estimates. Payments for these activities performed by our third-party vendors are based on the terms of the individual arrangements with our third-party vendors, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued research and development expense, as applicable. We believe our estimates and assumptions are reasonable under the current conditions; however, actual results may differ from these estimates. Any changes to estimates will be recorded in the period in which a circumstance causing a change in estimate becomes known and the impact of any change in estimate could be material.
Stock-based compensation
We account for our stock-based compensation awards in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation ("ASC 718"). We have issued stock-based compensation awards including stock options and restricted stock units ("RSUs"), and we also account for certain issuances of preferred stock and warrants in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options and RSUs, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We use the Black-Scholes option-pricing model to determine the fair value of options granted. The fair value of the RSUs is determined by the market price of a share of our common stock on the grant date. We recognize forfeitures as they occur.
Expense related to stock-based compensation awards subject to service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based awards generally vest over a one to three year requisite service period. Stock options have a contractual term of 10 years. To the extent a stock-based compensation award is subject to performance-based vesting conditions, the amount of expense recorded reflects an assessment of the probability of achieving the performance conditions. Expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Expense related to stock-based compensation awards are recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise and RSU vesting are newly issued common shares.

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
The assumptions used in our Black-Scholes option-pricing model for stock options are as follows:
Expected Term. As we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term of employee options is determined using the "simplified" method, as prescribed in SEC's Staff Accounting Bulletin No. 107, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.
Expected Volatility. The expected volatility is based on our historical volatilities and that of similar entities within our industry for periods commensurate with the assumed expected term.
Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
Expected Dividends. The expected dividend yield is 0% because we have not historically paid, and do not expect for the foreseeable future to pay, a dividend on our common stock.
Stock-based compensation expense was $10.5 million and $7.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had $14.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
Financial Instruments
We evaluate all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). Additionally, we assess all financial instruments to determine liability versus stockholders' equity classification in accordance with ASC 815 and FASB ASC Topic 480, Distinguishing Liabilities from Equity. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value as a derivative liability and is then revalued at each reporting date, with changes in the fair value reported as other income (expense), net in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instrument should be recorded as a liability or as stockholders' equity, is evaluated at the end of each reporting period.
On March 18, 2021, we issued 0.1 million shares of our Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Convertible Preferred Stock"), at a price per share equal to $109.60 to Bharat Biotech under a preferred stock purchase agreement as an advance payment of $6.0 million for the supply of COVAXIN. Each share of Series B Convertible Preferred Stock is convertible, at the option of Bharat Biotech, into 10 shares of our common stock (the "Conversion Ratio") and such conversion is dependent on multiple conversion conditions, including our receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN. We accounted for the issuance of the Series B Convertible Preferred Stock in accordance with ASC 718 as well as determined that the Series B Convertible Preferred Stock should be classified as stockholders' equity and that the aforementioned conversion option is clearly and closely related to the host contract and, as such, is not an embedded derivative requiring bifurcation and separate accounting from the host contract. We recorded the fair value of $5.0 million within stockholders' equity during the year ended December 31, 2021, with a corresponding short-term asset for the advanced payment for the doses of COVAXIN. We utilized the traded common stock price, adjusted by the Conversion Ratio to value the Series B Convertible Preferred Stock and the Finnerty model to estimate a 15% discount rate for the lack of marketability of the instrument. The valuation incorporated Level 3 inputs in the fair value hierarchy, including the estimated time until the instrument's liquidity and estimated volatility of our common stock as of the grant date. See Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 8.    Financial Statements and Supplementary Data
The financial statements required by this item are set forth beginning on page F-1 of this report and are incorporated herein by reference. The report of our Independent Registered Public Accounting Firm, Ernst & Young LLP, Public Company Accounting Oversight Board identification number 42, is also included therein.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of our Chief Executive Officer and Chief Accounting Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
On February 27, 2023, we delivered written notice to Cantor Fitzgerald & Co., Mizuho Securities USA LLC, H.C. Wainwright & Co., LLC, Roth Capital Partners, LLC, and Chardan Capital Markets, LLC (collectively, the "Agents") that we were terminating the At Market Issuance Sales Agreement, dated June 10, 2022 (the "Sales Agreement"), by and among the us and the Agents, effective as of February 27, 2023 (the "Termination Date"). All of the continuing obligations under the Sales Agreement were terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the Sales Agreement. A copy of the Sales Agreement was filed as Exhibit 10.1 to our Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2022.
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11.     Executive Compensation.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14.    Principle Accountant Fees and Services.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV
Item 15.    Exhibit and Financial Statement Schedules.
The financial statements, financial statement schedules, and exhibits filed as part of this Annual Report on Form 10-K are as follows:
(a)(1) Financial Statements
See "Index to Consolidated Financial Statements" beginning on page F-1 of this report.
(a)(2) Financial Statement Schedules
Not applicable.
(a)(3) Exhibits
The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT INDEX
Exhibit	Description

3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)

3.2
Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Reverse Stock Split and the Authorized Share Increase (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed October 1, 2019, and incorporated herein by reference)

3.3
Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Name Change (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K as filed on October 1, 2019, and incorporated herein by reference)

3.4
Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Increase in Authorized Shares of Common Stock (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Histogenics Corporation (filed as Exhibit 3.3 to the Registrant's Current Report on Form 8-K as filed on September 16, 2016, and incorporated herein by reference)

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Ocugen, Inc. (filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference)

3.7	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant's Current Report on Form 8-K as filed on October 1, 2019, and incorporated herein by reference)

4.1
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2022, and incorporated herein by reference)

4.2	Form of Common Stock Purchase Warrant (filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference)

10.1+
Ocugen, Inc. 2014 Stock Option Plan (filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.2+
Form of Incentive Stock Option Agreement under Ocugen, Inc. 2014 Stock Option Plan (filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.3+
Form of Nonstatutory Stock Option Agreement under Ocugen, Inc. 2014 Stock Option Plan (filed as Exhibit 10.32 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.4+	Ocugen, Inc. 2019 Equity Incentive Plan (filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A as filed on November 8, 2019, and incorporated herein by reference)

10.5*+	Form of Incentive Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan

10.6*+	Form of Non-Qualified Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan

10.7*+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Ocugen, Inc. 2019 Equity Incentive Plan

10.8+
Form of Performance-Vested Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)

10.9*+	Form of Non-Qualified Stock Option Agreement for Inducement Non-Qualified Stock Option Awards

10.10*+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Inducement Restricted Stock Unit Awards

10.11#
Exclusive License Agreement, effective as of March 3, 2014, between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

Exhibit	Description

10.12#
First Amendment to the Exclusive License Agreement, dated as of January 23, 2017, by and between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.13
Letter of Understanding, dated November 8, 2017, between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.35 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.14#
Exclusive License Agreement, effective as of December 19, 2017, between The Schepens Eye Research Institute, Inc. and Ocugen Opco, Inc. (filed as Exhibit 10.37 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.15#
Co-Development, Supply and Commercialization Agreement, dated as of January 31, 2021, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)

10.16
First Amendment to Co-Development, Supply and Commercialization Agreement, dated as of May 29, 2021, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on August 6, 2021, and incorporated herein by reference)

10.17#
Second Amendment to Co-Development, Supply and Commercialization Agreement, dated as of April 15, 2022, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2022, and incorporated herein by reference)

10.18#
Development and Commercial Supply Agreement, dated September 29, 2021, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on November 9, 2021, and incorporated herein by reference)

10.19#
Co-Development and Commercialization Agreement, dated as of September 27, 2019, by and among the Registrant and CanSino Biologics Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on November 12, 2019, and incorporated herein by reference)

10.20#
First Amendment to the Co-Development and Commercialization Agreement, dated September 30, 2021, by and between the Registrant and CanSino Biologics, Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on November 9, 2021, and incorporated herein by reference)

10.21*	Second Amendment to the Co-Development and Commercialization Agreement, dated November 21, 2022, by and between the Registrant and CanSino Biologics, Inc.

10.22#
Exclusive License Agreement by and between the Registrant and The Washington University, dated as of September 23, 2022 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on November 8, 2022, and incorporated herein by reference)

10.23*#	First Amendment to the Exclusive License Agreement by and between the Registrant and The Washington University, dated as of January 31, 2023

10.24
Loan and Security Agreement, effective as of September 12, 2016, by and between EB5 Life Sciences, LP and Ocugen Opco, Inc. (filed as Exhibit 10.42 to the Registrant's Registration Statement on Form S-4/A (SEC File No. 333-232147), as filed on July 23, 2019, and incorporated herein by reference)

10.25+
Executive Employment Agreement, dated as of September 10, 2019, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q as filed on November 12, 2019, and incorporated herein by reference)

10.26+
Amendment to Executive Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q as filed on May 8, 2020, and incorporated herein by reference)

10.27+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference)

Exhibit	Description

10.28+
First Amendment to Amended and Restated Executive Employment Agreement, dated as of April 27, 2022, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2022, and incorporated herein by reference)

10.29+
Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between the Registrant and Jessica Crespo (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2022, and incorporated herein by reference)

10.30*+	Amended and Restated Executive Employment Agreement, dated as of December 16, 2021, by and between the Registrant and Arun Upadhyay

10.31*+	First Amendment to Amended and Restated Executive Employment Agreement, dated as of August 26, 2022, by and between the Registrant and Arun Upadhyay

10.32†
Agreement dated as of June 22, 2012 between the Registrant and Purpose Co., Ltd. f/k/a Takagi Sangyo Co. Ltd. and f/k/a Takagi Industrial Co., Ltd. (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.33†
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
†    Confidential treatment has been granted with respect to certain portions of this exhibit.
Item 16.    10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocugen, Inc.

Dated: February 28, 2023	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: February 28, 2023	/s/ Jessica Crespo
Jessica Crespo, CPA Chief Accounting Officer and Senior Vice President, Finance (Principal Financial and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shankar Musunuri	Chairman, Chief Executive Officer, and Director	February 28, 2023
Shankar Musunuri	(Principal Executive Officer)

/s/ Jessica Crespo	Chief Accounting Officer and Senior Vice President, Finance	February 28, 2023
Jessica Crespo	(Principal Financial and Principal Accounting Officer)

/s/ Ramesh Kumar	Director	February 28, 2023
Ramesh Kumar

/s/ Junge Zhang	Director	February 28, 2023
Junge Zhang

/s/ Uday Kompella	Director	February 28, 2023
Uday Kompella

/s/ Kirsten Castillo	Director	February 28, 2023
Kirsten Castillo

/s/ Prabhavathi Fernandes	Director	February 28, 2023
Prabhavathi Fernandes

/s/ Marna Whittington	Director	February 28, 2023
Marna Whittington

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCUGEN, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ocugen, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocugen, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Clinical Trial Accrual
Description of the Matter
As disclosed in Note 8 to the consolidated financial statements, the Company's clinical trial accrual was $3.3 million as of December 31, 2022. The Company estimates the clinical trial accrual related to its obligations for services performed on their behalf by third-party vendors. The amount recorded for the clinical trial accrual represents the Company's evaluation of the progress to completion of specific tasks and the facts and circumstances known at the time of the estimate as it relates to clinical trial activities.

Auditing the Company's clinical trial accrual was complex due to the estimation required by management in determining the progress to completion of services that have been performed and will be invoiced by the third-party vendors subsequent to the date that the consolidated financial statements are issued. The testing of the Company's clinical trial accrual also involves a significant level of effort to test the high volume of data from third parties.

How We Addressed the Matter in Our Audit	To test the clinical trial accrual, we performed audit procedures that included, among others, reviewing a sample of agreements with the third-party vendors to corroborate key financial and contractual terms and testing the completeness and accuracy of the underlying data used in the computation of the estimate. We also evaluated management's estimates of the progress of completion for a sample of clinical trial activities by making direct inquiries of the Company's operations personnel that oversee the clinical trial activities and confirming costs incurred through the balance sheet date directly with the third-party vendors. To evaluate the completeness of the clinical trial accrual, we examined subsequent invoices and cash disbursements with the third-party vendors, to the extent such invoices were received or payments were made prior to the date that the consolidated financial statements were issued.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
Philadelphia, Pennsylvania
February 28, 2023

OCUGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$77,563	$94,958
Marketable securities	13,371	—
Prepaid expenses and other current assets	7,558	7,688
Total current assets	98,492	102,646
Property and equipment, net	6,053	1,164
Restricted cash	—	151
Other assets	4,087	1,800
Total assets	$108,632	$105,761
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,062	$2,312
Accrued expenses and other current liabilities	9,900	4,325
Operating lease obligations	498	363
Total current liabilities	18,460	7,000
Non-current liabilities
Operating lease obligations, less current portion	3,587	1,231
Long term debt, net	2,289	1,712
Other non-current liabilities	244	—
Total non-current liabilities	6,120	2,943
Total liabilities	24,580	9,943
Commitments and contingencies (Note 15)
Stockholders' equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at December 31, 2022 and 2021
Series A; zero and seven issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Series B; 54,745 issued and outstanding at December 31, 2022 and 2021	1	1
Common stock; $0.01 par value; 295,000,000 shares authorized; 221,721,182 and 199,502,183 shares issued, and 221,599,682 and 199,380,683 shares outstanding at December 31, 2022 and 2021, respectively	2,217	1,995
Treasury stock, at cost, 121,500 shares at December 31, 2022 and 2021	(48)	(48)
Additional paid-in capital	294,874	225,537
Accumulated other comprehensive income	26	—
Accumulated deficit	(213,018)	(131,667)
Total stockholders' equity	84,052	95,818
Total liabilities and stockholders' equity	$108,632	$105,761
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021
Operating expenses
Research and development	$49,757	$35,108
General and administrative	35,111	22,920
Total operating expenses	84,868	58,028
Loss from operations	(84,868)	(58,028)
Other income (expense), net	3,517	(389)
Loss before income taxes	(81,351)	(58,417)
Income tax benefit	—	(52)
Net loss	$(81,351)	$(58,365)
Other comprehensive income (loss)
Foreign currency translation adjustment	25	—
Unrealized gain (loss) on marketable securities	1	—
Comprehensive loss	$(81,325)	$(58,365)

Shares used in calculating net loss per common share — basic and diluted	214,600,051	195,013,043
Net loss per common share — basic and diluted	$(0.38)	$(0.30)
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	7	$—	—	$—	184,133,384	$1,841	$(48)	$93,059	$—	$(73,302)	$21,550
Stock-based compensation expense	—	—	—	—	—	—	—	6,958	—	—	6,958
Issuance of common stock for stock option and warrant exercises	—	—	—	—	1,381,799	14	—	1,248	—	—	1,262
Issuance of common stock for capital raises, net	—	—	—	—	13,987,000	140	—	119,319	—	—	119,459
Series B Convertible Preferred Stock issuance, net	—	—	54,745	1	—	—	—	4,953	—	—	4,954
Net loss	—	—	—	—	—	—	—	—	—	(58,365)	(58,365)
Balance at December 31, 2021	7	$—	54,745	$1	199,502,183	$1,995	$(48)	$225,537	$—	$(131,667)	$95,818
Stock-based compensation expense	—	—	—	—	—	—	—	10,541	—	—	10,541
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	1,579,886	16	—	1,246	—	—	1,262
Issuance of common stock for capital raises, net	—	—	—	—	20,635,998	206	—	57,550	—	—	57,756
Series A convertible preferred stock conversion	(7)	—	—	—	3,115	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	—	—	(81,351)	(81,351)
Balance at December 31, 2022	—	$—	54,745	$1	221,721,182	$2,217	$(48)	$294,874	$26	$(213,018)	$84,052
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(81,351)	$(58,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	480	229
Amortization (accretion) on marketable securities	(99)	—
Non-cash interest expense	83	78
Non-cash lease expense	593	360
Stock-based compensation expense	10,541	6,958
Income tax benefit	—	(52)
Gain on forgiveness of Paycheck Protection Program note	—	(426)
Impairment on note receivable	—	761
Other	479	26
Changes in assets and liabilities:
Prepaid expenses and other current assets	91	(742)
Accounts payable and accrued expenses	9,487	3,498
Lease obligations	(383)	(366)
Other assets	—	100
Net cash used in operating activities	(60,079)	(47,941)
Cash flows from investing activities
Purchases of marketable securities	(13,271)	—
Purchases of property and equipment	(4,457)	(939)
Asset acquisition	—	(127)
Issuance of note receivable	—	(750)
Repayment of note receivable	761	—
Net cash used in investing activities	(16,967)	(1,816)
Cash flows from financing activities
Proceeds from issuance of common stock, net	59,567	129,211
Payment of equity issuance costs	(549)	(8,525)
Proceeds from issuance of debt	500	—
Payments of debt issuance costs	(43)	—
Financing lease principal payments	—	(10)
Net cash provided by financing activities	59,475	120,676
Effect of changes in exchange rate on cash, cash equivalents, and restricted cash	25	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,546)	70,919
Cash, cash equivalents, and restricted cash at beginning of period	95,109	24,190
Cash, cash equivalents, and restricted cash at end of period	$77,563	$95,109

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year ended December 31,
	2022	2021
Supplemental disclosure of non-cash investing and financing transactions:
Series B Convertible Preferred Stock issuance	$—	$4,988
Exercise of warrants	$—	$603
Forgiveness of Paycheck Protection Program note	$—	$426
Purchase of property and equipment	$911	$16
Right-of-use assets related to operating leases	$2,916	$1,226
Debt issuance costs	$37	$—
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
Modifier Gene Therapy Platform
The Company is developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal diseases ("IRDs"), such as retinitis pigmentosa ("RP"), Leber congenital amaurosis ("LCA"), and Stargardt disease, as well as dry age-related macular degeneration ("AMD") with a single mutation-agnostic therapy. The Company's modifier gene therapy platform is based on the use of nuclear hormone receptors ("NHRs"), which have the potential to restore homeostasis — the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, the Company believes that its modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential to address multiple retinal diseases caused by mutations in multiple genes with one product, and potentially address complex diseases that are potentially caused by imbalances in multiple gene networks.
The Company believes that OCU400 has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including RP and LCA. OCU400 has received Orphan Drug Designation ("ODD") from the United States Food and Drug Administration ("FDA") for nuclear receptor subfamily 2 group E member 3 ("NR2E3")-related RP and LCA and Orphan Medicinal Product Designation ("OMPD") from the European Commission, based on the recommendation of the European Medicines Agency, for RP and LCA. The Company had previously received ODDs from the FDA for the treatment of certain disease genotypes: NR2E3, centrosomal protein 290 ("CEP290"), rhodopsin ("RHO"), and phosphodiesterase 6B mutation-associated inherited retinal degenerations.
The Company is conducting a Phase 1/2 clinical trial to assess the safety of unilateral subretinal administration of OCU400 in patients with NR2E3 and RHO-related RP and CEP290-related LCA in the United States. The Company has completed dosing patients with RP in the dose-escalation portion of the clinical trial, which enrolled 10 subjects to receive a low, medium, or high dose of OCU400 in the subretinal space. The Company is continuing to enroll subjects with RP and LCA in this clinical trial to receive the high dose, which was determined to be the maximum tolerable dose from the dose-escalation portion of the clinical trial. The Company intends to initiate a Phase 1/2 pediatric clinical trial for OCU400 for the treatment of RP and LCA in the second quarter of 2023 and a Phase 3 clinical trial for OCU400 for the treatment of RP and LCA near the end of 2023, subject to discussions with the FDA.
The Company is also developing OCU410 and OCU410ST to utilize the nuclear receptor genes RAR-related orphan receptor A for the treatment of dry AMD and Stargardt disease, respectively. The Company is currently executing Investigational New Drug ("IND")-enabling studies and intends to submit IND applications in the second quarter of 2023 to initiate Phase 1/2 clinical trials.
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. In this therapy, healthy cartilage tissue is grown and implanted in the patient. The Company believes NeoCart has the potential to accelerate healing and reduce pain by reconstructing a patient's previously damaged knee cartilage. It is designed to treat pain at the source, improve function, and potentially prevent a patient's progression to osteoarthritis. The FDA granted a regenerative medicine advanced therapy designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. The Company received concurrence from the FDA on the confirmatory Phase 3 clinical trial design. The Company is renovating an existing facility into a current Good Manufacturing Practice facility in accordance with the FDA's regulations in support of NeoCart manufacturing for Phase 3 clinical trial material. The Company intends to initiate the Phase 3 clinical trial in the first half of 2024, subject to discussions with the FDA.

Vaccines
Intramuscular COVID-19 Vaccine
The Company has a Co-Development, Supply and Commercialization Agreement with Bharat Biotech International Limited ("Bharat Biotech") (as amended, the "Covaxin Agreement"), pursuant to which the Company obtained an exclusive right and license under certain of Bharat Biotech's intellectual property rights, with the right to grant sublicenses, to develop, manufacture, and commercialize COVAXIN for the prevention of COVID-19, caused by SARS-CoV-2, in the United States, its territories, and possessions, Canada, and Mexico (the "Ocugen Covaxin Territory"). COVAXIN is a whole-virion inactivated intramuscular COVID-19 vaccine candidate and is formulated with the inactivated SARS-CoV-2 virus, an antigen, and an adjuvant.
In January 2023, the Company announced top-line results from its Phase 2/3 immuno-bridging and broadening clinical trial in the United States evaluating COVAXIN for adults ages 18 years and older. The clinical trial was designed to evaluate whether the immune response observed in participants in a Phase 3 clinical trial previously conducted by Bharat Biotech in India is similar to a demographically representative, adult population in the United States. The clinical trial met both co-primary immunogenicity endpoints. There were no cases of adverse events or serious adverse events related to the vaccination with COVAXIN. The Company plans to work with government agencies in the United States to obtain funding in order to comply with the requirements of a Biologics License Application submission, including funding to initiate an adult safety clinical trial subject to discussions with the FDA.
In July 2021, the Company completed its rolling submission to Health Canada for COVAXIN. The rolling submission process, which was conducted through the Company's Canadian subsidiary, Vaccigen Ltd., was recommended and accepted under the Minister of Health's Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19 and transitioned to a New Drug Submission ("NDS") for COVID-19. In August 2022, the Company withdrew its NDS based on discussions with Health Canada and is evaluating the requirements for resubmitting an updated NDS. In Mexico, the Comisión Federal para la Protección contra Riesgos Sanitarios authorized emergency use for COVAXIN for adults ages 18 years and older, which remains active. The Company is in discussions with Consejo Nacional de Ciencia y Tecnología in Mexico regarding its submission for emergency use authorization for COVAXIN for pediatric use in ages five to 18 years.
Inhaled Mucosal Vaccines
In September 2022, the Company entered into an exclusive license agreement ("WU License Agreement") with The Washington University in St. Louis ("Washington University"), pursuant to which the Company obtained the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Europe, and Japan. The WU License Agreement was amended in January 2023 to add the countries of South Korea, Australia, and China to the territory rights (together with the United States, Europe, and Japan, the "Mucosal Vaccine Territory"). Utilizing these rights, the Company is developing a novel inhaled mucosal vaccine platform, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine. As these vaccine candidates are being developed to be administered through inhalation, the Company believes they have the potential to generate rapid local immunity in the upper airways and lungs where viruses enter and infect the body, which the Company believes may help reduce or prevent infection and transmission as well as provide protection against new virus variants. OCU510 is being developed for the global market. The Company intends to initiate IND-enabling studies and work closely with government agencies to obtain funding for the development of these inhaled mucosal vaccines.
Novel Biologic Therapy for Retinal Diseases
We are developing OCU200, which is a novel fusion protein containing parts of human tumstatin and transferrin. OCU200 is designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. The Company has completed the technology transfer of manufacturing processes to its contract development and manufacturing organization and has produced clinical trial materials to initiate a Phase 1 clinical trial. The Company submitted an IND application to the FDA in February 2023 to initiate a Phase 1 clinical trial targeting DME.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $81.4 million and $58.4 million for the years ended December 31, 2022 and

2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $213.0 million and cash, cash equivalents, and investments totaling $90.9 million. This amount will not meet the Company's capital requirements over the next 12 months. The Company believes that its cash, cash equivalents, and investments will enable it to fund its operations into the first quarter of 2024. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.
The Company is subject to risks, expenses, and uncertainties frequently encountered by companies in its industry. The Company intends to continue its research, development, and commercialization efforts for its product candidates, which will require significant additional funding. If the Company is unable to obtain additional funding in the future or its research, development, and commercialization efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company. The Company plans to increase working capital through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the adult safety clinical trial for COVAXIN and for the development of the Company's novel inhaled mucosal vaccine platform, or funding from other third parties. Such financing and funding may not be available at all, or on terms that are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, its plan may not be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital, or appropriately manage certain discretionary spending, could have a material adverse effect on the Company's ability to achieve its intended business objectives.
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
Segment Information
As of December 31, 2022, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker, the Company's Chief Executive Officer, makes decisions regarding resource allocation and assesses performance. As of December 31, 2022, substantially all of the Company's assets were located in the United States.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on cash and cash equivalents to other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recorded $1.4 million as interest income for the year ended December 31, 2022. The Company's restricted cash balance as of December 31, 2021 consisted of cash held to collateralize a corporate credit card account.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$77,563	$94,958
Restricted cash	—	151
Total cash, cash equivalents, and restricted cash	$77,563	$95,109
Fair Value Measurements
The Company follows the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements ("ASC 820"), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:
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
Marketable Securities
The Company accounts for marketable securities in accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities ("ASC 320"). The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities are classified as trading securities if the security is bought and held primarily to be sold in the near term. Debt securities are classified as held to maturity if management has both the positive intent and ability to hold until the maturity of the security. All securities not classified as trading securities or held to maturity securities are classified as available for sale securities. The Company's current marketable securities are comprised of debt securities, including commercial paper, which are classified as available-for-sale securities in accordance with ASC 320. At the time of purchase, the Company classifies marketable securities with maturities of 90 days or less as cash equivalents on the consolidated balance sheets.
Available-for-sale securities are recorded at fair value based on inputs that are observable, either directly or indirectly, such as quoted prices for identical securities in active markets (Level 1) or quoted prices for similar securities in active markets or inputs that are observable (Level 2). Unrealized gains and losses are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Amortization of premium or accretion of discount on debt securities are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.
The Company reviews investments in debt securities for other-than-temporary impairment if the fair value of the investment is less than the amortized cost basis. The assessment for other-than-temporary impairment is performed at the individual security level. The Company did not recognize any impairments with respect to its debt securities during the year ended December 31, 2022. The Company did not invest in debt securities prior to 2022.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, and investments. The Company's cash, cash equivalents, and investments are held in accounts at financial institutions that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk beyond the standard credit risk associated with commercial banking relationships.
Financial Instruments
The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). Additionally, the Company assesses all financial instruments to determine liability versus stockholders' equity classification in accordance with ASC 815 and FASB ASC Topic 480, Distinguishing Liabilities from Equity. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value as a derivative liability and is then revalued at each reporting date, with changes in the fair value reported as other income (expense), net in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instrument should be recorded as a liability or as stockholders' equity, is evaluated at the end of each reporting period.
Property and Equipment, Net
The Company's property and equipment currently includes furniture and fixtures, machinery and equipment, leasehold improvements, and construction in progress. Property and equipment is recorded at historical cost less accumulated depreciation. Significant additions or improvements are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is calculated using the straight-line method and is recognized over the expected useful life of the underlying asset. Depreciation expense is included as research and development expense or general and administrative expense in the consolidated statements of operations and comprehensive loss based on the underlying nature of the associated asset. Construction in progress is not depreciated until such time that the asset is completed and placed into service. The Company's construction in progress as of December 31, 2022 related to the renovation of one of the Company's leased properties to develop a laboratory and manufacturing facility and the equipment that will be utilized in the laboratory and manufacturing facility that has not yet been placed into service. Once placed into service, this equipment will be depreciated over its expected useful life.
Expected useful lives by major asset category are as follows:

Furniture and fixtures	3 to 7 years
Machinery and equipment	5 to 7 years
Leasehold improvements	Shorter of the expected useful life or remaining lease term
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
The Company currently leases real estate classified as operating leases. Operating leases are included in other assets and operating lease obligations in the Company's consolidated balance sheets. At lease commencement, the Company records a lease liability based on the present value of the lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise and records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. Lease expense is recognized on a straight-line basis over the lease term and recognized as research and development expense or general and administrative expense based on the underlying nature of the expense. FASB ASC Topic 842, Leases ("ASC 842") requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit interest rates were not readily determinable in the Company's current operating leases. As such, the incremental borrowing rates were used based on the information available at the commencement dates in determining the present value of lease payments.
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
Variable payments not dependent on an index or rate associated with the Company's leases are recognized when the event, activity, or circumstance is probable. Variable payments include the Company's proportionate share of certain utilities and other operating expenses and are presented as operating expenses in the Company's consolidated statements of operations and comprehensive loss in the same line item as expense arising from fixed lease payments.
Impairment of Assets
The Company reviews its assets, including property and equipment, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. These indicators include, but are not limited to, a significant change in the extent or manner in which an asset is used or its physical condition, a significant decrease in the market price of an asset, or a significant adverse change in the business or the industry that could affect the value of an asset. An asset is tested for impairment by comparing the net carrying value of the asset to the undiscounted net cash flows to be generated from the use and eventual disposition of the asset.
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
Expense related to stock-based compensation awards granted with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based compensation awards generally vest over a one to three year requisite service period. Stock options have a contractual term of 10 years. Expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Expense related to stock-based compensation awards are recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise and RSU vesting are newly-issued common shares.
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
The assumptions used in Ocugen's Black-Scholes option-pricing model for stock options are as follows:
Expected Term. As Ocugen does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term of employee stock options subject to service-based vesting conditions is determined using the "simplified" method, as prescribed in SEC's Staff Accounting Bulletin No. 107, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option.
Expected Volatility. The expected volatility is based on historical volatilities of Ocugen and similar entities within Ocugen's industry for periods commensurate with the assumed expected term.
Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
Expected Dividends. The expected dividend yield is 0% because Ocugen has not historically paid, and does not expect for the foreseeable future to pay, a dividend on its common stock.
Collaboration Arrangements
The Company assesses whether collaboration agreements are subject to FASB ASC Topic 808, Collaborative Arrangements ("ASC 808"), based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the transactions between the Company and the collaboration partner are subject to other accounting literature. If transactions with a collaboration partner are reflective of a vendor-customer relationship, the Company accounts for those payments within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers. However, if the Company concludes that its collaboration partner is not a customer, the Company will record transactions with the collaboration partner under an appropriate recognition method that is determined and applied consistently either by analogy to appropriate accounting literature or be applying a reasonable accounting policy election. Classification of such transactions in the consolidated statements of operations and comprehensive loss is based on the nature of the transaction.
Income Taxes
The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date.
The Company evaluates its deferred tax assets each period to ensure that the estimated future taxable income will be sufficient in character, amount, and timing, to result in its realizability. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets, unless it is more likely than not that those assets will be realized. Management utilizes considerable judgment when establishing deferred tax valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As events and circumstances change, valuation allowances are adjusted within the consolidated statement of operations and comprehensive loss when applicable.
The Company recognizes net tax benefits under the recognition and measurement criteria of FASB ASC Topic 740, Income Taxes, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. The Company recognizes a tax benefit for positions taken for tax return purposes when it will be more likely than not that the positions will be sustained upon tax examination, based solely on the technical merits of the tax positions. Otherwise, no tax benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations and comprehensive loss. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. As a result, the Company's provision for income taxes is recorded on the basis of available information, but amounts recorded may be impacted as a result of future examinations.
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
3.    License and Development Agreements
Co-Development and Commercialization Agreement with CanSino Biologics, Inc.
The Company entered into a co-development and commercialization agreement with CanSino Biologics, Inc. ("CanSinoBIO") with respect to the development and commercialization of the Company's modifier gene therapy product candidates, OCU400, OCU410, and OCU410ST. The co-development and commercialization agreement was originally entered into in September 2019 with regards to OCU400, and was subsequently amended in September 2021 and November 2022 (as so amended, the "CanSinoBIO Agreement"), to include OCU410 and OCU410ST, respectively, to the Company's existing collaboration with CanSinoBIO. Pursuant to the CanSinoBIO Agreement, the Company and CanSinoBIO are collaborating on the development of the Company's modifier gene therapy platform. CanSinoBIO is responsible for the chemistry, manufacturing, and controls development and manufacture of clinical supplies of such products and is responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize the Company's modifier gene therapy platform in and for China, Hong Kong, Macau, and Taiwan (the "CanSinoBIO Territory"), and the Company maintains exclusive development, manufacturing, and commercialization rights with respect to the Company's modifier gene therapy platform outside the CanSinoBIO Territory (the "Company Territory"). The CanSinoBIO Agreement is a collaborative arrangement within the scope of ASC 808.
CanSinoBIO will pay to the Company an annual royalty between mid- and high-single digits based on Net Sales (as defined in the CanSinoBIO Agreement) of the products included in the Company's modifier gene therapy platform in the CanSinoBIO Territory. The Company will pay to CanSinoBIO an annual royalty between low- and mid-single digits based on Net Sales of the products included in the Company's modifier gene therapy platform in the Company Territory.
Unless earlier terminated, the CanSinoBIO Agreement will continue in force on a country-by-country and product-by-product basis until the later of (a) the expiration of the last valid claim of the Company's patent rights covering OCU400, OCU410, and OCU410ST and (b) the tenth (10th) anniversary of the first commercial sale of OCU410 and OCU410ST in such country. The CanSinoBIO Agreement will also terminate contemporaneously upon the termination of the SERI Agreement (as defined below), provided that CanSinoBIO is not in breach or default of the CanSinoBIO Agreement. The CanSinoBIO Agreement may be terminated by either party in its entirety upon (a) a material or persistent breach of the CanSinoBIO Agreement by the other party, (b) a challenge by the other party or any of its affiliates of any intellectual property controlled by the terminating party, or (c) bankruptcy or insolvency of the other party.
Exclusive License Agreement with Washington University
In September 2022, the Company entered into the WU License Agreement with Washington University, pursuant to which the Company was granted an exclusive, sublicensable, royalty-bearing license to patent rights for an inhaled mucosal COVID-19 vaccine, as well as a license to certain tangible research property and technical information necessary to exploit the patent rights within the United States, Europe, and Japan. The Company paid Washington University an initial license issuance fee of $1.0 million, which was recognized as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. In January 2023, the Company amended the WU License Agreement to add the countries of South Korea, Australia, and China to the Mucosal Vaccine Territory. The Company is required to pay Washington University an annual license maintenance fee, payments upon the achievement of certain development and commercial milestones in the aggregate amount of up to $37.0 million, and low single-digit percentage royalties on Net Sales of licensed products (as defined in the WU License Agreement).
Pursuant to the WU License Agreement, the Company may make, have made, sell, offer for sale, use, market, promote, distribute, export, and import licensed products in the Mucosal Vaccine Territory. The Company will use commercially reasonable efforts to develop, manufacture, promote, and sell the licensed products in the Mucosal Vaccine Territory.
Washington University maintains control of patent preparation, filing, prosecution, and maintenance. The Company is responsible for Washington University's out-of-pocket expenses related to the preparation, filing, prosecution, issuance, and maintenance of the licensed patent rights incurred pursuant to the WU License Agreement.
The WU License Agreement will expire on a country-by-country basis and a licensed product-by-licensed product basis and end, separately in each such country and for each such licensed product, upon the latter of (a) the expiration date of the last valid claim, (b) the fifteenth (15th) anniversary of the date of the first commercial sale of a licensed product, or (c) the expiration of the last form of market exclusivity (as defined in the WU License Agreement), subject to the earlier termination of the WU License Agreement in accordance with its terms. In addition, the Company may terminate the WU License Agreement without cause by giving at least 90 days written notice. The WU License Agreement contains customary termination provisions in the event of an uncured material breach or upon certain corporate actions, including bankruptcy, receivership, or liquidation.
Co-Development, Supply and Commercialization Agreement with Bharat Biotech
The Company entered into the Covaxin Agreement with Bharat Biotech to co-develop COVAXIN for the Ocugen Covaxin Territory. The Covaxin Agreement was originally entered into in February 2021 with respect to the U.S. market and was subsequently amended in June 2021 to add rights to the Canadian market, for which the Company paid Bharat Biotech a non-refundable, upfront payment of $15.0 million in June 2021, which was recognized as research and development expense in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2021. The Company additionally agreed to pay Bharat Biotech $10.0 million within 30 days after the first commercial sale of COVAXIN in Canada. The Covaxin Agreement was amended a second time in April 2022 to add rights to the Mexican market. The Covaxin Agreement is a collaborative arrangement within the scope of ASC 808.
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
Under the Covaxin Agreement, the Company is collaborating with Bharat Biotech to develop COVAXIN for their respective territories. Except with respect to manufacturing rights under certain circumstances as described below, the Company has the exclusive right and is solely responsible for researching, developing, manufacturing, and commercializing COVAXIN for the Ocugen Covaxin Territory. Bharat Biotech is responsible for researching, developing, manufacturing, and commercializing COVAXIN outside of the Ocugen Covaxin Territory. Bharat Biotech agreed to provide to the Company preclinical and clinical data, and to transfer to the Company certain proprietary technology owned or controlled by Bharat Biotech, that is necessary for the successful commercial manufacture and supply of COVAXIN to support potential commercial sale in the Ocugen Covaxin Territory.
In September 2021, the Company entered into a Development and Commercial Supply Agreement (the "Supply Agreement") with Bharat Biotech, pursuant to which Bharat Biotech will supply the Company with clinical trial materials and commercial supplies of COVAXIN finished drug product prior to the completion of a technology transfer. Following the completion of a technology transfer, Bharat Biotech will supply COVAXIN drug product components and continue to supply finished drug product as necessary for the commercial manufacture and supply of COVAXIN. In March 2021, the Company issued shares of Series B Convertible Preferred Stock (as defined in Note 10) as an advance payment for the supply of COVAXIN to be provided by Bharat Biotech under the Supply Agreement. See Note 10 for additional information about the Series B Convertible Preferred Stock issuance to Bharat Biotech.
The Covaxin Agreement continues in effect for the commercial life of COVAXIN, subject to the earlier termination of the Covaxin Agreement in accordance with its terms. The Covaxin Agreement also contains customary representations and warranties made by the Company and Bharat Biotech and customary provisions relating to indemnification, limitation of liability, confidentiality, information and data sharing, and other matters. The Supply Agreement expires upon the expiration of the Covaxin Agreement and may be earlier terminated by the Company or Bharat Biotech in the event of an uncured material breach or bankruptcy of the other party.
Exclusive License Agreement with The Schepens Eye Research Institute, Inc.
In December 2017, the Company entered into an exclusive license agreement with The Schepens Eye Research Institute, Inc. ("SERI"), which was amended in January 2021 (as so amended, the "SERI Agreement"). The SERI Agreement gives the Company an exclusive, worldwide, sublicensable license to patent rights, biological materials, and technical information for NHR genes Nuclear Receptor Subfamily 1 Group D Member 1 ("NR1D1"), NR2E3 (OCU400), RORA (OCU410 and OCU410ST), Nuclear Protein 1, Transcriptional Regulator ("NUPR1"), and Nuclear Receptor Subfamily 2 Group C Member 1 ("NR2C1"). The January 2021 amendment to the SERI Agreement additionally granted the Company rights in co-owned intellectual property pursuant to certain patents and provisional patents at the time of the amendment. Under the SERI Agreement, the Company may make, have made, use, offer to sell, sell, and import licensed products, and must use commercially reasonable efforts to bring one or more licensed products to market as soon as reasonably practicable.
The SERI Agreement requires the Company to pay licensing fees for patent rights granted, an annual license maintenance fee, payment of certain development and commercial milestones in the aggregate amount of $16.1 million, and low single-digit percentage royalties on annual net sales of products that fall under the licensed patent rights. The SERI Agreement is a collaborative arrangement within the scope of ASC 808.
SERI maintains control of patent preparation, filing, prosecution, and maintenance. The Company is responsible for SERI's out-of-pocket expenses related to the filing, prosecution, and maintenance of the licensed patent rights. In the event that SERI decides to discontinue the prosecution or maintenance of the licensed patent rights, the Company has the right, but not the obligation, to file for, or continue to prosecute, maintain, or enforce such licensed patent rights. The Company has assumed prosecution of certain licensed patent rights under the SERI Agreement.
The SERI Agreement will expire on the expiration date of the last to expire licensed patent rights, subject to the earlier termination of the SERI Agreement in accordance with its terms. The Company may terminate the license upon 180 days prior written notice. SERI may immediately terminate the SERI Agreement if the Company ceases to carry on its business with respect to the licensed patent rights, fails to make payments within thirty days of receiving a written notice of missed payment, fails to comply with its diligence obligations, defaults on its obligation to procure and maintain insurance, one of its officers is convicted of a felony related to the licensed products, the Company breaches any material obligation of the agreement and does not cure such breach within 90 days, or if the Company becomes bankrupt or insolvent.
Exclusive License Agreement with the University of Colorado
In March 2014, the Company entered into an exclusive license agreement with the University of Colorado ("CU"), which was amended in January 2017 and clarified by a letter of understanding in November 2017 (as so amended and clarified, the "CU Agreement"). The CU Agreement gives the Company an exclusive, worldwide, sublicensable license to patents for OCU200 to make, have made, use, import, offer to sell, sell, have sold, and practice the licensed products in all therapeutic applications. Under the CU Agreement, the Company must use commercially reasonable efforts to develop, manufacture, sublicense, market, and sell the licensed products, and has assumed primary responsibility for preparing, filing, and prosecuting broad patent claims for OCU200 for CU's benefit. Further, the Company assumed primary responsibility for all patent activities, including all costs associated with the perfection and maintenance of the patents for OCU200.
The CU Agreement requires the payment for certain regulatory milestones aggregating to $1.5 million, an annual minimum payment that began the third year after the effective date, low single-digit percentage earned royalties on net sales, and royalties in the mid-teens on sublicense income of OCU200. The Company has made no milestone or royalty payments to date pursuant to the CU Agreement.
The CU Agreement will expire on the latter of the expiration date of the last to expire licensed patent or the end of any relevant statutory or regulatory exclusivity period. The Company may terminate the CU Agreement upon 60 days prior written notice. CU may terminate the CU Agreement upon 60 days notice if the Company fails to make payments within 60 days of such payment's due date, breaches and does not cure any diligence obligation, provides any materially false report, or otherwise materially breaches and does not cure any material provision of the CU Agreement.
License Agreement with Purpose Co. Ltd.
In December 2005, Histogenics Corporation ("Histogenics") entered into an exclusive agreement (the "Purpose Agreement") to sublicense certain technology from Purpose Co. Ltd. ("Purpose"), which the Company assumed as a result of its reverse merger with Histogenics. Purpose entered into the original license agreement ("BWH-Purpose Agreement") with Brigham and Women's Hospital, Inc. ("BWH") in August 2001. The BWH-Purpose Agreement granted Purpose an exclusive, royalty-bearing, worldwide, sublicensable license, under its rights in licensed patents and patent applications co-owned by BWH and Purpose to make, use, and sell (1) an apparatus for cultivating a cell or tissue, (2) cell or tissue products made using such apparatus, (3) cell or tissue products made using processes for cultivating a cell or tissue as disclosed in the licensed patents and patent applications, and (4) any apparatus that cultivates cells or tissues using such processes, in each case, whose manufacture, use, or sale is covered by a valid claim of the licensed patents and patent applications, only for therapeutic use. Pursuant to the Company's sublicense from Purpose, the Company is obligated to pay minimum royalties and low single-digit royalties based on the net sales of licensed products, milestone payments, and sublicense payments due on the BWH-Purpose Agreement. Histogenics paid an aggregate of $1.0 million in minimum royalty and sublicense payments under the terms of the Purpose Agreement prior to the reverse merger.
The Purpose Agreement was amended and restated in June 2012, pursuant to which Purpose granted Histogenics outside of Japan: (i) exclusive rights to all of Purpose's technology (owned or licensed) related to the exogenous tissue processors, which is used in the development of NeoCart, (ii) continued supply of exogenous tissue processors, and (iii) rights to manufacture the exogenous tissue processors at any location the Company chooses. In exchange for such consideration, Purpose was granted an exclusive license in Japan for the use of all of the Company's NeoCart technology and was reimbursed for development costs on a multi-unit exogenous tissue processor. In May 2016, the Purpose Agreement was amended, whereby Histogenics reacquired the development and commercialization rights to NeoCart in Japan.
The Purpose Agreement, as amended, provides the Company with the ability, worldwide, to (i) use, make, have made, sell, offer for sale, import or otherwise exploit products or services covered by claims of Purpose's patents and (ii) use, reproduce, modify, create derivative works of and otherwise exploit Purpose's technology for the design, development, manufacture, testing, support, and commercialization of any product or service that incorporates or builds upon Purpose's technology, in each case, only in connection with articular cartilage, ligaments, tendons, and meniscus. Purpose retains the right to sell its single unit exogenous tissue processer machines to research institutes for general but noncommercial use anywhere in the world.
Under the Purpose Agreement, the Company is obligated to pay Purpose up to $10.0 million upon the achievement of certain regulatory and commercial milestones as well as a royalty payment in the low single-digits on the net sales in Japan of NeoCart. Such royalty payment shall be reduced to the extent NeoCart does not rely on an outstanding Purpose patent.

The BWH-Purpose Agreement remains in effect for the life of the licensed patents. The BWH-Purpose Agreement may be terminated if BWH is provided written notice at least 60 days in advance. BWH has the right to terminate the agreement if minimum royalty payments or other payments fail to be made or otherwise the BWH-Purpose Agreement is breached and such breach is not cured within 30 days of BWH providing notice. Upon the termination of the BWH-Purpose Agreement, the Company's sublicense will convert to a nonexclusive license to only Purpose's interest in the licensed products or processes. Upon written notice to Purpose of the Company's intent to stop using the technology sublicensed to the Company in the BWH-Purpose license, Purpose will reassume all responsibility under the BWH-Purpose license or at Purpose's option, allow the license to lapse.
4.    Fair Value Measurements
The following table summarizes the fair value and the classification by level of input within the fair value hierarchy of financial assets that are recurring fair value measurements (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,564	$999	$—	$77,563
Marketable securities:
U.S. government agency securities and treasuries	—	7,433	—	7,433
Commercial paper	—	5,938	—	5,938
Total assets	$76,564	$14,370	$—	$90,934
As of December 31, 2022, the valuation of the Company's marketable securities utilized Level 2 inputs in the fair value hierarchy. See Note 2 for additional information. The valuation of the advance for COVAXIN supply, at the time of issuance, utilized Level 3 inputs in the fair value hierarchy and is a nonrecurring fair value measurement. See Note 10 for additional information. Further, the Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement (as defined in Note 9) approximate their carrying value. See Note 9 for additional information.
5.    Marketable Securities
The following table provides the amortized cost and fair value of the Company's available-for-sale investments by security type as reflected on the consolidated balance sheets (in thousands):

	As of December 31, 2022
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities and treasuries	$7,432	$1	$—	$7,433
Commercial paper	5,938	—	—	5,938
Total marketable securities	$13,370	$1	$—	$13,371
As of December 31, 2022, marketable securities consisted of investments that mature within one year. The Company did not have marketable securities as of December 31, 2021.

6.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
	2022	2021
Furniture and fixtures	$337	$284
Machinery and equipment	1,685	855
Leasehold improvements	1,603	167
Construction in progress	3,049	232
Total property and equipment	6,674	1,538
Less: accumulated depreciation	(621)	(374)
Total property and equipment, net	$6,053	$1,164
7.    Operating Leases
The Company has commitments under operating leases for office, laboratory, and future manufacturing space in Malvern, Pennsylvania. The Company's leases have initial terms of approximately seven years and include options to extend the operating leases for up to 10 years. The options for extension have been excluded from the lease terms (and lease liabilities) as it is not reasonably certain that the Company will exercise such options.
The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2022	2021
Operating lease cost	$774	$360
Variable lease cost	158	105
Total lease cost	$932	$465
Supplemental balance sheet information related to leases was as follows (in thousands):

	As of December 31,
	2022	2021
Right-of-use assets, net	$3,910	$1,587

Current lease obligations	$498	$363
Non-current lease obligations	3,587	1,231
Total lease liabilities	$4,085	$1,594
Supplemental information related to leases was as follows:

	Year ended December 31,
	2022	2021
Weighted-average remaining lease terms (years)	6.3	5.3
Weighted-average discount rate	6.4%	4.1%

Future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
2023	$763
2024	787
2025	810
2026	834
2027	834
Thereafter	978
Total	$5,006
Less: present value adjustment	(921)
Present value of minimum lease payments	$4,085
8.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
	2022	2021
Research and development	$1,894	$866
Clinical	3,310	703
Professional fees	437	747
Employee-related	2,752	1,716
Other	1,507	293
Total accrued expenses and other current liabilities	$9,900	$4,325
9.    Debt
In September 2016, pursuant to the U.S. government's Immigrant Investor Program, commonly known as the EB-5 program, the Company entered into an arrangement (the "EB-5 Loan Agreement") to borrow up to $10.0 million from EB5 Life Sciences, L.P. ("EB-5 Life Sciences") in $0.5 million increments. Borrowings may be limited by the amount of funds raised by EB-5 Life Sciences and are subject to certain job creation requirements by the Company. Borrowings are at a fixed interest rate of 4.0% per annum and are to be utilized in the clinical development, manufacturing, and commercialization of the Company's product candidates and for the general working capital needs of the Company. Outstanding borrowings pursuant to the EB-5 Loan Agreement, including accrued interest, become due upon the seventh anniversary of the disbursement, subject to certain extension provisions. Amounts repaid cannot be re-borrowed. The EB-5 Loan Agreement borrowings are secured by substantially all assets of the Company, except for any patents, patent applications, pending patents, patent licenses, patent sublicenses, trademarks, and other intellectual property rights. Under the terms and conditions of the EB-5 Loan Agreement, the Company borrowed $1.0 million during 2016, $0.5 million during 2020, and an additional $0.5 million in September 2022. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of the loan.
The carrying values of the EB-5 Loan Agreement borrowings as of December 31, 2022 and 2021 are summarized below (in thousands):

	As of December 31,
	2022	2021
Principal outstanding	$2,000	$1,500
Plus: accrued interest	307	241
Less: unamortized debt issuance costs	(18)	(29)
Carrying value, net	$2,289	$1,712

10.    Equity
Offerings of Common Stock
At-the-Market Offerings
During the year ended December 31, 2022, the Company sold 4.7 million shares of common stock under an At Market Issuance Sales Agreement ("Sales Agreement"), which the Company entered into in June 2022 with certain agents, pursuant to which the Company could, from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $160.0 million. The offer and sale of the shares of common stock made pursuant to the Sales Agreement were made under the Company's Registration Statement on Form S-3ASR, which was previously filed with the SEC and became automatically effective on March 22, 2021, as supplemented by a prospectus supplement, dated June 10, 2022. The Company received net proceeds of $7.9 million after deducting equity issuance costs of $0.4 million. Subsequent to December 31, 2022, the Company sold additional shares pursuant to the Sales Agreement. See Note 16 for additional information.
During the year ended December 31, 2021, the Company sold 1.0 million shares of the Company's common stock in an at-the-market offering commenced in August 2020 and received net proceeds of $4.8 million, after deducting equity issuance costs of $0.1 million.
Public Offering
In February 2022, the Company entered into an underwriting agreement with an underwriter, pursuant to which the Company sold 16.0 million shares of its common stock at a public offering price of $3.13 per share (the "Public Offering"). Upon the closing of the Public Offering, the Company received net proceeds of $49.8 million, after deducting equity issuance costs payable by the Company.
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
Each share of Series B Convertible Preferred Stock is convertible, at the option of Bharat Biotech, into 10 shares of the Company's common stock (the "Conversion Ratio") only after (i) the Company received stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation, which the Company received in April 2021, and (ii) the Company's receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement, and further on the terms and subject to the conditions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the "Certificate of Designation"). As of December 31, 2022, the conversion condition relating to the delivery of the first 10.0 million doses of COVAXIN had not been met. The conversion rate of the Series B Convertible Preferred Stock is subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to the Company's common stock. Bharat Biotech is entitled to receive dividends on the Series B Convertible Preferred Stock equal (on an as-converted to common stock basis) to and in the same form as dividends actually paid on shares of common stock, when and if such dividends are paid. Except as provided by law and certain protective provisions set forth in the Certificate of Designation, the Series B Convertible Preferred Stock has no voting rights. Upon a liquidation or dissolution of the Company, holders of

Series B Convertible Preferred Stock would be entitled to receive the same amount that a holder of common stock would receive if the Series B Convertible Preferred Stock were fully converted to common stock.
The Company accounted for the issuance of the Series B Convertible Preferred Stock in accordance with ASC 718 and recorded its grant date fair value of $5.0 million within stockholders' equity during the year ended December 31, 2021, with a corresponding short-term asset for the advanced payment for the supply of COVAXIN included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2021. The Company utilized the traded common stock price, adjusted by the Conversion Ratio, to value the Series B Convertible Preferred Stock and the Finnerty model to estimate a 15% discount rate for the lack of marketability of the instrument. The valuation incorporated Level 3 inputs in the fair value hierarchy, including the estimated time until the instrument's liquidity and estimated volatility of the Company's common stock as of the grant date.
As of December 31, 2022 and 2021, the remaining balance of the short-term asset for the advanced payment for the supply of COVAXIN was $4.1 million and $5.0 million, respectively. The reduction in the advanced payment resulted from the Company's receipt of COVAXIN drug product components from Bharat Biotech, which the Company utilized to produce the demonstration batch at Jubilant HollisterStier during the year ended December 31, 2022.
11.    Warrants
Canada Warrants
In July 2021, the Company entered into a consulting agreement with regard to the Company's Canadian operations (the "Canada Consulting Agreement"). Compensation under the Canada Consulting Agreement included the issuance of warrants to purchase up to 0.2 million shares of the Company's common stock (the "Canada Warrants") and cash payments of up to $3.0 million, both dependent upon the achievement of certain milestones related to COVAXIN. The Canada Warrants were issued on July 15, 2021, have an exercise price of $6.36 per share, and were accounted for in accordance with ASC 718. The Canada Consulting Agreement terminates on July 15, 2023 and the Canada Warrants terminate on July 15, 2031, unless earlier terminated in accordance with their terms. As of December 31, 2022 and 2021, all of the Canada Warrants were outstanding and unvested.
OpCo Warrants
Beginning in 2016, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants"). As of December 31, 2022 and 2021, 0.6 million OpCo Warrants were outstanding. As of December 31, 2022, the outstanding OpCo Warrants had a weighted-average exercise price of $6.23 per share and expire between 2026 and 2027.
12.    Stock-Based Compensation
Stock-based compensation expense for stock options and RSUs is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2022	2021
General and administrative	$7,777	$4,909
Research and development	2,764	2,049
Total	$10,541	$6,958
As of December 31, 2022, the Company had $14.9 million of unrecognized stock-based compensation expense related to stock options and RSUs outstanding, which is expected to be recognized over a weighted average period of 1.8 years as of December 31, 2022.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of December 31, 2022, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 19.5 million equity awards in respect to the Company's common stock, respectively. In addition to stock options and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The assumptions utilized in the fair value calculations for stock options as of December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
Weighted average expected option term (years)	5.9	6.0
Range of expected stock price volatility	106% – 110%	109% – 116%
Weighted average expected stock price volatility	107%	111%
Range of risk-free interest rate	1.4% – 4.2%	0.4% – 1.4%
Expected dividend rate	0%	0%
The following table summarizes the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2021	10,086,167	$2.59	8.8	$24,664
Granted	6,024,830	3.82		—
Exercised	(1,540,142)	0.86		2,592
Forfeited	(3,719,568)	4.25		483
Options outstanding at December 31, 2022	10,851,287	$2.95	8.3	$1,385
Options exercisable at December 31, 2022	2,950,927	$2.92	7.6	$548
The weighted average grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 were $3.12 and $2.87, respectively. The total fair value of stock options vested during the years ended December 31, 2022 and 2021 were $6.1 million and $2.6 million, respectively. During the years ended December 31, 2022 and 2021, the Company received $1.3 million and $0.9 million of cash proceeds from the exercises of stock options, respectively.
RSUs
The following table summarizes the RSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (In Thousands)
RSUs outstanding at December 31, 2021	191,811	$6.79	$873
Granted	1,359,393	4.05	5,509
Vested	(63,123)	6.60	157
Forfeited	(563,271)	4.59	1,242
RSUs outstanding at December 31, 2022	924,810	$4.12	$1,202

13.    Income Taxes
The Company's losses before income taxes and provision (benefit) for income taxes is as follows (in thousands):

	Year ended December 31,
	2022	2021
Loss before income taxes	$(81,351)	$(58,417)
Provision (benefit) for income taxes	—	(52)
A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2022	2021
Expected provision at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	7.4%	7.9%
Tax credits	3.3%	3.2%
Change in state tax rate	(11.6)%	—%
Other, net	(1.7)%	(0.1)%
Change in valuation allowance	(18.4)%	(31.9)%
Effective tax rate	—%	0.1%
The Company's deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$51,884	$52,038
Capital loss carryforwards	7,298	7,298
Start-up costs	9,699	11,235
Accruals and reserves	629	448
Intellectual property	5,057	1,960
Stock-based compensation	2,709	2,064
Capitalization of research and development expense	10,379	—
Tax credits	6,655	4,350
Lease liabilities	1,029	461
Total deferred tax assets	95,339	79,854
Valuation allowance	(94,364)	(79,395)
Deferred tax assets, net of valuation allowance	$975	$459

Deferred tax liabilities:
Lease right-of-use assets	(975)	(459)
Net deferred tax assets	$—	$—
The Company's valuation allowance increased during 2022 by approximately $15.0 million primarily due to Section 174 expenditure capitalization. The Company has evaluated both positive and negative evidence when assessing the realizability of its deferred tax assets. Management has considered the Company's history of cumulative net losses, estimated future taxable income as well as tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss ("NOL") carryforwards of $200.5 million and $184.4 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cut and Jobs Act generally allows federal losses generated after 2017 to be carried over indefinitely, but also limits the NOL deduction to the lesser of the NOL carryover or 80% of a corporation's taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended ("IRC")). Additionally, there is no carryback for losses generated after 2017. Losses generated prior to 2018 are deductible using the lesser of a corporation's NOL carryover or 100% of a corporation's taxable income and have a 20 year carryforward period. The Company has federal NOLs generated after 2017 of $147.9 million, which do not expire. The federal NOLs generated prior to 2018 of $52.6 million will expire at various dates through 2037. In addition, the Company has a capital loss carryforward of $26.7 million, which may be available to offset future capital gains and expires in 2024.
As of December 31, 2022 and 2021, the Company had U.S. state NOL carryforwards of $198.9 million and $183.1 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2042. As of December 31, 2022 and 2021, the Company had federal tax credit carryforwards of approximately $6.5 million and $3.8 million, respectively, which are available to offset future federal tax liabilities which expire at various dates through 2042. As of December 31, 2022 and 2021, the Company had state tax credit carryforwards of approximately $0.2 million and $0.7 million, respectively, which are available to reduce future tax liabilities and expire at various dates through 2034.
NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and relevant state tax authorities. Utilization of NOL and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the IRC and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future federal and state tax liabilities.
The Company has not yet conducted a comprehensive study to assess whether any ownership change has occurred since its inception. A limitation may result in the expiration of a portion of the NOL or tax credit carryforwards before utilization, which would be offset by a change in the Company's valuation allowance. Until a study is completed by the Company, no NOL carryforward amounts will be offset by an unrecognized tax benefit related to Section 382.
A full valuation allowance has also been recorded against the Company's tax credits. If an adjustment is required, it would be offset by a corresponding change in the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2022	2021
Gross unrecognized tax benefits at beginning of year	$303	$303
Additions for tax positions taken in a prior year	—	—
Additions for tax positions taken in the current year	—	—
Reductions for tax positions taken in the prior year due to settlement	—	—
Reductions for tax positions taken in the prior year due to statutes lapsing	—	—
Gross unrecognized tax benefits at end of year	$303	$303
The uncertain tax positions giving rise to the unrecognized tax benefits of $0.3 million at December 31, 2022 and 2021 relate to the timing of certain income and deductions for federal income tax purposes taken by Histogenics prior to the Company's reverse merger with Histogenics. The reversal of unrecognized tax benefits would not have any impact on the effective tax rate in the future and is not expected to create cash liability.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In a normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open from 2019 to present.

14.    Net Loss per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Year ended December 31,
	2022	2021
Net loss — basic and diluted	$(81,351)	$(58,365)
Shares used in calculating net loss per common share — basic and diluted	214,600,051	195,013,043
Net loss per common share — basic and diluted	$(0.38)	$(0.30)
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as their inclusion would have been antidilutive:

	Year ended December 31,
	2022	2021
Options to purchase common stock	10,851,287	10,086,167
RSUs	924,810	191,811
Warrants	798,352	799,251
Series A Convertible Preferred Stock (as converted to common stock)	—	3,115
Series B Convertible Preferred Stock (as converted to common stock)	547,450	547,450
Total	13,121,899	11,627,794
15.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, debt agreements, and consulting agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (see Note 3). Commitments under lease agreements are future minimum lease payments (see Note 7). Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement (see Note 9). Commitments under consulting agreements include payments upon the achievement of certain milestones related to COVAXIN (see Note 11).
Contingencies
In June 2021, a securities class action lawsuit was filed against the Company and certain of its agents in the U.S. District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the announcement of the Company's decision to pursue the submission of a BLA for COVAXIN for adults ages 18 years and older rather than pursuing an EUA for the vaccine candidate. In July 2021, a second securities class action lawsuit was filed against the Company and certain of its agents in the Court (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. The complaints seek unspecified damages, interest, attorneys' fees, and other costs. In March 2022, the Court consolidated these two related securities class action lawsuits and appointed Andre Galan Bernd Benayon to serve as lead plaintiff. The lead plaintiff's amended complaint was filed in June 2022. The Company filed a motion to dismiss the amended complaint in August 2022. The lead plaintiff's opposition to the motion to dismiss was filed in October 2022. The Company filed its reply in support of the motion to dismiss in November 2022. Oral argument on the motion to dismiss took place in January 2023 and no decision has been made to date by the Court. As with any litigation, the Company cannot predict the outcome with certainty, but the Company expects to provide further updates on the status of the motion to dismiss as available.
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
16.    Subsequent Events
Subsequent to December 31, 2022, the Company sold 4.5 million shares of its common stock under the Sales Agreement. The Company received net proceeds of $5.6 million after deducting equity issuance costs of $0.2 million. See Note 10 for additional information regarding the Sales Agreement.