Form 10-Q
period 2023-06-30
Ocugen, Inc.
filed 2023-08-21
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of August 14, 2023, there were 256,488,914 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 28, 2023 (the "2022 Annual Report") and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 5, 2023 (the "First Quarter 10-Q") include, among other things, statements about:
•our estimates regarding expenses, future revenues, capital requirements, as well as the timing, availability of, and the need for, additional financing to continue to advance our product candidates;
•our activities with respect to OCU400, including the results from our ongoing Phase 1/2 trial and our ability to continue enrollment and initiate dosing in adult LCA patients and pediatric patients in our ongoing Phase 1/2 trial and subsequently initiate and complete a Phase 3 trial;
•our ability to obtain funding from government agencies in the United States and/or other countries to continue the development of our inhaled mucosal vaccine platform;
•the uncertainties associated with the clinical development and regulatory approval of our product candidates, OCU400, OCU410, OCU410ST, NeoCart, and OCU200, including potential delays in the initiation, enrollment, and completion of current and future clinical trials, including our ability to resolve the FDA's clinical hold on our IND application for OCU200;
•our ability to realize any value from our product candidates and preclinical programs being developed and anticipated to be developed, in light of inherent risks and difficulties involved in successfully commercializing products and the risk that our products, if approved, may not achieve broad market acceptance;
•the uncertainties in obtaining successful trial results for our product candidates and unexpected costs that may result therefrom;
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
•the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers; and

•other matters discussed under the heading "Risk Factors" contained in the 2022 Annual Report, the First Quarter 10-Q, and in any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our 2022 Annual Report and in our First Quarter 10-Q, particularly under the section titled "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$70,578	$77,563
Marketable securities	—	13,371
Prepaid expenses and other current assets	2,874	7,558
Total current assets	73,452	98,492
Property and equipment, net	11,720	6,053
Other assets	3,804	4,087
Total assets	$88,976	$108,632
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,881	$8,062
Accrued expenses and other current liabilities	7,787	9,900
Operating lease obligations	526	498
Current portion of long term debt	1,266	—
Total current liabilities	13,460	18,460
Non-current liabilities
Operating lease obligations, less current portion	3,308	3,587
Long term debt, net	1,472	2,289
Other non-current liabilities	455	244
Total non-current liabilities	5,235	6,120
Total liabilities	18,695	24,580
Commitments and contingencies (Note 13)
Stockholders' equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022
Series A; zero shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Series B; 54,745 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Common stock; $0.01 par value; 295,000,000 shares authorized, 256,608,552 and 221,721,182 shares issued, and 256,487,052 and 221,599,682 shares outstanding at June 30, 2023 and December 31, 2022, respectively	2,566	2,217
Treasury stock, at cost, 121,500 shares at June 30, 2023 and December 31, 2022	(48)	(48)
Additional paid-in capital	320,181	294,874
Accumulated other comprehensive income	22	26
Accumulated deficit	(252,441)	(213,018)
Total stockholders' equity	70,281	84,052
Total liabilities and stockholders' equity	$88,976	$108,632
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$14,169	$9,007	$23,727	$16,922
General and administrative	9,564	10,558	17,757	20,677
Total operating expenses	23,733	19,565	41,484	37,599
Loss from operations	(23,733)	(19,565)	(41,484)	(37,599)
Other income (expense), net	808	94	2,061	109
Net loss	$(22,925)	$(19,471)	$(39,423)	$(37,490)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2)	10	(3)	10
Unrealized gain (loss) on marketable securities	(1)	—	(1)	—
Comprehensive loss	$(22,928)	$(19,461)	$(39,427)	$(37,480)

Shares used in calculating net loss per common share — basic and diluted	238,311,498	215,862,977	231,952,888	210,806,330
Net loss per share of common stock — basic and diluted	$(0.10)	$(0.09)	$(0.17)	$(0.18)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	54,745	$1	221,721,182	$2,217	$(48)	$294,874	$26	$(213,018)	$84,052
Stock-based compensation expense	—	—	—	—	—	—	—	2,689	—	—	2,689
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	348,555	3	—	(4)	—	—	(1)
Issuance of common stock for capital raises, net	—	—	—	—	4,478,956	45	—	5,514	—	—	5,559
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	(16,498)	(16,498)
Balance at March 31, 2023	—	$—	54,745	$1	226,548,693	$2,265	$(48)	$303,073	$25	$(229,516)	$75,800
Stock-based compensation expense	—	—	—	—	—	—	—	2,632	—	—	2,632
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	59,859	1	—	9	—	—	10
Issuance of common stock for capital raises, net	—	—	—	—	30,000,000	300	—	14,467	—	—	14,767
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	(22,925)	(22,925)
Balance at June 30, 2023	—	$—	54,745	$1	256,608,552	$2,566	$(48)	$320,181	$22	$(252,441)	$70,281

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	7	$—	54,745	$1	199,502,183	$1,995	$(48)	$225,537	$—	$(131,667)	$95,818
Stock-based compensation expense	—	—	—	—	—	—	—	3,299	—	—	3,299
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	277,323	3	—	177	—	—	180
Issuance of common stock for capital raises, net	—	—	—	—	15,973,420	160	—	49,691	—	—	49,851
Net loss	—	—	—	—	—	—	—	—	—	(18,019)	(18,019)
Balance at March 31, 2022	7	$—	54,745	$1	215,752,926	$2,158	$(48)	$278,704	$—	$(149,686)	$131,129
Stock-based compensation expense	—	—	—	—	—	—	—	2,079	—	—	2,079
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	515,221	5	—	356	—	—	361
Series A convertible preferred stock conversion	(7)	—	—	—	3,115	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(19,471)	(19,471)
Balance at June 30, 2022	—	$—	54,745	$1	216,271,262	$2,163	$(48)	$281,139	$10	$(169,157)	$114,108
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(39,423)	$(37,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	348	166
Amortization (accretion) on marketable securities	(182)	—
Non-cash interest expense	54	38
Non-cash lease expense	265	334
Stock-based compensation expense	5,321	5,378
Impairment of advance for COVAXIN supply	4,074	—
Loss on disposal of fixed assets related to COVAXIN	363	—
Other	439	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	572	132
Accounts payable and accrued expenses	(8,625)	2,844
Lease obligations	(252)	(265)
Net cash used in operating activities	(37,046)	(28,863)
Cash flows from investing activities
Purchases of marketable securities	(3,947)	—
Proceeds from the maturities of marketable securities	17,500	—
Purchases of property and equipment	(4,389)	(1,589)
Net cash provided by (used in) investing activities	9,164	(1,589)
Cash flows from financing activities
Proceeds from issuance of common stock, net	20,690	50,538
Payment of equity issuance costs	(222)	(200)
Proceeds from issuance of debt	500	—
Payment of debt issuance costs	(68)	—
Net cash provided by financing activities	20,900	50,338
Effect of changes in exchange rate on cash and cash equivalents	(3)	10
Net (decrease) increase in cash and cash equivalents	(6,985)	19,896
Cash, cash equivalents, and restricted cash at beginning of period	77,563	95,109
Cash and cash equivalents at end of period	$70,578	$115,005
Supplemental disclosure of non-cash investing and financing transactions:
Equity issuance costs	$133	$69
Purchases of property and equipment	$2,637	$491
Right-of-use asset related to operating leases	$—	$2,918
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business
Ocugen, Inc., together with its wholly owned subsidiaries ("Ocugen" or the "Company"), is a biotechnology company focused on discovering, developing, and commercializing novel gene and cell therapies, biologics, and vaccines that improve health and offer hope for patients across the globe. The Company is headquartered in Malvern, Pennsylvania, and manages its business as one operating segment.
Modifier Gene Therapy Platform
The Company is developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal diseases ("IRDs"), such as retinitis pigmentosa ("RP"), Leber congenital amaurosis ("LCA"), and Stargardt disease, as well as dry age-related macular degeneration ("AMD") with a gene-agnostic therapy. The Company's modifier gene therapy platform is based on the use of nuclear hormone receptors ("NHRs"), which have the potential to restore homeostasis—the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, the Company believes that its modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential both to address multiple retinal diseases caused by mutations in multiple genes with a gene-agnostic therapy and to address complex diseases that are potentially caused by imbalances in multiple gene networks.
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
The Company is conducting a Phase 1/2 trial to assess the safety and efficacy of unilateral subretinal administration of OCU400 in patients with nuclear receptor subfamily 2 group E member 3 ("NR2E3") and rhodopsin ("RHO")-related RP and centrosomal protein 290 ("CEP290")-related LCA in the United States. The Company has completed dosing adult RP patients in the dose-escalation portion of the trial, which enrolled 10 patients to receive a low, medium, or high dose of OCU400 in the subretinal space. Additionally, the Company completed dosing eight adult RP patients with the high dose, which was determined to be the maximum tolerable dose from the dose-escalation portion of the trial. The Company is continuing to enroll adult LCA patients to receive the medium dose based on the nature of the disease for this subset of the patient population. In April 2023, the Company announced positive preliminary data among adult RP patients treated in the first two cohorts of the Phase 1/2 trial. In Cohorts 1 and 2 of the trial, seven participants with severe vision impairment due to RP associated with the RHO and NR2E3 gene mutations received a unilateral subretinal injection of either a low dose or a medium dose of OCU400, respectively. The preliminary results showed a favorable safety profile and visual improvements after treatment with OCU400 as measured by multi-luminance mobility testing ("MLMT") and best corrected visual acuity assessment ("BCVA"). Additionally, the Company is continuing to enroll pediatric patients in the ongoing Phase 1/2 trial for the treatment of RP and LCA. The Company also intends to initiate a Phase 3 trial for OCU400 for the treatment of RP and LCA near the end of 2023/early 2024, subject to the outcome of the ongoing Phase 1/2 trial and discussions with the FDA on the proposed Phase 3 trial plan.
The Company is also developing OCU410 and OCU410ST, utilizing the nuclear receptor genes RAR-related orphan receptor A ("RORA"), for the treatment of dry AMD and Stargardt disease, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection. OCU410ST has received ODD from the FDA for the treatment of ABCA4-associated retinopathies, including Stargardt disease. The Company submitted Investigational New Drug ("IND") applications to the FDA for both OCU410 and OCU410ST in the second quarter of 2023. The FDA cleared the Company's IND applications, and the Company intends to initiate Phase 1/2 trials by the end of 2023.
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. In this therapy, healthy cartilage tissue is grown and implanted in the patient. Cartilage defects often lead to osteoarthritis if left untreated. Current surgical and nonsurgical treatment options are limited in their efficacy and durability. NeoCart has the potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. The FDA granted a regenerative medicine advanced therapy ("RMAT") designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, the Company received concurrence from the FDA on the confirmatory Phase 3 trial design. The Company is renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. The Company intends to initiate the Phase 3 trial in the second half of 2024.
Inhaled Mucosal Vaccine Platform
The Company is developing a next-generation, inhalation-based mucosal vaccine platform based on the ChAd vector, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine. The Company's inhaled mucosal vaccine platform is driven by its conviction to serve a public health concern, which requires the endorsement and support of government funding, both domestically and with respect to in-licensed territories abroad, in order to develop and ultimately commercialize its vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, the Company believes they have the potential to generate rapid local immunity in the upper airways and lungs, where viruses enter and infect the body. The Company believes this unique delivery method may help reduce or prevent infection and transmission as well as provide protection against new virus variants. The Company is continuing the internal development of its inhaled mucosal vaccine platform to achieve IND readiness and intends to submit an IND application in 2024, provided it receives government funding. The Company has submitted multiple proposals to obtain government funding and is continuing discussions with relevant government agencies regarding developmental funding for its inhaled mucosal vaccine platform.
Novel Biologic Therapy for Retinal Diseases
The Company is developing OCU200, which is a novel fusion protein containing parts of human transferrin and tumstatin. OCU200 is designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. The Company has completed the technology transfer of manufacturing processes to its contract development and manufacturing organization ("CDMO") and has produced trial materials to initiate a Phase 1 trial. In April 2023, the FDA placed the Company's IND application to initiate a Phase 1 trial targeting DME on clinical hold, as part of the FDA's request for additional information related to CMC. The Company is working to provide the FDA with the requested information as promptly as possible and does not currently expect the clinical hold to impact the anticipated overall timing of the OCU200 clinical development program.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $39.4 million and $37.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $252.4 million and cash and cash equivalents totaling $70.6 million. This amount will not meet the Company's capital requirements for the next 12 months after the date that the condensed consolidated financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.
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

As a result of these factors, together with the anticipated continued spending that will be necessary to continue to research, develop, and commercialize the Company's product candidates, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not contain any adjustments that might result from the resolution of any of the above uncertainties.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2023 (the "2022 Annual Report"). The condensed consolidated financial statements include the accounts of Ocugen and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.5 million and $1.2 million as interest income for the three and six months ended June 30, 2023, respectively. The Company recorded $0.1 million and $0.2 million as interest income for the three and six months ended June 30, 2022, respectively.
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

Marketable Securities
The Company accounts for marketable securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities ("ASC 320"). The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Marketable securities with maturities of 90 days or less at the time of purchase are classified as cash equivalents on the condensed consolidated balance sheets. Debt securities are classified as trading securities if the security is bought and held primarily to be sold in the near term. Debt securities are classified as held-to-maturity if management has both the positive intent and ability to hold until the maturity of the security. Debt securities not classified as trading securities or held-to-maturity securities are classified as available-for-sale securities. The Company's marketable securities were previously comprised of debt securities and were classified as available-for-sale securities. The Company's marketable securities matured during the six months ended June 30, 2023.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. The Company's cash and cash equivalents are held in accounts at financial institutions that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk beyond the standard credit risk associated with commercial banking relationships.
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
Expense related to stock-based compensation awards is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based compensation awards generally vest over a one to three year requisite service period. Stock options have a contractual term of 10 years. Expense related to stock-based compensation awards is recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise and RSU vesting are newly-issued common shares.
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
3.    Fair Value Measurements
The following table summarizes the fair value and the classification by level of input within the fair value hierarchy of financial assets as of December 31, 2022 that are recurring fair value measurements (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$76,564	$999	$—	$77,563
Marketable securities
U.S. government agency securities and treasuries	—	7,433	—	7,433
Commercial paper	—	5,938	—	5,938
Total assets	$76,564	$14,370	$—	$90,934
The valuation of the Company's cash and cash equivalents totaling $70.6 million, as of June 30, 2023, utilized Level 1 inputs. The valuation of the Company's marketable securities, which matured during the six months ended June 30, 2023, utilized Level 2 inputs. See Note 2 for additional information. Further, the Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement (as defined in Note 8) approximates its carrying value. See Note 8 for additional information.
4.    Marketable Securities
The Company's marketable securities matured during the six months ended June 30, 2023. The following table provides the amortized cost basis and fair value of the Company's available-for-sale investments as of December 31, 2022 by security type as reflected on the condensed consolidated balance sheets (in thousands):

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

5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Furniture and fixtures	$337	$337
Machinery and equipment	1,557	1,685
Leasehold improvements	2,023	1,603
Construction in progress	8,696	3,049
Total property and equipment	12,613	6,674
Less: accumulated depreciation	(893)	(621)
Total property and equipment, net	$11,720	$6,053
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
The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2023	$384
2024	787
2025	810
2026	834
2027	834
Thereafter	978
Total	$4,627
Less: present value adjustment	(793)
Present value of minimum lease payments	$3,834
7.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Research and development	$896	$1,894
Clinical	395	3,310
Professional fees	1,154	437
Employee-related	2,327	2,752
Other	3,015	1,507
Total accrued expenses and other current liabilities	$7,787	$9,900
8.    Debt
In September 2016, in connection with the U.S. government's foreign national investor program, commonly known as the EB-5 Program, the Company entered into a financing arrangement (the "EB-5 Loan Agreement") which provided for cumulative borrowings of up to $10.0 million from EB5 Life Sciences, L.P. ("EB-5 Life Sciences") as the lender. Pursuant to the EB-5

Loan Agreement, borrowings were made in $0.5 million increments with a fixed interest rate of 4.0% per annum (the "Original Offering"). The borrowings pursuant to the Original Offering are secured by substantially all of the Company's assets, with the exception of any patents, patent applications, pending patents, patent licenses, patent sublicenses, trademarks, and other intellectual property rights held by the Company.
Under the terms and conditions of the Original Offering, the Company borrowed $1.0 million during 2016, $0.5 million during 2020, $0.5 million in September 2022, and an additional $0.5 million in May 2023. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of each borrowing. Pursuant to the Original Offering, each outstanding borrowing, including accrued interest, becomes due upon the seventh anniversary of its disbursement date, subject to certain extension provisions. Once repaid, amounts cannot be re-drawn.
The March 2022 EB-5 Reform and Integrity Act of 2022 (the "RIA") enacted changes to the EB-5 Program, including but not limited to: raising the minimum investment amount for a targeted employment area (the "TEA") from its previous level of $0.5 million to its new level of $0.8 million, as well as modifying the process for the creation of TEAs. Under the previous regime, the state in which the TEA would be located could send a letter in support of efforts to designate a TEA. Under the current regime, only U.S. Citizenship and Immigration Services can designate TEAs.
In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, including accrued interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of June 30, 2023.
The carrying values of the borrowings pursuant to the Original Offering as of June 30, 2023 and December 31, 2022 are summarized below (in thousands):

	June 30, 2023	December 31, 2022
Principal outstanding	$2,500	$2,000
Plus: accrued interest	350	307
Less: unamortized debt issuance costs	(112)	(18)
Carrying value, net	2,738	2,289
Less: current portion of long term debt	(1,266)	—
Long term debt, net of current portion	$1,472	$2,289
9.    Equity
Offerings of Common Stock
Public Offerings
In May 2023, the Company entered into an underwriting agreement with an underwriter, pursuant to which the Company sold 30.0 million shares of its common stock at a public offering price of $0.50 per share (the "May 2023 Public Offering"). The Company received net proceeds of $14.8 million after deducting equity issuance costs. The May 2023 Public Offering was made pursuant to the Company's Registration Statement on Form S-3, which was previously filed with the SEC and became effective on April 21, 2023, as supplemented by a prospectus supplement, dated May 24, 2023.
In February 2022, the Company entered into an underwriting agreement with an underwriter, pursuant to which the Company sold 16.0 million shares of its common stock at a public offering price of $3.13 per share. The Company received net proceeds of $49.8 million after deducting equity issuance costs.
At-the-Market Offering
In June 2022, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with certain agents, pursuant to which the Company could, from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $160.0 million. During the six months ended June 30, 2023, the Company sold 4.5 million shares of its common stock and received net proceeds of $5.6 million after deducting issuance costs of $0.2 million. The Sales Agreement was terminated in February 2023.
COVAXIN Preferred Stock Purchase Agreement
On March 1, 2021, the Company entered into a preferred stock purchase agreement (the "Preferred Stock Purchase Agreement") with Bharat Biotech International Limited ("Bharat Biotech"), pursuant to which the Company agreed to issue and sell 0.1 million shares of the Company's Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Convertible Preferred Stock"), at a price per share equal to $109.60, to Bharat Biotech. On March 18, 2021, the Company issued the Series B Convertible Preferred Stock as an advance payment of $6.0 million for the supply of COVAXIN to be provided by Bharat Biotech pursuant to a Development and Commercial Supply Agreement (the "Supply Agreement").
Each share of Series B Convertible Preferred Stock was convertible, at the option of Bharat Biotech, into 10 shares of the Company's common stock (the "Conversion Ratio") only after (i) the Company received stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation, which the Company received in April 2021, and (ii) the Company's receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement, and further on the terms and subject to the conditions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. The conversion rate of the Series B Convertible Preferred Stock was subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to the Company's common stock.
The Company accounted for the issuance of the Series B Convertible Preferred Stock in accordance with ASC 718 and recorded its grant date fair value of $5.0 million within stockholders' equity during the year ended December 31, 2021, with a corresponding short-term asset for the advanced payment for the supply of COVAXIN included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of December 31, 2021. The Company utilized the traded common stock price, adjusted by the Conversion Ratio, to value the Series B Convertible Preferred Stock and the Finnerty model to estimate a 15% discount rate for the lack of marketability of the instrument. The valuation incorporated Level 3 inputs in the fair value hierarchy, including the estimated time until the instrument's liquidity and the estimated volatility of the Company's common stock as of the grant date. As of December 31, 2022, the remaining balance of the short-term asset for the advanced payment for the supply of COVAXIN was $4.1 million.
In April 2023, the FDA announced the cancellation of all emergency use authorizations ("EUA") issued with respect to monovalent COVID-19 vaccine formulations. Consequently, the Company determined it was no longer commercially viable to further the development of COVAXIN, a monovalent vaccine, in its North American territories. As of June 30, 2023, the conversion condition relating to the delivery of the first 10.0 million doses had not been met. During the three and six months ended June 30, 2023, the Company wrote off the remaining balance of the short-term asset for the advanced payment for the supply of COVAXIN of $4.1 million to research and development expense in the condensed consolidated statements of operations and comprehensive loss.
10.    Warrants
Canada Warrants
In July 2021, the Company entered into a consulting agreement with regard to the Company's Canadian operations (the "Canada Consulting Agreement"). Compensation under the Canada Consulting Agreement included the issuance of warrants to purchase up to 0.2 million shares of the Company's common stock (the "Canada Warrants") and cash payments of up to $3.0 million, both dependent upon the achievement of certain milestones related to COVAXIN. The Canada Warrants were issued on July 15, 2021, had an exercise price of $6.36 per share, and were accounted for in accordance with ASC 718. As of June 30, 2023, in connection with the Company's decision to terminate the COVAXIN program, the Canada Consulting Agreement and the Canada Warrants were terminated by mutual agreement.
OpCo Warrants
Beginning in 2016, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants"). As of June 30, 2023 and December 31, 2022, 0.6 million OpCo Warrants were outstanding. As of June 30, 2023, the outstanding OpCo Warrants had a weighted average exercise price of $6.23 per share and expire between 2026 and 2027.

11.    Stock-Based Compensation
Stock-based compensation expense for stock options and RSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
General and administrative	$1,987	$1,495	$3,939	$3,711
Research and development	645	584	1,382	1,667
Total	$2,632	$2,079	$5,321	$5,378
As of June 30, 2023, the Company had $15.0 million of unrecognized stock-based compensation expense related to stock options and RSUs outstanding, which is expected to be recognized over a weighted-average period of 1.8 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). As of June 30, 2023, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 28.4 million equity awards with respect to the Company's common stock, respectively. In addition to stock options and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2022	10,851,287	$2.95	8.3	$1,385
Granted	4,722,889	$1.07
Exercised	(240,000)	$0.41
Forfeited	(1,195,241)	$2.63
Stock options outstanding at June 30, 2023	14,138,935	$2.40	8.4	$236
Stock options exercisable at June 30, 2023	6,465,712	$2.70	7.6	$176
The weighted average grant date fair values of stock options granted during the three and six months ended June 30, 2023 were $0.43 and $0.88, respectively. The weighted average grant date fair values of stock options granted during the three and six months ended June 30, 2022 were $1.96 and $3.26, respectively. The total fair values of stock options vested during the three and six months ended June 30, 2023 were $2.5 million and $8.1 million, respectively. The total fair values of stock options vested during the three and six months ended June 30, 2022 were $1.1 million and $4.0 million, respectively.

RSUs
The following table summarizes the Company's RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2022	924,810	$4.12
Granted	3,186,442	$1.20
Vested	(245,758)	$4.44
Forfeited	(418,671)	$1.83
RSUs outstanding at June 30, 2023	3,446,823	$1.68
12.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss — basic and diluted	$(22,925)	$(19,471)	$(39,423)	$(37,490)
Shares used in calculating net loss per common share — basic and diluted	238,311,498	215,862,977	231,952,888	210,806,330
Net loss per common share — basic and diluted	$(0.10)	$(0.09)	$(0.17)	$(0.18)
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	14,138,935	12,424,733	14,138,935	12,424,733
RSUs	3,446,823	975,042	3,446,823	975,042
Warrants	628,834	3,110,655	628,834	3,110,655
Series B Convertible Preferred Stock (as converted to common stock)	547,450	547,450	547,450	547,450
Total	18,762,042	17,057,880	18,762,042	17,057,880
13.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, and debt agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (commitments under the Company's licensing agreements are more fully described within the Company's 2022 Annual Report). Commitments under lease agreements are future minimum lease payments (see Note 6). Commitments under debt agreements are the future payments of principal and accrued interest under the EB-5 Loan Agreement (see Note 8). As of June 30, 2023, in connection with the Company's decision to terminate the COVAXIN program, the Canada Consulting Agreement was terminated by mutual agreement (see Note 10). Additionally, the Company does not expect to fulfill any commitments under the amended Co-Development, Supply and Commercialization Agreement (the "Covaxin Agreement") with Bharat Biotech (described within the Company's 2022 Annual Report) as a result of the termination of the COVAXIN program.

Contingencies
In June 2021, a securities class action lawsuit was filed against the Company and certain of its agents in the U.S. District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the announcement of the Company's decision to pursue the submission of a BLA for COVAXIN for adults ages 18 years and older rather than pursuing an EUA. In July 2021, a second securities class action lawsuit was filed against the Company and certain of its agents in the Court (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. The complaints seek unspecified damages, interest, attorneys' fees, and other costs. In March 2022, the Court consolidated these two related securities class action lawsuits and appointed Andre Galan Bernd Benayon to serve as lead plaintiff. The lead plaintiff's amended complaint was filed in June 2022. In March 2023, the Court granted the Company's motion to dismiss with prejudice. The lead plaintiff has appealed to the United States Court of Appeals for the Third Circuit regarding the order that was entered in March 2023, which dismissed the action with prejudice. The lead plaintiff's appellant's brief and joint appendix were filed in July 2023. The Company's appellees' brief was filed in August 2023, and the lead plaintiff's reply brief is due in September 2023.
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
Overview
We are a biotechnology company focused on discovering, developing, and commercializing novel gene and cell therapies, biologics, and vaccines that improve health and offer hope for patients across the globe.
Our cutting-edge technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of NHRs, we believe our modifier gene therapy platform has the potential to address many retinal diseases, including RP, LCA, dry AMD, and Stargardt disease, with a gene-agnostic therapy.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative medicine cell therapy platform technology, NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults.
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine. The development of our inhaled mucosal vaccine platform requires the endorsement and support of government funding, both domestically and with respect to in-licensed territories abroad.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein containing human transferrin and tumstatin. OCU200 is designed to treat DME, DR, and wet AMD.
Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including IRDs, such as RP, LCA, and Stargardt disease, as well as dry AMD. Our modifier gene therapy platform is based on the use of NHRs, which have the potential to restore homeostasis—the basic biological processes in the retina. Unlike single-gene replacement therapies, which only target one genetic mutation, we believe that our modifier gene therapy platform, through its use of NHRs, represents a novel approach that has the potential both to address multiple retinal diseases caused by mutations in multiple genes with a gene-agnostic therapy and to address complex diseases that are potentially caused by imbalances in multiple gene networks.
IRDs, such as RP and LCA, can lead to visual impairment and blindness. RP and LCA are associated with over 125 mutated genes that affect over 1.6 million individuals worldwide. We believe that OCU400 has the potential to be broadly effective in restoring retinal integrity and function across a range of genetically diverse IRDs, including RP and LCA. OCU400 has received ODD from the FDA and OMPD from the EC for the treatment of RP and LCA. We believe these broad ODD and OMPD designations demonstrate that OCU400 has the potential to be a broad-spectrum therapeutic to treat multiple IRDs. These ODD and OMPD designations represent gene-agnostic broad coverage for RP and LCA and are not mutation-specific designations.
We are conducting a Phase 1/2 trial to assess the safety and efficacy of unilateral subretinal administration of OCU400 in patients with NR2E3 and RHO-related RP and CEP290-related LCA in the United States. We have completed dosing adult RP patients in the dose-escalation portion of the trial, which enrolled 10 patients to receive a low, medium, or high dose of OCU400 in the subretinal space. Additionally, we have completed dosing eight adult RP patients with the high dose, which was determined to be the maximum tolerable dose from the dose-escalation portion of the trial. We are continuing to enroll adult

LCA patients to receive the medium dose based on the nature of the disease for this subset of the patient population. In April 2023, we announced positive preliminary data among adult RP patients treated in the first two cohorts of the Phase 1/2 trial. In Cohorts 1 and 2 of the trial, seven participants with severe vision impairment due to RP associated with the RHO and NR2E3 gene mutations received a unilateral subretinal injection of either a low dose (1.66 x 1010 vg/mL) or a medium dose (3.33 x 1010 vg/mL) of OCU400, respectively. In the preliminary data analysis, the nine-month follow-up data for three patients and six-month follow-up data for four patients were evaluated. The preliminary results showed a favorable safety profile and visual improvements after treatment with OCU400 as measured by MLMT and BCVA. Over 70% of OCU400 treated eyes in low and medium dose cohorts demonstrated at least one Lux luminance level improvement in MLMT score and 67% of OCU400 treated eyes in the low dose cohort at the nine-month follow-up demonstrated at least two Lux luminance level improvement in MLMT score. Over 40% of OCU400 treated eyes demonstrated 8-11 letters of improvement as measured in BCVA score. Additionally, we are continuing to enroll pediatric patients in the ongoing Phase 1/2 trial for the treatment of RP and LCA. We also intend to initiate a Phase 3 trial for OCU400 for the treatment of RP and LCA near the end of 2023/early 2024, subject to the outcome of the ongoing Phase 1/2 trial and discussions with the FDA on the proposed Phase 3 trial plan.
We are also developing OCU410 and OCU410ST, utilizing the nuclear receptor genes RORA, for the treatment of dry AMD and Stargardt disease, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection. OCU410ST has received ODD from the FDA for the treatment of ABCA4-associated retinopathies, including Stargardt disease. We submitted IND applications to the FDA for both OCU410 and OCU410ST in the second quarter of 2023. The FDA cleared our IND applications, and we intend to initiate Phase 1/2 trials by the end of 2023.
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. In this therapy, healthy cartilage tissue is grown and implanted in the patient. Cartilage defects often lead to osteoarthritis if left untreated. Current surgical and nonsurgical treatment options are limited in their efficacy and durability. NeoCart has the potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. The FDA granted a RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, we received concurrence from the FDA on the confirmatory Phase 3 trial design. We are renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. We intend to initiate the Phase 3 trial in the second half of 2024.
Inhaled Mucosal Vaccine Platform
We are developing a next-generation, inhalation-based mucosal vaccine platform based on the ChAd vector, which includes OCU500, a bivalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and bivalent COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a public health concern, which requires the endorsement and support of government funding, both domestically and with respect to in-licensed territories abroad, in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immunity in the upper airways and lungs, where viruses enter and infect the body. We believe this unique delivery method may help reduce or prevent infection and transmission as well as provide protection against new virus variants. We are continuing the internal development of the inhaled mucosal vaccine platform to achieve IND readiness and intend to submit an IND application in 2024, provided we receive government funding. We have submitted multiple proposals to obtain government funding and we are continuing discussions with relevant government agencies regarding developmental funding for our inhaled mucosal vaccine platform.
Novel Biologic Therapy for Retinal Diseases
We are developing OCU200, which is a novel fusion protein containing parts of human transferrin and tumstatin. OCU200 is designed to treat DME, DR, and wet AMD. We have completed the technology transfer of manufacturing processes to our CDMO and have produced trial materials to initiate a Phase 1 trial. In April 2023, the FDA placed our IND application to initiate a Phase 1 trial targeting DME on clinical hold, as part of the FDA's request for additional information related to CMC. We are working to provide the FDA with the requested information as promptly as possible and do not currently expect the clinical hold to impact the anticipated overall timing of the OCU200 clinical development program.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022	Change
Operating expenses
Research and development	$14,169	$9,007	$5,162
General and administrative	9,564	10,558	(994)
Total operating expenses	23,733	19,565	4,168
Loss from operations	(23,733)	(19,565)	(4,168)
Other income (expense), net	808	94	714
Net loss	$(22,925)	$(19,471)	$(3,454)
Research and development expense
Research and development expense increased by $5.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by $4.5 million related to the impairment of the advanced payment for the supply of COVAXIN as well as the associated loss on the disposal of related fixed assets; $0.4 million in technical service costs related to the development of our modifier gene therapy platform; $0.4 million related to OCU410 and OCU410ST, driven by activities performed to achieve clinical-readiness; $0.4 million related to NeoCart, driven by CMC activities; and $0.3 million in employee-related expenses. These increases were partially offset by a decrease of $1.1 million in expenses related to OCU200, which is driven by a decrease in preclinical activities during the three months ended June 30, 2023.
General and administrative expense
General and administrative expense decreased by $1.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily driven by a reduction of $1.1 million in non-recurring office expenses incurred in connection with the opening of our corporate headquarters and $0.4 million in pre-commercial expenses, both of which were incurred during the three months ended June 30, 2022. These decreases were partially offset by an increase of $0.7 million in employee-related expenses, including $0.5 million in stock-based compensation expense, during the three months ended June 30, 2023.
Other income (expense), net
Other income (expense), net increased by $0.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by an increase of $0.4 million in interest earned on our cash and cash equivalents balance and $0.3 million in co-development activities related to the development of our modifier gene therapy platform.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes the results of our operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022	Change
Operating expenses
Research and development	$23,727	$16,922	$6,805
General and administrative	17,757	20,677	(2,920)
Total operating expenses	41,484	37,599	3,885
Loss from operations	(41,484)	(37,599)	(3,885)
Other income (expense), net	2,061	109	1,952
Net loss	$(39,423)	$(37,490)	$(1,933)
Research and development expense
Research and development expense increased by $6.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by $4.8 million in expenses related to COVAXIN, due to the impairment of the advanced payment for the supply of COVAXIN as well as the associated loss on the disposal of related fixed assets and an increase in clinical expenses, which was offset by a decrease in CMC activities; $1.3 million in technical service costs related to the development of our modifier gene therapy platform; $1.0 million in employee-related expenses; $0.7 million related to NeoCart, driven by CMC activities; $0.4 million related to OCU410 and OCU410ST, driven by activities performed to achieve clinical-readiness; and $0.3 million in professional service costs. These increases were partially offset by a decrease of $2.2 million related to OCU200, which is driven by a decrease in preclinical activities during the six months ended June 30, 2023 .
General and administrative expense
General and administrative expense decreased by $2.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by a reduction of $1.2 million in professional service costs resulting from a decrease in consulting fees, which was partially offset by an increase in legal expenses; $1.2 million in pre-commercial expenses, and $1.1 million in non-recurring office expenses incurred in connection with the opening of our corporate headquarters, all of which were incurred during the six months ended June 30, 2022. These decreases were partially offset by an increase of $1.0 million in employee-related expenses, which was incurred during the six months ended June 30, 2023.
Other income (expense), net
Other income (expense), net increased by $2.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by an increase of $1.1 million in interest earned on our cash and cash equivalents balance and $0.9 million in co-development activities related to the development of our modifier gene therapy platform.
Liquidity and Capital Resources
As of June 30, 2023, we had $70.6 million in cash and cash equivalents. We have not generated revenue from our product candidates to date, and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through June 30, 2023, we have raised an aggregate of $301.0 million to fund our operations, of which $287.2 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $3.3 million was from the issuance of debt, and $0.2 million was from grant proceeds.
During the three and six months ended June 30, 2023, we issued and sold 30.0 million shares of our common stock at a public offering price of $0.50 per share pursuant to the May 2023 Public Offering. We received net proceeds of $14.8 million after deducting equity issuance costs.

During the six months ended June 30, 2023, we sold 4.5 million shares of our common stock under the Sales Agreement and received net proceeds of $5.6 million after deducting equity issuance costs of $0.2 million. The Sales Agreement was terminated in February 2023.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $39.4 million and $37.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $252.4 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $11.7 million and indebtedness of $2.7 million.
The following table provides a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(37,046)	$(28,863)
Net cash provided by (used in) investing activities	9,164	(1,589)
Net cash provided by financing activities	20,900	50,338
Effect of changes in exchange rate on cash and cash equivalents	(3)	10
Net (decrease) increase in cash and cash equivalents	$(6,985)	$19,896
Operating activities
Cash used in operating activities was $37.0 million for the six months ended June 30, 2023 compared to $28.9 million for the six months ended June 30, 2022. The increase in cash used in operating activities was primarily driven by increases in our operating expenses related to the continued development of our product candidates and employee-related expenses. These increases were partially offset by decreases in professional service costs and office expenses incurred in connection with the opening of our corporate headquarters, both of which were incurred during the six months ended June 30, 2022.
Investing activities
Cash provided by investing activities was $9.2 million for the six months ended June 30, 2023 compared to cash used in investing activities of $1.6 million for the six months ended June 30, 2022. The increase in cash provided by investing activities was primarily driven by gross proceeds of $17.5 million from the maturities of marketable securities, classified as available-for-sale, during the six months ended June 30, 2023. This increase was partially offset by purchases of $3.9 million of marketable securities, classified as available-for-sale, during the six months ended June 30, 2023 and an increase of $2.8 million in purchases of property and equipment during the six months ended June 30, 2023.
Financing activities
Cash provided by financing activities was $20.9 million for the six months ended June 30, 2023 compared to $50.3 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, cash provided by financing activities primarily consisted of gross proceeds of a combined $20.7 million received from the May 2023 Public Offering and pursuant to the Sales Agreement. During the six months ended June 30, 2022, cash provided financing activities primarily consisted of gross proceeds of $50.0 million received from the underwritten offering that closed in February 2022.
Contractual Obligations
We have commitments under certain licensing and development agreements, lease obligations, and debt agreements. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "First Quarter 10-Q"), we determined it is no longer commercially viable to further the development of COVAXIN, a monovalent COVID-19 vaccine, in our North American territories as the FDA cancelled all EUAs issued with respect to monovalent COVID-19 vaccine formulations. Accordingly, as of June 30, 2023, the Canada Consulting Agreement was terminated by mutual agreement (see Note 10). Additionally, we do not expect to fulfill any remaining commitments pursuant to the Covaxin Agreement with Bharat Biotech as a result of our decision to terminate the COVAXIN program. Except for the termination of the Canada Consulting Agreement, there have been no material changes to our contractual obligations as reported in our 2022 Annual Report.

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
•the initiation, progress, timing, costs, and results of trials for our product candidates;
•the outcome, timing, and cost of the regulatory approval process for our product candidates;
•the costs of manufacturing and commercialization;
•the costs related to doing business internationally with respect to the development and commercialization of our product candidates;
•the general and administrative impacts of the recent transition in our management and other general and administrative related expenses;
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
•the extent to which we in-license or acquire other products, product candidates, or technologies and out-license our product candidates; and
•the impacts of geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or other acts of war.
As of June 30, 2023, we had cash and cash equivalents of approximately $70.6 million. This amount will not meet our capital requirements for the next 12 months after the date that the condensed consolidated financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We will need to raise significant additional capital in order to fund our operations until we recognize significant revenue from product sales. Our management is currently evaluating different strategies to obtain the funding required for our future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including, but not limited to the impact of the geopolitical turmoil, including the ongoing invasion of Ukraine by Russia, macroeconomic conditions, and the impact of inflation and as a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
As a result of these factors, together with the anticipated continued spending that will be necessary to continue to research, develop, and commercialize our product candidates, there is substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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
Other Company Information
None.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer who is also our interim principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based upon this evaluation, our principal executive officer/interim principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer/interim principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Item 1A.    Risk Factors.
Except as set forth in our First Quarter 10-Q, there have been no material changes in our risk factors as previously disclosed in our 2022 Annual Report. The risks described in our 2022 Annual Report and our First Quarter 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the period covered by this Quarterly Report on Form 10-Q, there were no sales by us of unregistered securities or purchases of equity securities by us that were not previously reported by us in a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Appointment of Interim Chief Accounting Officer
On August 17, 2023, our Board of Directors (the "Board") appointed Ramesh Kumar, Ph.D., a director of our Board, as our Interim Chief Accounting Officer, effective as of August 17, 2023. As compensation for this role, Dr. Kumar will receive a weekly cash payment in the amount of approximately $11,850, representing an annualized base salary of $425,000, plus an annualized cash bonus equal to 45% of Dr. Kumar's base salary. Dr. Kumar will continue to serve as a director, but will not receive any compensation for his services as a director under our Director Compensation Policy while he is serving as the Interim Chief Accounting Officer or for so long as he is otherwise employed by us.
Ramesh Kumar, Ph.D., 68, has been a director since 2019, and previously served as Chair of the Audit Committee since 2019. He co-founded Onconova Therapeutics, Inc. in 1998 and served as its Chief Executive Officer and a member of its board from December 1998 to February 2019 and as its President from 1998 to June 2018. Dr. Kumar previously held positions in research and development and management at Princeton University, Bristol-Myers Squibb, DNX Corporation (later Nextran, a subsidiary of Baxter International Inc.), and Kimeragen, Inc. (later Valigen S.A.), where he served as President of the Genomics and Transgenics Division. Dr. Kumar obtained bachelor's and master's degrees in microbiology from Panjab University and received his Ph.D. in Molecular Biology from the University of Illinois, Chicago and trained at the National Cancer Institute.
There are no arrangements or understandings between Dr. Kumar, on the one hand, and any other persons, on the other hand, pursuant to which Dr. Kumar was appointed as our Interim Chief Accounting Officer. Dr. Kumar does not have a family relationship with any of our directors or executive officers. Furthermore, there are no transactions between Dr. Kumar and us that would be required to be reported under Item 404(a) of Regulation S-K of the Exchange Act, other than in connection with our payment to Dr. Kumar in connection with his services as a director.
On August 17, 2023, in connection with Dr. Kumar's appointment as Interim Chief Accounting Officer, the Board reconstituted the Audit Committee of the Board, so that it consists entirely of independent directors. Following the reconstitution, the new members of the Audit Committee are: Marna C. Whittington, Ph.D. (Chair), Kirsten Castillo, MBA, and Prabhavathi Fernandes, Ph.D.

Approval of Second Amended and Restated Bylaws
On August 18, 2023, in connection with the effectiveness of new SEC rules regarding universal proxy cards and a periodic review of our Amended and Restated Bylaws, our Board of Directors approved and adopted the Second Amended and Restated Bylaws (the "Amended Bylaws"), effective August 18, 2023. The amendments address matters relating to Rule 14a-19 under the Exchange Act (the "Universal Proxy Rules"), providing, among other things, that:
1. a stockholder delivering a notice of nomination must include a representation that it intends to solicit proxies from stockholders representing at least 67% of the voting power of shares entitled to vote on the election of directors;
2. a stockholder delivering a notice of nomination must certify to the Company in writing that it has complied with the Universal Proxy Rules requirements;
3. the company may disqualify a stockholder’s nomination if such stockholder fails to satisfy the Universal Proxy Rules requirements;
4. a stockholder providing notice pursuant to the Company's advance notice bylaws must inform the Company if the stockholder no longer plans to solicit proxies in accordance with the Universal Proxy Rules; and
5. the stockholder must use a proxy card color other than white, which is reserved for the exclusive use of the Board of Directors.
The above description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, which is filed as Exhibit 3.1 hereto and incorporated herein by reference.

Item 6.    Exhibits.
The exhibits listed below are filed or furnished in this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1*	Second Amended and Restated Bylaws of Ocugen, Inc.

31.1*	Certification of the Chief Executive Officer and Interim Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Interim Principal Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: August 21, 2023	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer and Interim Principal Financial Officer)