Form 10-Q
period 2023-09-30
Ocugen, Inc.
filed 2023-11-09
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of November 2, 2023, there were 256,502,434 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on February 28, 2023 (the "2022 Annual Report") and (ii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 filed with the SEC on May 5, 2023 and August 21, 2023, respectively (together with this Quarterly Report on Form 10-Q, the "2023 Quarterly Reports"), include, among other things, statements about:
•our estimates regarding expenses, future revenues, capital requirements, as well as the timing, availability of, and the need for, additional financing to continue to advance our product candidates;
•our activities with respect to OCU400, including the results from our ongoing Phase 1/2 trial, alignment with the FDA on the Phase 3 study design, and subsequently initiate and complete a Phase 3 trial;
•our ability to obtain funding from government agencies in the United States and/or other countries to continue the development of our inhaled mucosal vaccine platform;
•the uncertainties associated with the clinical development and regulatory approval of our product candidates, OCU400, OCU410, OCU410ST, NeoCart, OCU200, and OCU500, including potential delays in the initiation, enrollment, and completion of current and future clinical trials, including our ability to resolve the FDA's clinical hold on our IND application for OCU200;
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
•the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers; and

•other matters discussed under the heading "Risk Factors" contained in the 2022 Annual Report, the 2023 Quarterly Reports, and in any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our 2022 Annual Report and in the 2023 Quarterly Reports, particularly under the section titled "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$53,477	$77,563
Marketable securities	—	13,371
Prepaid expenses and other current assets	3,081	7,558
Total current assets	56,558	98,492
Property and equipment, net	14,469	6,053
Other assets	3,660	4,087
Total assets	$74,687	$108,632
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,921	$8,062
Accrued expenses and other current liabilities	6,399	9,900
Operating lease obligations	540	498
Current portion of long term debt	1,276	—
Total current liabilities	11,136	18,460
Non-current liabilities
Operating lease obligations, less current portion	3,164	3,587
Long term debt, net	1,495	2,289
Other non-current liabilities	497	244
Total non-current liabilities	5,156	6,120
Total liabilities	16,292	24,580
Commitments and contingencies (Note 13)
Stockholders' equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022
Series A; zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Series B; 54,745 shares issued and outstanding at September 30, 2023 and December 31, 2022	1	1
Common stock; $0.01 par value; 295,000,000 shares authorized, 256,621,487 and 221,721,182 shares issued, and 256,499,987 and 221,599,682 shares outstanding at September 30, 2023 and December 31, 2022, respectively	2,566	2,217
Treasury stock, at cost, 121,500 shares at September 30, 2023 and December 31, 2022	(48)	(48)
Additional paid-in capital	322,452	294,874
Accumulated other comprehensive income	27	26
Accumulated deficit	(266,603)	(213,018)
Total stockholders' equity	58,395	84,052
Total liabilities and stockholders' equity	$74,687	$108,632
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$6,342	$15,622	$30,069	$32,544
General and administrative	9,082	7,497	26,839	28,174
Total operating expenses	15,424	23,119	56,908	60,718
Loss from operations	(15,424)	(23,119)	(56,908)	(60,718)
Other income (expense), net	1,262	1,197	3,323	1,306
Net loss	$(14,162)	$(21,922)	$(53,585)	$(59,412)
Other comprehensive income (loss)
Foreign currency translation adjustment	5	20	2	30
Unrealized gain (loss) on marketable securities	—	—	(1)	—
Comprehensive loss	$(14,157)	$(21,902)	$(53,584)	$(59,382)

Shares used in calculating net loss per common share — basic and diluted	256,492,558	216,591,011	240,222,667	212,755,746
Net loss per share of common stock — basic and diluted	$(0.06)	$(0.10)	$(0.22)	$(0.28)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	54,745	$1	221,721,182	$2,217	$(48)	$294,874	$26	$(213,018)	$84,052
Stock-based compensation expense	—	—	—	—	—	—	—	2,689	—	—	2,689
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	348,555	3	—	(4)	—	—	(1)
Issuance of common stock for capital raises, net	—	—	—	—	4,478,956	45	—	5,514	—	—	5,559
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	(16,498)	(16,498)
Balance at March 31, 2023	—	$—	54,745	$1	226,548,693	$2,265	$(48)	$303,073	$25	$(229,516)	$75,800
Stock-based compensation expense	—	—	—	—	—	—	—	2,632	—	—	2,632
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	59,859	1	—	9	—	—	10
Issuance of common stock for capital raises, net	—	—	—	—	30,000,000	300	—	14,467	—	—	14,767
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	(22,925)	(22,925)
Balance at June 30, 2023	—	$—	54,745	$1	256,608,552	$2,566	$(48)	$320,181	$22	$(252,441)	$70,281
Stock-based compensation expense	—	—	—	—	—	—	—	2,174	—	—	2,174
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	12,935	—	—	97	—	—	97
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(14,162)	(14,162)
Balance at September 30, 2023	—	$—	54,745	$1	256,621,487	$2,566	$(48)	$322,452	$27	$(266,603)	$58,395

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	7	$—	54,745	$1	199,502,183	$1,995	$(48)	$225,537	$—	$(131,667)	$95,818
Stock-based compensation expense	—	—	—	—	—	—	—	3,299	—	—	3,299
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	277,323	3	—	177	—	—	180
Issuance of common stock for capital raises, net	—	—	—	—	15,973,420	160	—	49,691	—	—	49,851
Net loss	—	—	—	—	—	—	—	—	—	(18,019)	(18,019)
Balance at March 31, 2022	7	$—	54,745	$1	215,752,926	$2,158	$(48)	$278,704	$—	$(149,686)	$131,129
Stock-based compensation expense	—	—	—	—	—	—	—	2,079	—	—	2,079
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	515,221	5	—	356	—	—	361
Series A convertible preferred stock conversion	(7)	—	—	—	3,115	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(19,471)	(19,471)
Balance at June 30, 2022	—	$—	54,745	$1	216,271,262	$2,163	$(48)	$281,139	$10	$(169,157)	$114,108
Stock-based compensation expense	—	—	—	—	—	—	—	2,495	—	—	2,495
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	538,675	5	—	597	—	—	602
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	(21,922)	(21,922)
Balance at September 30, 2022	—	$—	54,745	$1	216,809,937	$2,168	$(48)	$284,231	$30	$(191,079)	$95,303
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(53,585)	$(59,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	525	307
Amortization (accretion) on marketable securities	(182)	—
Non-cash interest expense	87	58
Non-cash lease expense	401	463
Stock-based compensation expense	7,495	7,873
Impairment of advance for COVAXIN supply	4,074	—
Loss on disposal of fixed assets related to COVAXIN	363	—
Other	379	(673)
Changes in assets and liabilities:
Prepaid expenses and other current assets	132	1,888
Accounts payable and accrued expenses	(10,059)	6,592
Lease obligations	(382)	(261)
Net cash used in operating activities	(50,752)	(43,165)
Cash flows from investing activities
Purchases of marketable securities	(3,947)	—
Proceeds from the maturities of marketable securities	17,500	—
Purchases of property and equipment	(7,754)	(2,433)
Repayment of note receivable	—	761
Net cash provided by (used in) investing activities	5,799	(1,672)
Cash flows from financing activities
Proceeds from issuance of common stock, net	20,788	51,141
Payment of equity issuance costs	(355)	(298)
Proceeds from issuance of debt	500	500
Payment of debt issuance costs	(68)	(43)
Net cash provided by financing activities	20,865	51,300
Effect of changes in exchange rate on cash and cash equivalents	2	30
Net (decrease) increase in cash and cash equivalents	(24,086)	6,493
Cash, cash equivalents, and restricted cash at beginning of period	77,563	95,109
Cash and cash equivalents at end of period	$53,477	$101,602
Supplemental disclosure of non-cash investing and financing transactions:
Equity issuance costs	$—	$2
Purchases of property and equipment	$1,969	$1,231
Right-of-use asset related to operating leases	$—	$2,916
Debt issuance costs	$—	$19
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
The Company is conducting a Phase 1/2 trial to assess the safety and efficacy of unilateral subretinal administration of OCU400 in patients with nuclear receptor subfamily 2 group E member 3 ("NR2E3") and rhodopsin ("RHO")-related RP and centrosomal protein 290 ("CEP290")-related LCA in the United States. The Company has completed dosing adult RP patients as well as completed dosing three LCA patients including a pediatric patient in the Phase 1/2 study. In April 2023, the Company announced positive preliminary data among adult RP patients treated in the first two cohorts of the Phase 1/2 trial. In Cohorts 1 and 2 of the trial, seven participants with severe vision impairment due to RP associated with the RHO and NR2E3 gene mutations received a unilateral subretinal injection of either a low dose or a medium dose of OCU400, respectively. The preliminary results showed a favorable safety profile and visual improvements after treatment with OCU400 as measured by multi-luminance mobility testing ("MLMT") and best corrected visual acuity assessment ("BCVA").
In September 2023, the Company announced a positive trial update for 12 subjects who had completed a minimum follow up of six months. The trial update was an extension of the positive preliminary data mentioned above. The positive trial update demonstrated that OCU400 continued to be generally safe and well-tolerated in subjects across different mutations and dose levels as measured by MLMT, BCVA, and Low-Luminance Visual Acuity ("LLVA"). 83%, 83%, and 75% of participants demonstrated stabilization or improvements in OCU400 treated eyes on BCVA, LLVA, and MLMT scores, respectively from baseline. 86% of participants with the RHO gene mutation experienced either stabilization of or increase in MLMT scores from baseline, including a subset of 29% that demonstrated a three Lux luminance level improvement. The treatment effect on RHO-patients supports gene-agnostic mechanism of action for OCU400. The Company also intends to initiate a Phase 3 trial for OCU400 for the treatment of RP in early 2024, subject to the outcome of the ongoing Phase 1/2 trial and discussions with the FDA on the proposed Phase 3 trial design and timeline. Subsequently, the Company is expecting to expand OCU400 Phase 3 study for LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and alignment with the FDA.
The Company is also developing OCU410 and OCU410ST, utilizing the nuclear receptor genes RAR-related orphan receptor A ("RORA"), for the treatment of dry AMD and Stargardt disease, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection. OCU410ST has received ODD from the FDA for the treatment of ABCA4-associated retinopathies, including Stargardt disease. The Company submitted Investigational New Drug ("IND") applications to the FDA for both OCU410 and OCU410ST in the second quarter of 2023. The FDA cleared the Company's IND applications, and the Company intends to dose patients in the Phase 1/2 trials by the end of 2023.

Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. In this therapy, healthy cartilage tissue is grown and implanted in the patient. Cartilage defects often lead to osteoarthritis if left untreated. Current surgical and nonsurgical treatment options are limited in their efficacy and durability. NeoCart has the potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. In the Phase 2 clinical trial, NeoCart was shown to be generally well-tolerated and demonstrated greater clinical efficacy than microfracture surgery at two years after treatment. In a Phase 3 trial, NeoCart did not meet the primary endpoint of a statistically significant improvement in pain and function in a dual threshold responder analysis one year after treatment as compared to microfracture. However, in the modified Intent to Treat (mITT) population (which excludes those patients who were randomized but not treated with NeoCart), 74.2% of the NeoCart patients exhibited clinically meaningful improvements in pain and function compared to 62.0% of microfracture patients at one year (p=0.071). In this mITT population, patients treated with NeoCart achieved a statistically significant improvement in pain and function (p=0.018) six months after treatment as compared to patients treated with microfracture. Both NeoCart and microfracture were generally well tolerated and exhibited preliminary strong safety profiles. Based on this clinical benefit, the FDA granted a regenerative medicine advanced therapy ("RMAT") designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, the Company received concurrence from the FDA on the confirmatory Phase 3 trial design. The Company is renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. The Company intends to initiate the Phase 3 trial in the second half of 2024.
Inhaled Mucosal Vaccine Platform
The Company is developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. The Company's inhaled mucosal vaccine platform is driven by its conviction to serve a public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize its vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, the Company believes they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. The Company believes this unique delivery method may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In October 2023, OCU500 was selected by the National Institute of Allergy and Infectious Diseases' ("NIAID") Project NextGen for inclusion in clinical trials. OCU500 will be tested via two different mucosal routes, inhalation into the lungs and as a nasal spray. The clinical trials are expected to begin in early 2024. The Company is continuing the internal development of its OCU510 and OCU520 platforms to achieve IND readiness and may submit an IND application in 2024, provided it receives government funding. The Company has submitted multiple proposals to obtain government funding and is continuing discussions with relevant government agencies regarding developmental funding for its OCU510 and OCU520 platforms.
Novel Biologic Therapy for Retinal Diseases
The Company is developing OCU200, which is a novel fusion protein containing parts of human transferrin and tumstatin. OCU200 is designed to treat diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. The Company has completed the technology transfer of manufacturing processes to its contract development and manufacturing organization ("CDMO") and has produced trial materials to initiate a Phase 1 trial. In April 2023, the FDA placed the Company's IND application to initiate a Phase 1 trial targeting DME on clinical hold, as part of the FDA's request for additional information related to CMC. The Company is working to provide the FDA with the requested information as promptly as possible. The Company expects initiation of the OCU200 clinical trial in the first half of 2024, contingent on the lift of the FDA hold and adequate availability of funding.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $53.6 million and $59.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $266.6 million and cash and cash equivalents totaling $53.5 million. This amount will not meet the Company's capital requirements for the next 12 months after the date that the condensed consolidated financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.
The Company is subject to risks, expenses, and uncertainties frequently encountered by companies in its industry. The Company intends to continue its research, development, and commercialization efforts for its product candidates, which will require significant additional funding. If the Company is unable to obtain additional funding in the future and/or its research, development, and commercialization efforts require higher than anticipated capital, there may be a negative impact on the financial viability of the Company. The Company is currently exploring options to fund its operations through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of the Company's novel inhaled mucosal vaccine platform, or funding from other third parties. Such financing and funding may not be available at all, or on terms that are favorable to the Company. While Company management believes that it has a plan to fund operations, its plan may not be successfully implemented. Failure to generate sufficient cash flows from operations, raise additional capital, or appropriately manage certain discretionary spending, could have a material adverse effect on the Company's ability to achieve its intended business objectives.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.7 million and $2.0 million as interest income for the three and nine months ended September 30, 2023, respectively. The Company recorded $0.5 million and $0.6 million as interest income for the three and nine months ended September 30, 2022, respectively.

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
Marketable Securities
The Company accounts for marketable securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities ("ASC 320"). The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Marketable securities with maturities of 90 days or less at the time of purchase are classified as cash equivalents on the condensed consolidated balance sheets. Debt securities are classified as trading securities if the security is bought and held primarily to be sold in the near term. Debt securities are classified as held-to-maturity if management has both the positive intent and ability to hold until the maturity of the security. Debt securities not classified as trading securities or held-to-maturity securities are classified as available-for-sale securities. The Company's marketable securities were previously comprised of debt securities and were classified as available-for-sale securities. The Company's marketable securities matured during the nine months ended September 30, 2023.
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

Recently Adopted Accounting Standards
In July 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718). This standard amends various SEC paragraphs pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force Meeting, and SAB Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. This standard did not provide any new guidance and was effective immediately. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
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
The valuation of the Company's cash and cash equivalents totaling $53.5 million, as of September 30, 2023, utilized Level 1 inputs. The valuation of the Company's marketable securities, which matured during the nine months ended September 30, 2023, utilized Level 2 inputs. See Note 2 for additional information. Further, the Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement (as defined in Note 8) approximates its carrying value. See Note 8 for additional information.

4.    Marketable Securities
The Company's marketable securities matured during the nine months ended September 30, 2023. The following table provides the amortized cost basis and fair value of the Company's available-for-sale investments as of December 31, 2022 by security type as reflected on the condensed consolidated balance sheet (in thousands):

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
5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Furniture and fixtures	$337	$337
Machinery and equipment	1,557	1,685
Leasehold improvements	2,067	1,603
Construction in progress	11,567	3,049
Total property and equipment	15,528	6,674
Less: accumulated depreciation	(1,059)	(621)
Total property and equipment, net	$14,469	$6,053
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
The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2023	$194
2024	787
2025	810
2026	834
2027	834
Thereafter	978
Total	$4,437
Less: present value adjustment	(733)
Present value of minimum lease payments	$3,704

7.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the condensed consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Research and development	$177	$1,894
Clinical	167	3,310
Professional fees	502	437
Employee-related	2,859	2,752
Fixed Assets	1,179	308
Other	1,515	1,199
Total accrued expenses and other current liabilities	$6,399	$9,900
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
In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, including accrued interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of September 30, 2023.
The carrying values of the borrowings pursuant to the Original Offering as of September 30, 2023 and December 31, 2022 are summarized below (in thousands):

	September 30, 2023	December 31, 2022
Principal outstanding	$2,500	$2,000
Plus: accrued interest	375	307
Less: unamortized debt issuance costs	(104)	(18)
Carrying value, net	2,771	2,289
Less: current portion of long term debt	(1,276)	—
Long term debt, net of current portion	$1,495	$2,289

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
At-the-Market Offering
In June 2022, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with certain agents, pursuant to which the Company could, from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $160.0 million. During the nine months ended September 30, 2023, the Company sold 4.5 million shares of its common stock and received net proceeds of $5.6 million after deducting issuance costs of $0.2 million. The Sales Agreement was terminated in February 2023.
COVAXIN Preferred Stock Purchase Agreement
On March 1, 2021, the Company entered into a preferred stock purchase agreement (the "Preferred Stock Purchase Agreement") with Bharat Biotech International Limited ("Bharat Biotech"), pursuant to which the Company agreed to issue and sell 0.1 million shares of the Company's Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Convertible Preferred Stock"), at a price per share equal to $109.60, to Bharat Biotech. On March 18, 2021, the Company issued the Series B Convertible Preferred Stock as an advance payment of $6.0 million for the supply of COVAXIN, a monovalent vaccine, to be provided by Bharat Biotech pursuant to a Development and Commercial Supply Agreement (the "Supply Agreement").
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
In April 2023, the FDA announced the cancellation of all emergency use authorizations ("EUA") issued with respect to monovalent COVID-19 vaccine formulations. Consequently, the Company determined it was no longer commercially viable to further the development of COVAXIN in its North American territories. During the nine months ended September 30, 2023, the Company wrote off the remaining balance of the short-term asset for the advanced payment for the supply of COVAXIN of $4.1 million to research and development expense in the condensed consolidated statements of operations and comprehensive loss.

10.    Warrants
Canada Warrants
In July 2021, the Company entered into a consulting agreement with regard to the Company's Canadian operations (the "Canada Consulting Agreement"). Compensation under the Canada Consulting Agreement included the issuance of warrants to purchase up to 0.2 million shares of the Company's common stock (the "Canada Warrants") and cash payments of up to $3.0 million, both dependent upon the achievement of certain milestones related to COVAXIN. The Canada Warrants were issued on July 15, 2021, had an exercise price of $6.36 per share, and were accounted for in accordance with ASC 718. In connection with the Company's decision to terminate the COVAXIN program, the Canada Consulting Agreement and the Canada Warrants were terminated by mutual agreement in June 2023.
OpCo Warrants
Beginning in 2016, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants"). As of September 30, 2023 and December 31, 2022, 0.6 million OpCo Warrants were outstanding. As of September 30, 2023, the outstanding OpCo Warrants had a weighted average exercise price of $6.23 per share and expire between 2026 and 2027.
11.    Stock-Based Compensation
Stock-based compensation expense for stock options and RSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
General and administrative	$1,639	$2,057	$5,578	$5,769
Research and development	535	438	1,917	2,104
Total	$2,174	$2,495	$7,495	$7,873
As of September 30, 2023, the Company had $11.5 million of unrecognized stock-based compensation expense related to stock options and RSUs outstanding, which is expected to be recognized over a weighted-average period of 1.6 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). As of September 30, 2023, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 28.4 million equity awards with respect to the Company's common stock, respectively. The 2014 Plan and 2019 Plan have 0.4 million and 9.5 million equity awards remaining available for future grant, respectively, as of September 30, 2023. In addition to stock options and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635(c)(4), which were granted outside of the Plans.

Stock Options to Purchase Common Stock
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2022	10,851,287	$2.95	8.3	$1,385
Granted	4,850,889	$1.06
Exercised	(240,000)	$0.41
Forfeited	(1,886,138)	$2.25
Stock options outstanding at September 30, 2023	13,576,038	$2.42	8.1	$51
Stock options exercisable at September 30, 2023	6,589,323	$2.72	7.4	$51
The weighted average grant date fair values of stock options granted during the three and nine months ended September 30, 2023 were $0.41 and $0.87, respectively. The weighted average grant date fair values of stock options granted during the three and nine months ended September 30, 2022 were $2.01 and $3.19, respectively. The total fair values of stock options vested during the three and nine months ended September 30, 2023 were $0.4 million and $8.5 million, respectively. The total fair values of stock options vested during the three and nine months ended September 30, 2022 were $0.6 million and $4.6 million, respectively.
RSUs
The following table summarizes the Company's RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2022	924,810	$4.12
Granted	3,186,442	$1.20
Vested	(264,195)	$4.41
Forfeited	(813,729)	$1.56
RSUs outstanding at September 30, 2023	3,033,328	$1.72
12.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss — basic and diluted	$(14,162)	$(21,922)	$(53,585)	$(59,412)
Shares used in calculating net loss per common share — basic and diluted	256,492,558	216,591,011	240,222,667	212,755,746
Net loss per common share — basic and diluted	$(0.06)	$(0.10)	$(0.22)	$(0.28)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	13,576,038	11,726,937	13,576,038	11,726,937
RSUs	3,033,328	932,879	3,033,328	932,879
Warrants	628,834	798,352	628,834	798,352
Series B Convertible Preferred Stock (as converted to common stock)	547,450	547,450	547,450	547,450
Total	17,785,650	14,005,618	17,785,650	14,005,618
13.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, commitments related to renovating an existing facility for GMP, and debt agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (commitments under the Company's license and development agreements are more fully described within the Company's 2022 Annual Report). Commitments under the lease agreements are future minimum lease payments (see Note 6). Renovation commitments are related to retrofitting an existing facility in order to be GMP compliant (see Note 1). Commitments under debt agreements are the future payments of principal and accrued interest under the EB-5 Loan Agreement (see Note 8). In connection with the Company's decision to terminate the COVAXIN program, the Canada Consulting Agreement was terminated by mutual agreement in June 2023 (see Note 10). Additionally, the Company does not expect to fulfill any commitments under the amended Co-Development, Supply and Commercialization Agreement (the "Covaxin Agreement") with Bharat Biotech (described within the Company's 2022 Annual Report) as a result of the termination of the COVAXIN program.
Contingencies
In June 2021, a securities class action lawsuit was filed against the Company and certain of its agents in the U.S. District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the announcement of the Company's decision to pursue the submission of a BLA for COVAXIN for adults ages 18 years and older rather than pursuing an EUA. In July 2021, a second securities class action lawsuit was filed against the Company and certain of its agents in the Court (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. The complaints seek unspecified damages, interest, attorneys' fees, and other costs. In March 2022, the Court consolidated these two related securities class action lawsuits and appointed Andre Galan Bernd Benayon to serve as lead plaintiff. The lead plaintiff's amended complaint was filed in June 2022. In March 2023, the Court granted the Company's motion to dismiss with prejudice. The lead plaintiff has appealed to the United States Court of Appeals for the Third Circuit regarding the order that was entered in March 2023, which dismissed the action with prejudice. The lead plaintiff's appellant's brief and joint appendix were filed in July 2023. The Company's appellees' brief was filed in August 2023, and the lead plaintiff's reply brief was filed in September 2023.
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
14.    Subsequent Events
Subsequent to September 30, 2023, the Company announced via press release on October 10, 2023 that the NIAID, a part of the National Institutes of Health ("NIH"), will conduct clinical trials comparing the administration of Ocugen’s mucosal vaccine candidate, OCU500, via two different mucosal routes, inhalation into the lungs and as a nasal spray. The clinical trials are expected to begin in early 2024. The Company is currently assessing the resulting financial impacts of NIH's commitment.

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
Our cutting-edge technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of NHRs, we believe our modifier gene therapy platform has the potential to address many retinal diseases, including RP (OCU400), LCA (OCU400), dry AMD (OCU410), and Stargardt disease (OCU410ST), with a gene-agnostic therapy.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative medicine cell therapy, NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults.
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. The development of our inhaled mucosal vaccine platform requires the endorsement and support of government funding.
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
We are conducting a Phase 1/2 trial to assess the safety and efficacy of unilateral subretinal administration of OCU400 in patients with NR2E3 and RHO-related RP and CEP290-related LCA in the United States. We have completed dosing adult RP patients as well as completed dosing three LCA patients including a pediatric patient in the Phase 1/2 study. In April 2023, we announced positive preliminary data among adult RP patients treated in the first two cohorts of the Phase 1/2 trial. In Cohorts 1 and 2 of the trial, seven participants with severe vision impairment due to RP associated with the RHO and NR2E3 gene mutations received a unilateral subretinal injection of either a low dose (1.66 x 1010 vg/mL) or a medium dose (3.33 x 1010 vg/

mL) of OCU400, respectively. In the preliminary data analysis, the nine-month follow-up data for three patients and six-month follow-up data for four patients were evaluated. The preliminary results showed a favorable safety profile and visual improvements after treatment with OCU400 as measured by MLMT and BCVA. Over 70% of OCU400 treated eyes in low and medium dose cohorts demonstrated at least one Lux luminance level improvement in MLMT score and 67% of OCU400 treated eyes in the low dose cohort at the nine-month follow-up demonstrated at least two Lux luminance level improvement in MLMT score. Over 40% of OCU400 treated eyes demonstrated 8-11 letters of improvement as measured in BCVA score.
In September 2023, we announced a positive trial update for 12 participants who had completed a minimum follow-up of six months. The data set comprised of two participants with 12-month follow-up, five participants with nine-month follow-up, and five participants with six-month follow-up. The trial update was an extension of the positive preliminary data from April 2023. The positive trial update demonstrated that OCU400 continued to be generally safe and well-tolerated in subjects across different mutations and dose levels as measured by MLMT, BCVA, and LLVA. 83%, 83%, and 75% of participants demonstrated stabilization or improvements in OCU400 treated eyes on BCVA, LLVA, and MLMT scores, respectively from baseline. 86% of participants with the RHO gene mutation experienced either stabilization of or increase in MLMT scores from baseline, including a subset of 29% that demonstrated a three Lux luminance level improvement. The treatment effect on RHO-patients supports gene-agnostic mechanism of action for OCU400.
We also intend to initiate a Phase 3 trial for OCU400 for the treatment of RP in early 2024, subject to the outcome of the ongoing Phase 1/2 trial and discussions with the FDA on the proposed Phase 3 trial design and timeline. Subsequently, we expect to expand OCU400 Phase 3 study for LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and alignment with the FDA.
We are also developing OCU410 and OCU410ST, utilizing the nuclear receptor genes RORA, for the treatment of dry AMD and Stargardt disease, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection. OCU410ST has received ODD from the FDA for the treatment of ABCA4-associated retinopathies, including Stargardt disease. We submitted IND applications to the FDA for both OCU410 and OCU410ST in the second quarter of 2023. The FDA cleared our IND applications, and we intend to dose patients in the Phase 1/2 trials by the end of 2023.
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing chondrocytes, the cells responsible for maintaining cartilage health. The chondrocytes are derived from the patient on a unique scaffold. In this therapy, healthy cartilage tissue is grown and implanted in the patient. Cartilage defects often lead to osteoarthritis if left untreated. Current surgical and nonsurgical treatment options are limited in their efficacy and durability. NeoCart has the potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. In the Phase 2 clinical trial, NeoCart was shown to be generally well-tolerated and demonstrated greater clinical efficacy than microfracture surgery at two years after treatment. In a Phase 3 trial, NeoCart did not meet the primary endpoint of a statistically significant improvement in pain and function in a dual threshold responder analysis one year after treatment as compared to microfracture. However, in the modified Intent to Treat (mITT) population (which excludes those patients who were randomized but not treated with NeoCart), 74.2% of the NeoCart patients exhibited clinically meaningful improvements in pain and function compared to 62.0% of microfracture patients at one year (p=0.071). In this mITT population, patients treated with NeoCart achieved a statistically significant improvement in pain and function (p=0.018) six months after treatment as compared to patients treated with microfracture. Both NeoCart and microfracture were generally well tolerated and exhibited preliminary strong safety profiles. Based on this clinical benefit, the FDA granted a RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, we received concurrence from the FDA on the confirmatory Phase 3 trial design. We are renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. We intend to initiate the Phase 3 trial in the second half of 2024.
Inhaled Mucosal Vaccine Platform
We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. We believe this unique delivery method may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. OCU500 will be tested via two different mucosal routes, inhalation into the lungs and as a nasal spray. The clinical trials are expected to begin in early 2024. We are continuing the internal development of the OCU510 and OCU520 platforms to achieve IND readiness and may submit an IND application in 2024, provided we receive government funding. We have submitted multiple proposals to obtain government funding and we are continuing discussions with relevant government agencies regarding developmental funding for our OCU510 and OCU520 platforms.
Novel Biologic Therapy for Retinal Diseases
We are developing OCU200, which is a novel fusion protein containing parts of human transferrin and tumstatin. OCU200 is designed to treat DME, DR, and wet AMD. We have completed the technology transfer of manufacturing processes to our CDMO and have produced trial materials to initiate a Phase 1 trial. In April 2023, the FDA placed our IND application to initiate a Phase 1 trial targeting DME on clinical hold, as part of the FDA's request for additional information related to CMC. We are working to provide the FDA with the requested information as promptly as possible. We expect initiation of the OCU200 clinical trial in the first half of 2024, contingent on the lift of the FDA hold and adequate availability of funding.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,
	2023	2022	Change
Operating expenses
Research and development	$6,342	$15,622	$(9,280)
General and administrative	9,082	7,497	1,585
Total operating expenses	15,424	23,119	(7,695)
Loss from operations	(15,424)	(23,119)	7,695
Other income (expense), net	1,262	1,197	65
Net loss	$(14,162)	$(21,922)	$7,760
We believe the following table provides more transparency as to the type of research and development expenses incurred. The following table summarizes our research and development expenses by product candidate for the three months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,
	2023	2022	Change
OCU400	$936	$1,101	$(165)
OCU410 and OCU410ST	573	975	(402)
NeoCart	180	35	145
COVAXIN	440	7,030	(6,590)
Inhaled mucosal vaccine platform	36	1,005	(969)
OCU200	238	1,476	(1,238)
Unallocated costs:
Research and development personnel costs	3,201	3,103	98
Facilities and other support costs	350	339	11
Other	388	558	(170)
Total research and development	$6,342	$15,622	$(9,280)

Research and development expense
Research and development expense decreased by $9.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily driven by $6.6 million related to the termination of the COVAXIN program; $1.2 million related to OCU200, which is driven by a decrease in preclinical activities, and $1.0 million related to the upfront payments rights to OCU500, which were incurred during the three months ended September 30, 2022.
General and administrative expense
General and administrative expense increased by $1.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by $2.3 million in legal expenses; and $0.5 million in severance payments made to our former officer, which were incurred during the three months ended September 30, 2023. The increase was partially offset by a decrease of $0.4 million in pre-commercial expenses; $0.2 million in non-recurring office expenses incurred in connection with the opening of our corporate headquarters; and $0.6 million in employee-related expenses, including $0.4 million in stock-based compensation expense, during the three months ended September 30, 2023.
Other income (expense), net
Other income (expense), net increased by $0.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by $0.3 million in interest earned on our cash and cash equivalents balance and $0.6 million in co-development activities related to the development of our modifier gene therapy platform. The increase was partially offset by a decrease of $0.8 million related to the repayment of the Aviceda promissory note, which was incurred during the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Operating expenses
Research and development	$30,069	$32,544	$(2,475)
General and administrative	26,839	28,174	(1,335)
Total operating expenses	56,908	60,718	(3,810)
Loss from operations	(56,908)	(60,718)	3,810
Other income (expense), net	3,323	1,306	2,017
Net loss	$(53,585)	$(59,412)	$5,827
We believe the following table provides more transparency as to the type of research and development expenses incurred. The following table summarizes our research and development expenses by product candidate for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022	Change
OCU400	$3,330	$2,902	$428
OCU410 and OCU410ST	2,043	1,392	651
NeoCart	939	143	796
COVAXIN	8,690	10,388	(1,698)
Inhaled mucosal vaccine platform	575	1,005	(430)
OCU200	570	4,035	(3,465)
Unallocated costs:
Research and development personnel costs	11,552	10,711	841
Facilities and other support costs	1,148	874	274
Other	1,222	1,094	128
Total research and development	$30,069	$32,544	$(2,475)
Research and development expense
Research and development expense decreased by $2.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by $3.4 million related to OCU200, which is driven by a decrease in preclinical activities and $1.7 million related to the termination of the COVAXIN program. These decreases were partially offset by an increase of $1.1 million in technical service costs related to the development of our modifier gene therapy platform, which was offset by certain preclinical activities being completed for OCU400 as well as less work being performed due to programs nearing clinical phases for OCU410 and OCU410ST; $0.8 million related to NeoCart, driven by CMC activities; and $0.8 million in employee-related expenses during the nine months ended September 30, 2023.
General and administrative expense
General and administrative expense decreased by $1.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by $1.6 million in pre-commercial expenses; $1.4 million in non-recurring office expenses incurred in connection with the opening of our corporate headquarters; and $0.6 million in insurance expense. The decrease was partially offset by an increase of $1.5 million in legal expenses, which was partially offset by an decrease in consulting fees; $0.9 million in employee-related expenses, which were incurred during the nine months ended September 30, 2023.

Other income (expense), net
Other income (expense), net increased by $2.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by $1.3 million in interest earned on our cash and cash equivalents balance and $0.7 million in co-development activities related to the development of our modifier gene therapy platform.
Liquidity and Capital Resources
As of September 30, 2023, we had $53.5 million in cash and cash equivalents. To date, we have not generated revenue from our product candidates, and have primarily funded our operations through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through September 30, 2023, we have raised an aggregate of $301.0 million to fund our operations, of which $287.2 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $3.3 million was from the issuance of debt, and $0.2 million was from grant proceeds.
During the nine months ended September 30, 2023, we issued and sold 30.0 million shares of our common stock at a public offering price of $0.50 per share pursuant to the May 2023 Public Offering. We received net proceeds of $14.8 million after deducting equity issuance costs.
During the nine months ended September 30, 2023, we sold 4.5 million shares of our common stock under the Sales Agreement and received net proceeds of $5.6 million after deducting equity issuance costs of $0.2 million. The Sales Agreement was terminated in February 2023.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $53.6 million and $59.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $266.6 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $9.3 million and indebtedness of $2.8 million.
The following table provides a summary of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(50,752)	$(43,165)
Net cash provided by (used in) investing activities	5,799	(1,672)
Net cash provided by financing activities	20,865	51,300
Effect of changes in exchange rate on cash and cash equivalents	2	30
Net (decrease) increase in cash and cash equivalents	$(24,086)	$6,493
Operating activities
Cash used in operating activities was $50.8 million for the nine months ended September 30, 2023 compared to $43.2 million for the nine months ended September 30, 2022. The increase in cash used in operating activities was primarily driven by increases in our operating expenses related to the continued development of our product candidates, legal expenses, and employee-related expenses. These increases were partially offset by decreases in professional service costs and office expenses incurred in connection with the opening of our corporate headquarters, both of which were incurred during the nine months ended September 30, 2022.
Investing activities
Cash provided by investing activities was $5.8 million for the nine months ended September 30, 2023 compared to cash used in investing activities of $1.7 million for the nine months ended September 30, 2022. The increase in cash provided by investing activities was primarily driven by gross proceeds of $17.5 million from the maturities of marketable securities, classified as available-for-sale, during the nine months ended September 30, 2023. This increase was partially offset by purchases of

$3.9 million of marketable securities, classified as available-for-sale, during the nine months ended September 30, 2023 and an increase of $5.3 million in purchases of property and equipment during the nine months ended September 30, 2023.
Financing activities
Cash provided by financing activities was $20.9 million for the nine months ended September 30, 2023 compared to $51.3 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, cash provided by financing activities primarily consisted of gross proceeds of a combined $20.8 million received from the May 2023 Public Offering and pursuant to the Sales Agreement. During the nine months ended September 30, 2022, cash provided financing activities primarily consisted of gross proceeds of $50.0 million received from the underwritten offering that closed in February 2022.
Contractual Obligations
We have commitments under certain licensing and development agreements, lease obligations, commitments related to renovating an existing facility for GMP, and debt agreements. As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "First Quarter 10-Q"), we determined it was no longer commercially viable to further the development of COVAXIN, a monovalent COVID-19 vaccine, in our North American territories as the FDA cancelled all EUAs issued with respect to monovalent COVID-19 vaccine formulations. Accordingly, in June 2023, the Canada Consulting Agreement was terminated by mutual agreement (see Note 10). Additionally, we do not expect to fulfill any remaining commitments pursuant to the Covaxin Agreement with Bharat Biotech as a result of our decision to terminate the COVAXIN program. Except for the termination of the Canada Consulting Agreement, there have been no material changes to our contractual obligations as reported in our 2022 Annual Report.
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
As of September 30, 2023, we had cash and cash equivalents of approximately $53.5 million. This amount will not meet our capital requirements for the next 12 months after the date that the condensed consolidated financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We will need to raise significant additional capital in order to fund our operations until we recognize significant revenue from product sales. Our management is currently evaluating different strategies to obtain the funding required for our future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including, but not limited to the impact of the geopolitical turmoil, macroeconomic conditions, and the impact of inflation and as a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Our failure to meet the continued listing requirements of The Nasdaq Capital Market (“Nasdaq”) could result in a delisting of our common stock.
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

On May 1, 2023, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to the minimum closing bid price requirement. The Nasdaq deficiency letter had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until October 30, 2023, to regain compliance with the minimum closing bid price requirement by causing our stock to close above $1.00 for a minimum of 10 consecutive trading days. If we do not regain compliance with the minimum closing bid price requirement by October 30, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. On October 31, 2023, we received a letter from Nasdaq stating that, although we had not regained compliance with the minimum bid price requirement, Nasdaq determined that we are eligible for an additional 180-day period, or until April 29, 2024, to regain compliance with the minimum bid price requirement.

We can provide no assurance that we will be able to regain compliance with the minimum closing bid price requirement by April 29, 2024, or by any date, or that we will be able to remain in compliance with other Nasdaq continued listing requirements. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock, impairing your ability to sell or purchase shares of our common stock when you wish to do so, and could result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow the common stock to become listed again, stabilize the market price or improve the liquidity of the common stock, prevent the common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq's listing requirements.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
During the period covered by this Quarterly Report on Form 10-Q, there were no sales by us of unregistered securities or purchases of equity securities by us that were not previously reported by us in a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.
The exhibits listed below are filed or furnished in this Quarterly Report on Form 10-Q:

Exhibit	Description

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Interim Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Interim Chief Accounting Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: November 9, 2023	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer)

Dated: November 9, 2023	/s/ Michael Breininger
Michael Breininger, CPA, MBA, LSSBB Corporate Controller, Interim Chief Accounting Officer (Principal Financial Officer)