Form 10-K
period 2023-12-31
Ocugen, Inc.
filed 2024-04-16
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-K
___________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of June 30, 2023, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $137.3 million, based upon the closing price of the registrant's common stock on June 30, 2023.
As of April 9, 2024, there were 257,325,264 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant's proxy statement for the 2024 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2023.

Unless the context otherwise requires, references to the "Company," "we," "our," or "us" in this report refer to Ocugen, Inc. and its subsidiaries, and references to "OpCo" refer to Ocugen OpCo, Inc., the Company's wholly owned subsidiary.
i

EXPLANATORY NOTE
General
Ocugen, Inc. (the “Company”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This Form 10-K contains our audited financial statements for the year ended December 31, 2023, and restates certain financial information and related footnote disclosures in the Company’s previously issued audited financial statements included in the Company's 2022 Annual Report on Form 10-K as well as unaudited interim financial statements included in the Company’s Quarterly Reports on Forms 10-Q for each of the quarterly and year to date periods ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2023, June 30, 2023, and March 31, 2023 (collectively, the “Previously Issued Financial Statements”).
Background of Restatement

On April 1, 2024, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors, after discussion with senior management and the Company’s independent registered public accountants, concluded that the Company's Previously Issued Financial Statements should be restated and no longer relied upon due to the Company not appropriately accounting for the estimated non-cash consideration and expense in its collaboration arrangements.
The financial information that had been previously filed or otherwise reported for the Previously Issued Financial Statements is superseded by the information in this Form 10-K, and should no longer be relied upon. Similarly, any previously issued or filed reports, earnings releases, and investor presentations or other communications describing the Company’s financial statements and other related financial information covering the Previously Issued Financial Statement should no longer be relied upon.

Refer to “Part I. Item 1A. Risk Factors”, “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”, and “Part IV. Note 16—Restatement of Previously Issued Financial Statements” to the accompanying financial statements for additional information, including the impact on the specific accounts.
Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the dates of the Previously Issued Financial Statements. The Company’s management has concluded that, in light of the restatement described above, a material weakness exists in the Company’s internal control over financial reporting with respect to the design and operating effectiveness of controls over the accounting for collaborative arrangement revenue and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

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
•our activities with respect to OCU400, OCU410 and OCU410ST including the results from our ongoing Phase 1/2 trials, our ability to initiate a Phase 3 trial for OCU400 for the treatment of retinitis pigmentosa ("RP"), our ability to reach alignment with the FDA on the Phase 3 study design for OCU400 for the treatment of Leber congenital amaurosis ("LCA"), and our ability to subsequently initiate and complete a Phase 3 trial;
•our ability to obtain additional funding from government agencies in the United States and/or other countries to continue the development of our inhaled mucosal vaccine platform;
•the uncertainties associated with the clinical development and regulatory approval of our product candidates including potential delays in the initiation, enrollment, and completion of current and future clinical trials, including our ability to resolve the FDA's clinical hold on our IND application for OCU200;
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
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•developments relating to our competitors and our industry;
•our ability to obtain and maintain patent protection, or obtain licenses to intellectual property and defend our intellectual property rights against third-parties;
•our ability to maintain our relationships and contracts with our key collaborators and commercial partners and our ability to establish additional collaborations and partnerships;
•our ability to recruit and retain key scientific, technical, commercial, and management personnel and to retain our executive officers;
•matters relating to or arising from the restatement of our Previously Issued Financial Statements;
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
Our technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), we believe our modifier gene therapy platform has the potential to address many retinal diseases, including rare diseases such as retinitis pigmentosa ("RP") (OCU400) and Leber congenital amaurosis ("LCA") (OCU400), with a gene-agnostic approach. We also believe our modifier gene therapy platform has the potential to address many retinal diseases, including a multifactorial dry age-related macular degeneration ("dAMD") using OCU410, which we believe has the potential to treat millions of patients, and Stargardt disease (OCU410ST), which is also a rare disease. We received clearance from FDA to initiate a Phase 3 trial for OCU400 for the treatment of RP and intend to begin dosing patients in 2Q, 2024. We further expect to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and subject to alignment with the FDA. Currently both OCU410, for the treatment of geographic atrophy ("GA") patients, and OCU410ST, for the treatment of Stargardt patients, programs are in Phase 1/2 clinical development.

•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR") and wet AMD. Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. We continue to work with the FDA to address comments to lift the clinical hold.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative medicine cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. We received concurrence from the FDA on the confirmatory Phase 3 trial design and have completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility to support clinical study and initial commercial launch.
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. We are conducting IND enabling and product development activities for our OCU500 product and planning to submit an Investigational New Drug ("IND") in 2024. We are currently collaborating with the National Institute of Allergy and Infectious Diseases ("NIAID") for early clinical studies for the OCU500 program. We expect OCU500 clinical trials to begin mid-2024. We are continuing discussions with relevant government agencies regarding developmental funding for our OCU510 and OCU520 platforms.
Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal diseases ("IRDs"), such as RP, LCA, Stargardt disease and multifactorial diseases such as dAMD and GA. Our modifier gene therapy platform is based on the use of NHRs, which have the potential to restore homeostasis — the basic biological processes in the retina from disease state to normal state. Unlike single-gene replacement therapies, which only target one genetic mutation, our modifier gene therapy platform, through its use of NHRs, represents a unique approach and has demonstrated potential to address multiple retinal diseases caused by mutations in multiple genes in our Phase 1/2 clinical study. This has potential of a gene-agnostic therapy addressing complex diseases that are potentially caused by imbalances in multiple gene networks in the disease condition. OCU400, our first product candidate in our modifier gene therapy platform, has received Orphan Drug Designation ("ODD") from the United States Food and Drug Administration ("FDA") for RP and LCA, a regenerative medicine advanced therapy ("RMAT") designation to OCU400 for the treatment of RP associated with NR2E3 and rhodopsin ("RHO") mutations from the FDA, and Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA. These broad ODD, RMAT, and OMPD designations further support broad-spectrum (gene agnostic) therapeutic potential of OCU400 to treat multiple IRDs such as RP and LCA associated with mutations in multiple genes.

We completed enrolling, dosing, and recruiting RP and LCA patients in the Phase 1/2 trial for OCU400. The objective of this study was to assess the safety and efficacy using 3 different treatment doses of unilateral subretinal administration of OCU400 in NR2E3 and rhodopsin ("RHO")-related RP patients and centrosomal protein 290 ("CEP290")-related LCA patients in the United States.

In February 2024, in continuation of the preliminary analyses update, we announced an update for 18 participants. The trial update was an extension of the positive preliminary data from September 2023. The positive trial update demonstrated that OCU400 continued to be generally safe and well-tolerated in subjects across different mutations and dose levels. 89% of participants demonstrated preservation or improvement in the treated eye either on BCVA or LLVA or MLMT scores from baseline. 78% of participants demonstrated preservation or improvement in the treated eyes in MLMT scores from baseline. 80% of RHO mutation subjects experienced either preservation or improvement in MLMT scores from baseline.

In April 2024, the FDA cleared our IND amendment to initiate a Phase 3 trial of OCU400 for RP. OCU400 is the first gene therapy program to enter Phase 3 with a broad RP indication. This Phase 3 trial will enroll 150 subjects, distributed 1:1 into two separate arms (RHO: N=75, and Gene Agnostic: N=75). In each arm subjects will be further randomized into 2:1 ratio to treated and untreated control groups. Subjects will be followed for a year after dosing for primary end point analyses. In the Phase 1/2 OCU400 clinical trial a MLMT scale was the primary functional endpoint. For the Phase 3 OCU400 clinical trial, an updated mobility course will be used, Luminance Dependent Navigation Assessment ("LDNA") that includes a wider range of light intensity (0.04-500 Lux) and Lux Levels (0-9) with a uniform correlation between Lux level and Lux intensity.

In April 2024, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) reviewed the study design, endpoints and planned statistical analysis of the pivotal OCU400 Phase 3 liMeliGhT clinical trial for retinitis pigmentosa (RP) and provided acceptability of the U.S. based trial for submission of a Marketing Authorization Application (MAA). The EMA provided this opinion based on safety, tolerability, and efficacy of OCU400 demonstrated in the Phase 1/2 study.
We intend to begin dosing patients in Phase 3 trial for OCU400 for the treatment of RP in 2Q, 2024. Subsequently, we expect to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and subject to alignment with the FDA.
We are also developing OCU410 and OCU410ST, utilizing the nuclear receptor genes RAR-related orphan receptor A ("RORA"), for the treatment of dAMD and Stargardt disease, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection. OCU410 targets multiple pathways associated with AMD pathogenesis, in contrast to currently approved or under development products, and has potential to provide better safety and efficacy outcomes. OCU410ST has received ODD from the FDA for the treatment of ABCA4-associated retinopathies, including Stargardt disease.
Currently both OCU410 and OCU410ST programs are in Phase 1/2 clinical development, actively enrolling patients. In November 2023, the first patient was dosed in the Phase 1/2 trial to assess the safety and efficacy of OCU410ST for Stargardt disease. In February 2024, we announced dosing was completed in the first cohort of Phase 1/2 study. Phase 1 is a multicenter, open-label, dose ranging study. Phase 2 is a randomized, outcome accessor-blinded, dose-expansion study in which adult and pediatric subjects will be randomized in a 1:1:1 ratio to either one of two OCU410ST dose groups or to an untreated control group. In April 2024, we announced that the Data Safety and Monitoring Board ("DSMB") approved to proceed dosing with the medium dose of OCU410ST in the dose-escalation phase of the study. Three patients with Stargardt disease have been dosed in the Phase 1/2 trial to date. An additional three patients will be dosed with the medium dose in the second cohort and three patients with the high dose in the third cohort in the dose-escalation phase.
In December 2023, the first patient was dosed in the Phase 1/2 trial to assess the safety and efficacy of OCU410 for GA secondary to dAMD. In March 2024, we announced dosing was completed in the first cohort of Phase 1/2 study. Phase 1 is a multicenter, open-label, dose-ranging study. Phase 2 is a randomized expansion phase in which subjects will be randomized in a 1:1:1 ratio to either one of two OCU410 dose groups or to an untreated control group. In April 2024, we announced that the Data Safety and Monitoring Board ("DSMB") approved to proceed dosing with the medium dose of OCU410 in the dose-escalation phase of the study. Three patients with GA have been dosed in the Phase 1/2 trial to date. An additional three patients will be dosed with the medium dose in the second cohort and three patients with the high dose in the third cohort in the dose-escalation phase.
Novel Biologic Therapy for Retinal Diseases
We are developing OCU200, which is a novel fusion protein containing parts of human transferrin and tumstatin. OCU200 is designed to treat DME, DR, and Wet AMD. We have completed the technology transfer of manufacturing processes to our contract development and manufacturing organization ("CDMO") and have produced trial materials to initiate a Phase 1 trial. In

April 2023, the FDA placed our IND application to initiate a Phase 1 trial targeting DME on clinical hold, as part of the FDA's request for additional information related to Chemistry Manufacturing and Controls ("CMC"). We continue to work with the FDA to address comments to lift the clinical hold.
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing the patient's own chondrocytes, the cells responsible for maintaining cartilage health. Current surgical and nonsurgical treatment options are limited in their efficacy and durability. In prior clinical studies, Phase 2 and Phase 3, NeoCart has shown potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. NeoCart was shown to be generally well-tolerated and demonstrated greater clinical efficacy than microfracture surgery at two years after treatment. Based on this clinical benefit, the FDA granted a RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, we received concurrence from the FDA on the confirmatory Phase 3 trial design where chondroplasty will be used as a control group. We have completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. We intend to initiate the Phase 3 trial in the second half of 2024, contingent on adequate availability of funding.
Inhaled Mucosal Vaccine Platform
We are party to an exclusive license agreement (as amended, "WU License Agreement") with The Washington University in St. Louis ("Washington University"), pursuant to which we licensed the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Europe, Japan, South Korea, Australia, China, and Hong Kong (the "Mucosal Vaccine Territory"). In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. We believe this novel delivery route method may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. OCU500 will be tested via two different mucosal routes, inhalation into the lungs and as a nasal spray. The clinical trials are expected to begin mid-2024. We are continuing discussions with relevant government agencies regarding developmental funding for our OCU510 and OCU520 platforms.
OUR STRATEGY
We are developing novel solutions to medical challenges and approaching healthcare innovation with purpose and agility to deliver new options for people facing serious diseases and conditions. We believe our product candidates have the potential to treat blindness diseases, treat serious conditions such as articular cartilage lesions, and reduce transmission or prevent respiratory diseases such as the flu and COVID-19. Key elements of the strategy we employ to accomplish this mission include:
•Continuing to advance our modifier gene therapy platform into and through clinical development.
We are developing our modifier gene therapy platform, inclusive of OCU400, OCU410, and OCU410ST, for the treatment of multiple IRDs, including RP, LCA, Stargardt disease and multifactorial diseases such as dAMD and GA. We intend to begin dosing patients in Phase 3 trial for OCU400 for the treatment of RP in 2Q, 2024. We expect to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and alignment with the FDA. We also currently have both OCU410 and OCU410ST programs in Phase 1/2 clinical development, actively enrolling patients.
•Expanding and exploring partnerships with current and future key collaborators and commercial partners to maximize patient access, global reach, and the value of our product candidates.
We intend to explore strategic licensing, acquisition, and collaboration opportunities with qualified partners to maximize the potential benefit of our product candidates for patients globally and to expand our product candidate pipeline to support our future growth.

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
We are developing NeoCart, our regenerative medicine platform technology for the repair of knee cartilage injuries in adults. We have received concurrence from the FDA on the confirmatory Phase 3 clinical trial design. We have completed renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for Phase 3 clinical trial material. We intend to initiate the Phase 3 trial in the second half of 2024, contingent on adequate availability of funding.
COMPETITIVE STRENGTHS
Our key competitive strengths include:
•Platform Technologies. Our cutting-edge modifier gene therapy platform provides a competitive advantage over traditional approaches for gene therapy, such as gene augmentation, replacement or editing. This platform technology utilizes NHR genes, master regulators inside cells, which promotes homeostasis – a balanced physiological state within cells. Our OCU400 modifier gene therapy product candidate can address >100 gene mutations associated with RP and LCA diseases, in contrast, the traditional approach can address only one gene mutation at a time with single product. This technology has versatility in addressing various diseases of retina with potential to expansion into other disease areas. Our OCU410 modifier gene therapy product candidate has potential to treat both genetic (Stargardt disease) as well as complex multifactorial disease (AMD). Our 3D tissue engineering platform technology utilizes state-of-the-art bioreactor which can be used to produce native cartilage-like tissues for implantation. Our first product candidate based on this platform technology, NeoCart, is an autologous cartilage tissue–engineered implant designed for use in repair of articular cartilage injuries in the knee. In contrast to approved cell-matrix based product, NeoCart showed rapid healing and durable benefit in clinical studies. Our inhaled vaccine platform technology utilizes combination of ChAd vector technology and inhalation delivery technology, which can be utilized for vaccine development for various respiratory diseases. The OCU500 vaccine series is based on a novel ChAd platform designed to reduce transmission and protect against new variants with long-term durability. The inhaled method offers the potential for broad, durable protection from severe disease and reduction in transmission.
•Experienced Management Team and Esteemed Scientific and Business Advisory Boards. Our management team and key advisors have extensive experience with a proven track record of success in developing, launching, and managing the life cycle of biopharmaceuticals and vaccines at leading pharmaceutical and biotechnology companies. Our retina and vaccine scientific advisory boards are composed of leading academic and industry experts with extensive experience in the ocular and infectious disease fields. Our business advisory board members have been selected based on their extensive professional backgrounds and proven track record of creating partnerships among the public and private sector. We believe that the experience of our management team, our scientific advisory board members, business advisory board, and our broad network of relationships with leaders within the industry and the medical community provides us with insight into the identification of product candidate opportunities as well as supports us in advancing the development and commercialization of our product candidates.
•Key Partnerships and Internal Capabilities. We have established a partnership with CanSino Biologics, Inc. ("CanSinoBIO") for our modifier gene therapy platform. CanSinoBIO has state-of-the-art facilities and proven expertise in the gene therapy field, which is critical to advancing our gene therapy product candidates into and through clinical trials as well as accelerating development timelines, reducing our associated costs, and increasing the reliability of our product candidate manufacturing. We have a state-of-the-art R&D center to support innovation and development of our product pipeline through commercialization. Ocugen's recently renovated GMP facility is designed to support manufacturing of cell and gene therapy-based products for clinical development as well as commercial launch. Ocugen's R&D, clinical, regulatory, quality and manufacturing teams consist of experienced, highly qualified researchers and industry professionals from top institutional and leading companies, which help drive pipeline development with greater efficiency.
•Product Designations. OCU400 has received ODD from the FDA for RP and LCA as well as been granted a RMAT designation from the FDA for the treatment of RP associated with NR2E3 and RHO mutations. OCU400 has also received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. These designations demonstrate the potential broad-spectrum application of OCU400, through its use of NHRs, to treat the more than 125 genes associated with RP and LCA with one product rather than developing individual treatments for each gene mutation. OCU410ST has received ODD from the FDA for the treatment of ABCA4-associated retinopathies, including Stargardt disease. NeoCart, our regenerative medicine cell therapy technology, was granted RMAT designation from the FDA for the repair of knee cartilage injuries in adults. The RMAT designation was created to expedite the development and review of regenerative medicine therapies intended to treat, modify, reverse, or cure a serious condition.
•Licensing and Development Arrangements and Intellectual Property Portfolio. We have licensing and development arrangements with leading companies, academic institutions, and medical institutions that cover our product candidates. These licensing and development arrangements include the licensing agreement with The Schepens Eye Research Institute, Inc. ("SERI"), an affiliate of Harvard Medical School, through which we acquired the technology used in our modifier gene therapy platform as well as access to technologies for other NHR genes, the license agreement with Purpose Co., Ltd. ("Purpose") relating to NeoCart, the WU License Agreement with Washington University with respect to inhaled mucosal COVID-19 vaccines in the Mucosal Vaccine Territory, and the license agreement with the University of Colorado ("CU") pursuant to which we acquired rights to the transferrin-tumstatin fusion protein technology used in our OCU200 product candidate. As of April 10, 2024, our global intellectual property portfolio contains 87 patents and 27 pending patent applications related to composition of matter, pharmaceutical compositions, methods of use for our product candidates, and other proprietary technology including those under our licensing and development arrangements. We will leverage these domestic and global partnerships and our intellectual property portfolio to advance our near- and long-term product pipeline opportunities.
OUR PRODUCT CANDIDATE PIPELINE
Our product candidate pipeline is summarized in the following chart:

Pipeline Overview

	Asset/Program	Indication	Current Status
Gene therapies	OCU400 * AAV-hNR2E3	*Retinitis pigmentosa (RP)–RHO Mutations* *RP–gene-agnostic indication (other than RHO mutations)* *Leber congenital amaurosis (LCA)*	• Phase 3: RP • Phase 1/2.: LCA. Expect to expand Phase 3 development in LCA patients in 2H 2024. • FDA granted RMAT** designation for RP indication associated with *NR2E3* and *RHO* mutations • EMA provided acceptability of the U.S.-based trial for submission of a Marketing Authorization Application (MAA)
	OCU410 AAV-hRORA	Dry Age-Related Macular Degeneration(Geographic Atrophy)	• Phase 1/2 ongoing • Cohort 1 dosing completed (low dose) . Initiation of enrollment in Cohort 2 (medium dose).
	OCU410ST AAV-hRORA	Stargardt disease (orphan disease)	• Phase 1/2 ongoing • Cohort 1 dosing completed (low dose) . Initiation of enrollment in Cohort 2 (medium dose).
Biologics	OCU200 Transferrin – Tumstatin	Diabetic Macular Edema	• Continue to work with FDA to address comments to lift clinical hold on IND
		Diabetic Retinopathy	• IND-ready
		Wet Age-Related Macular Degeneration (Wet AMD)	• IND-ready
Cell therapies (Regenerative Medicine)	NeoCart® (Autologous chondrocyte-derived neocartilage) RMAT	Treatment of Articular Cartilage Defects in the Knee	• Phase 3 clinical trial is planned for 2H 2024, contingent on funding availability • cGMP facility construction completed
Vaccines	OCU500 Series		
	OCU500: COVID-19	For Prevention of Disease Caused by COVID-19	• OCU500 IND planned for mid- 2024 in collaboration with NIAID
	OCU510: Flu (Quadrivalent)	For Prevention of Disease Caused by Flu	
	OCU520: Flu + COVID-19	For Prevention of Diseases Caused by Flu and COVID-19	

*Broad, gene-agnostic, ORPHAN DRUG DESIGNATIONS FOR RP/LCA FROM FDA AND EMA

**Regenerative Medicine Advanced Therapy Designation

ocugen

OUR MODIFIER GENE THERAPY PLATFORM AND GENE THERAPY PRODUCT CANDIDATES
We are developing our modifier gene therapy platform, inclusive of OCU400, OCU410, and OCU410ST for the treatment of multiple IRDs, such as RP, LCA, Stargardt disease and multifactorial diseases such as dAMD and GA. Our modifier gene therapy platform is a cutting-edge technology licensed from SERI, an affiliate of Harvard Medical School, and involves the targeted delivery and expression of one or more NHRs in the disease tissues and is designed to introduce a functional gene to modify the expression of multiple genes and gene-networks, which potentially enables it to address multiple retinal diseases with one product.
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
RP and LCA are the most common IRDs involving photoreceptors and the retinal pigment epithelium ("RPE"). RP is a group of rare, genetic disorders that involve a breakdown and loss of cells in the retina. RP affects approximately 110,000 and 190,000 individuals in the United States and Europe, respectively. In RP, progressive retinal degeneration starts in the mid-periphery and advances toward the macula and the fovea. The fovea is the part of the retina that is responsible for sharp central vision. Common symptoms of RP include difficulty seeing in poor lighting or in the dark, loss of central vision or side (peripheral) vision, and difficulty reading print and deciphering detailed images. RP is associated with over 100 mutated genes that affect 1.5 million individuals worldwide. RP is heterogeneous and varies greatly in age of onset, rate of progression, and even genetic etiology, yet all of the mutations lead to a common pathology of photoreceptor cell degeneration.
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
Similar to RP, minimal treatment options are available for LCA, which is a group of IRDs characterized by severe impairment of vision or blindness at birth. LCA affects approximately 15,000 and 18,000 individuals in the United States and Europe, respectively. It is an autosomal recessive pattern of inheritance, wherein both parents, called carriers, have one mutated copy of the gene and one normal gene. They are unaffected carriers of LCA. However, each of their children has a 25% chance of inheriting the two LCA gene copies (one from each parent) needed to cause the disorder. LCA is caused by a degeneration and/or dysfunction of photoreceptor rod cells and cone cells in the eye. This affects the processing of electrical signals. The electrical signals travel from the retina through the optic nerve to the brain. The brain then turns the signals into images that are seen. The less electrical activity there is, the less sight one will have. Electroretinography is used to measure the electrical signals in the retina. Common symptoms of LCA include a child habitually pressing their eyes, formations of cataracts, thinning and gradual decline of the cornea which bulges outward into a cone shape. In some cases, the eyes of individuals with LCA can appear sunken. LCA is associated with over 25 mutated genes and affects approximately 180,000 individuals worldwide. Luxturna, developed by Spark Therapeutics, Inc., has been approved by the FDA to treat IRDs caused by retinoid isomerohydrolase ("RPE65") gene mutations. The RPE65 gene represents just one of more than 125 mutated genes linked to RP and LCA. No treatment options have been approved by the FDA for RP and LCA caused by mutations in other RP and LCA causing genes.
OCU400 for IRDs
OCU400 is our first product candidate being developed with our modifier gene therapy platform. OCU400 has the potential to restore retinal integrity and function across a range of genetically diverse IRDs. OCU400 consists of a functional copy of the retina-specific NHR gene, NR2E3, delivered to target cells in the retina using an AAV5 vector that has the potential to be used as a gene therapeutic not only for the treatment of retinal diseases associated with mutations in genes such as NR2E3, RHO,

CEP290, and PDE6ß, but also other gene mutations associated with IRDs, including RP and LCA. As a potent modifier gene, expression of NR2E3 may help reset retinal cell homeostasis, metabolism, and visual cycle function (Figure 9). OCU400 has received ODD for RP and LCA, a RMAT designation to OCU400 for the treatment of RP associated with NR2E3 and rhodopsin (“RHO’), and OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. We believe these broad ODD, RMAT, and OMPD designations demonstrate that OCU400 has the potential to be a broad-spectrum therapeutic to treat multiple IRDs. These ODD, RMAT, and OMPD designations represent gene-agnostic broad coverage for RP and LCA and are not mutation-specific designations.
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
We have completed dosing of RP patients and four LCA patients including a pediatric patient in the Phase 1/2 clinical trial for OCU400. We received FDA clearance to initiate a Phase 3 trial for OCU400 for the treatment of RP. We intend to begin patient dosing in Phase 3 study in 2Q, 2024. We expect to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and alignment with the FDA.
Overview of Dry AMD and Stargardt Disease and Current Treatment Options
Dry AMD is attributed to the thinning of the macula of the retina, which leads to impairment and loss of central vision. The macula is the part of the retina responsible for clear vision in one's direct line of sight. dAMD is characterized by the thickening and loss of normal architecture within the Bruch's membrane, lipofuscin accumulation in the RPE, and drusen formation beneath the RPE in the Bruch's membrane. These deposits consist of complement components, other inflammatory molecules, lipids, lipoproteins B and E, and glycoproteins. Common risk factors for dAMD include genetics, smoking, nutrition and vitamin deficiency, and heart disease. dAMD, which affects over 266 million individuals worldwide, involves the slow deterioration of the retina with submacular drusen (small white or yellow dots on the retina), atrophy, loss of macular function, and central vision impairment. Common symptoms of dAMD include visual distortions, reduced central vision in one or both eyes, increased difficulty adapting to low levels of light, and a well-defined blind spot in one's field of vision. Geographic Atrophy (GA) is an advanced form of dAMD that affects approximately 1 million people in the U.S. and 8 million people worldwide. GA involves several biological factors and pathways, including lipid metabolism, oxidative stress, inflammation, and activation of the complement system. The currently approved treatments for GA only focus on the complement system with limited treatment benefits.
Similarly, Stargardt disease is a rare genetic eye disorder that causes retinal degeneration and ultimately leads to loss of central vision. It is the most common form of inherited macular degeneration, affecting approximately 1 million individuals worldwide. Stargardt disease happens when lipofuscin, a fatty yellow pigment, accumulates on the macula, which leads to the degeneration of the photoreceptor cells in the macula and ultimately leads to progressive central vision loss. The photoreceptor cells convert light into electrical signals, which are then sent to the brain where they are processed to create the images we see. Stargardt disease is usually caused by mutations in the ABCA4 gene and is inherited in an autosomal recessive manner. This gene affects how one's body uses vitamin A. The body uses vitamin A to make cells in the retina. Common symptoms of Stargardt disease include gray, black, or hazy spots in one's central vision, sensitivity to light, increased time for eyes to adjust between light and dark places, color blindness, and gradual central vision loss in both eyes. Currently no treatment options exist to address dAMD or reverse or slow the progression of Stargardt disease and accordingly, there remains a significant unmet medical need for these ocular diseases.

OCU410 and OCU410ST for the Treatment of Dry AMD and Stargardt Disease
We are developing OCU410 and OCU410ST for the treatment of dAMD and Stargardt disease, respectively. OCU410 and OCU410ST utilize an AAV delivery platform for the retinal delivery of the RORA gene. RORA regulated gene networks are relevant in the treatment of dAMD and Stargardt disease. RORA reduces oxidative stress, limits lipofuscin deposits, reduces chronic inflammation, regulates complement activation, and improves choroidal blood flow. Gene variants of the ABCA4 gene are associated with both AMD and Stargardt disease. Stargardt disease is usually caused by mutations in the ABCA4 gene. This gene transports oxidized retinol compounds from photoreceptors to RPE cells for detoxification. In mice models, ABCA4 -/- displayed low levels of CD59. A cell-surface glycoprotein, CD59, prevents the formation of the complement membrane attack complex. We also currently have both OCU410 and OCU410ST programs in Phase 1/2 clinical development, actively enrolling patients. We completed dosing subjects in Cohort 1 (low dose group) for both of these programs. In April 2024, we announced that the DSMB approved to proceed dosing with the medium dose of OCU410 as well as OCU410ST in the dose-escalation phase of the study. No serious adverse events (SAEs) have been reported to date.
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
OCU400 Phase 1/2 Clinical Study Results

In the Phase 1/2 OCU400-101 study, a total of 22 subjects aged 9 to 77 years, male and female, received OCU400 subretinal injection in 3 dose levels of up to 300 µL. All subjects had a confirmed molecular diagnosis of either a biallelic autosomal recessive NR2E3 mutations, or autosomal dominant NR2E3 mutation, or autosomal dominant RHO mutations or CEP290 mutation. In February 2024, in continuation of the preliminary analyses update, we announced an update for 18 participants. The trial update was an extension of the positive preliminary data from September 2023. The positive trial update demonstrated that OCU400 continued to be generally safe and well-tolerated in subjects across different mutations and dose levels. 89% of participants demonstrated preservation or improvement in the treated eye either on BCVA or LLVA or MLMT scores from baseline. 78% of participants demonstrated preservation or improvement in the treated eyes in MLMT scores from baseline. 80% of RHO mutation subjects experienced either preservation or improvement in MLMT scores from baseline.
NOVEL BIOLOGIC PRODUCT CANDIDATE FOR RETINAL DISEASES
We are developing OCU200, which is a novel fusion protein containing parts of human transferrin and tumstatin. OCU200 is designed to treat DME, DR, and Wet AMD. We have completed the technology transfer of manufacturing processes to our contract development and manufacturing organization ("CDMO") and have produced trial materials to initiate a Phase 1 trial. In April 2023, the FDA placed our IND application to initiate a Phase 1 trial targeting DME on clinical hold, as part of the FDA's request for additional information related to CMC. We have submitted a response to the FDA with additional information. We continue to work with the FDA to address comments to lift the clinical hold. The planned Phase 1 clinical study will assess the unilateral intravitreal administration of OCU200 alone or in combination with an approved anti-VEGF therapy in participants with DME. This is a multicenter, open-label, dose ranging study with three cohorts in the dose-escalation portion of the study and one cohort in the combination therapy portion of the study.
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
DR and DME are the most common vision-threatening diseases in patients with diabetes. Approximately 162 million individuals are affected with DR and approximately 21 million with DME worldwide. As the population of people experiencing diabetes increases, these statistics are expected to increase, due to poor disease management, lifestyle-related changes and the aging population. There are limited treatment options available for patients with DR and DME. Current first-line treatments for DR and DME include the use of anti-vascular endothelial growth factor ("VEGF") therapy and anti-inflammatory therapy, such as corticosteroids. These treatments do not work effectively in approximately 50% of patients with DME. There is a significant need to develop a novel, differentiated therapeutic to treat DR and DME.
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
Overview of Wet AMD
OCU200 also has the potential to represent a better treatment option for patients suffering from Wet AMD. Most AMD cases begin as dAMD and may progress towards the advanced "Wet" form. Wet AMD is caused by abnormal blood vessels in the retina that leak fluid or blood into the macula. The result can be irreversible damage to photoreceptor cells and rapid, severe vision loss, particularly in the center of the field of vision, causing significant functional impairment. If left untreated, neovascularization in Wet AMD patients typically results in significant vision loss and the formation of a scar under the macula. Wet AMD affects approximately 10-15% of patients with AMD but progresses more rapidly and is known to be responsible for approximately 90% of all AMD-related blindness.
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
OCU200 for the Treatment of DR, DME, and Wet AMD
OCU200 is a novel fusion protein containing parts of human transferrin and tumstatin, that are already present normally in retinal tissues. Patients affected by these diseases share common symptoms, such as blurriness in vision and continued vision loss through disease progression. The formation of fragile and leaky new abnormal blood vessels leads to fluid accumulation in and around the retina, causing vision damage.
We believe OCU200 possesses unique features to efficiently target retina and choroid and inhibit vascular leakage and/or growth of new blood vessels. Tumstatin, which acts as an anti-angiogenic, anti-inflammatory, and anti-oxidative agent, is the active component of OCU200. It binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to enhance the delivery of fused proteins across cellular barriers, including retinal barriers. OCU200 is designed to address the limitations of current therapies by targeting multiple mechanisms associated with ocular neovascularization and inflammation specifically focusing on non-responders to currently available treatment options.
A proof-of-concept study involving different animal models demonstrated the therapeutic potential of OCU200 in the treatment of DR, DME, and Wet AMD. In an animal model for DME and DR (oxygen-induced retinopathy in mice), OCU200, at a significantly lower dose (10 micrograms per eye), was comparable to existing approved anti-VEGF therapy (Eylea, 20 micrograms per eye) in preventing disease manifestation and progression. Studies in animal models for Wet AMD (laser induced choroidal neovascularization in mice and rats) suggest that OCU200 may possess comparable or slightly better activity compared to anti-VEGF control groups in preventing the formation and growth of new leaky blood vessels and subsequently disease symptoms. We believe that OCU200's distinct mechanism of action by targeting the integrin pathway could potentially provide benefit to patients, particularly to those patients that do not respond to currently approved therapies.
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
NeoCart was acquired in our reverse merger in 2019 with Histogenics Corporation ("Histogenics"). Prior to 2019, Phase 1 and Phase 2 clinical trials were conducted to demonstrate the safety and efficacy of NeoCart. These clinical trials reported a decrease in pain and improved function of the knee. Additionally, per the results of the Phase 2 clinical trial, more patients responded to NeoCart than microfracture surgery. No Serious Adverse Events ("SAEs") were reported. A Phase 3 clinical trial was conducted to demonstrate the safety and effectiveness of NeoCart as compared to microfracture surgery to treat cartilage defects in the knee. This clinical trial enrolled 249 subjects between the ages of 18 and 59. The Phase 3 clinical trial of NeoCart narrowly missed the primary endpoint of a statistically significant improvement in pain and function in a dual threshold responder analysis one year after the treatment as compared to microfracture surgery.
We have received concurrence from the FDA on the confirmatory Phase 3 clinical trial design. This study will be a randomized, controlled clinical trial designed to evaluate the efficacy and safety of NeoCart in comparison to the current standard of care, chondroplasty, in subjects with articular cartilage defects. We intend to initiate the Phase 3 trial in the second half of 2024, contingent on adequate availability of funding. Our Phase 3 clinical trial will use chondroplasty as the control instead of microfracture, which was used in the Phase 3 clinical trial conducted by Histogenics. Additionally, the Phase 3 clinical trial conducted by Histogenics used a responder analysis for the co-primary endpoint (as opposed to microfracture) that included an improvement of at least 12 points in outcome compared to baseline at one year on the knee injury and OA outcome score pain assessment test and an improvement of at least 20 points in outcome compared to baseline on the International Knee Documentation Committee subjective test. In contrast, our Phase 3 clinical trial will use a co-primary efficacy endpoint defined as the mean change from baseline (as opposed to chondroplasty) to two years for the patients' Knee Injury and Osteoarthritis Outcome Score Pain and Function (Activities of Daily Living) subscale scales. Additionally, the Phase 3 clinical trial conducted by Histogenics enrolled patients with a total lesion size of less than six cm2, while our Phase 3 clinical trial will enroll patients with total lesion sizes between one to three cm2.
The cartilage is a complex tissue which protects the various joints and bones in the human body. It acts as a shock absorber throughout the body withstanding significant pressure and allowing for joints to glide smoothly with minimal friction. Cartilage damage can be caused by acute trauma, such as a bad fall or a sports-related injury, or by repetitive trauma, such as general wear over time. Unlike other tissues in the body, cartilage in the joints has no innate ability to repair itself, making any injury permanent. If left untreated, even a small defect can expand in size and progress to debilitating Osteoarthritis ("OA"), ultimately requiring a joint replacement procedure. Over 528 million individuals worldwide are diagnosed with OA. This number is expected to increase as the population of aging yet active individuals and the rates of obesity increase.
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
Overview of COVID-19
COVID-19, caused by the SARS-CoV-2 virus, was first reported to have surfaced in Wuhan, China in December 2019 and was declared a global pandemic by the World Health Organization ("WHO") in March 2020. COVID-19 is a highly transmissible disease that spreads from person to person through respiratory droplets that are produced when an infected person coughs, sneezes, or talks. Since being discovered, new variants of SARS-CoV-2 have emerged. New variants of a virus emerge when a mutation to the virus' genes occurs. As of January 28, 2024, SARS-CoV-2 and its variants have caused approximately over 774.4 million cases of COVID-19 and 7.0 million deaths, with the United States alone accounting for over 103.4 million cases and 1.2 million deaths. The JN.1 variant is a descendent lineage of SARS-CoV-2 variant BA.2.86, with the earliest sample collected on August 25, 2023 and has continued to be deemed a variant of interest by the WHO due to at least one of the following characteristics: increase in transmissibility or detrimental change in COVID-19 epidemiology, an increase in virulence or change in clinical disease presentation, or a decrease in effectiveness of public health and social measures or available diagnostics, vaccines, or therapeutics. Since being identified, JN.1 continues to be reported in multiple countries, and its prevalence has been rapidly increasing globally and now represents the vast majority of BA.2.86 descendent lineages reported. On May 11, 2023, the U.S. Department of Health and Human Services announced the COVID-19 public health emergency ended, yet the cases remain high as new variants emerge since the current intramuscular vaccines do not provide significant protection against respiratory mucosal infection.
Overview of the Seasonal Flu
The seasonal flu, or seasonal influenza, is an acute respiratory infection caused by influenza viruses circulating globally. In temperate climates, seasonal epidemics occur mainly during the winter, while in other regions, transmission may occur throughout the year, causing outbreaks more irregularly. The seasonal flu causes illnesses that range in severity and may lead to hospitalization and death in certain cases. As of October 3, 2023, worldwide, the seasonal flu is estimated to result in 3 to 5 million cases of severe illness, and 0.3 million to 0.7 million respiratory deaths.

The seasonal flu spreads easily and rapidly transmits in crowded areas. The seasonal flu is transmitted when an infected person coughs or sneezes and droplets containing the virus are dispersed into the air and infects those in close proximity that breathe the droplets in. The seasonal flu can also spread through physical contact, although this type of transmission is less common than airborne transmission. The flu is most commonly prevented by getting an annual flu vaccine and taking preventative actions to avoid transmission such as staying away from those who are sick, frequent handwashing, and covering coughs and sneezes. As of October 10, 2023, for the 2022 to 2023 flu season, over 49.3% of the U.S. population six months of age and older have received a seasonal flu shot. As of August 31, 2023, 173.4 million vaccine doses have been administered for the 2022 to 2023 season. Several flu antiviral drugs are also available in different dosage forms to treat the seasonal flu, including pills, liquid, an inhaled powder, or an intravenous solution. These flu antiviral drugs are only available through a prescription from a healthcare provider and are not sold over the counter.
Novel Inhaled Mucosal Vaccine Platform for the Prevention of COVID-19 and the Seasonal Flu
We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a monovalent COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine.
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
The Spike (S) protein of SARS-CoV-2 is the principal target for antibody-based and vaccine countermeasures. The S protein serves as the primary viral attachment and entry factor to promote SARS-CoV-2 entry into human cells. In preclinical studies that have been conducted to assess the durability, dose response, and cross-protective activity in mice, it was demonstrated that a single dose of our inhaled mucosal COVID-19 vaccine induced durably high neutralizing and antibody effector responses in serum and S protein specific IgG and Immunoglobulin A, which is essential for reducing infection and transmission of COVID-19. This approach represents a potential universal booster, regardless of previous COVID-19 vaccination. OCU520, our combination quadrivalent seasonal flu and COVID-19 vaccine, is designed to provide the unique ease of getting both an annual COVID-19 booster vaccine and an annual seasonal flu vaccine in one vaccine.
Pursuant to the WU License Agreement, we obtained the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine in the Mucosal Vaccine Territory. In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. In October 2023, OCU500 was selected by the National Institute of Allergy and Infectious Diseases' ("NIAID") Project NextGen for inclusion in clinical trials. OCU500 will be tested via two different mucosal routes, inhalation into the lungs and as a nasal spray. The clinical trials are expected to begin mid-2024. We are continuing discussions with relevant government agencies regarding developmental funding for our OCU510 and OCU520 platforms.
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

The development and commercialization of gene therapies is highly competitive. We are aware of several companies focusing on gene therapies for various ophthalmic indications including Applied Genetic Technologies Corporation, as acquired by Syncona Limited, Astellas Pharma Inc., MeiraGTx Holdings plc in partnership with Janssen Pharmaceuticals, Inc., Nanoscope Therapeutics Inc., REGENXBIO Inc., Novartis AG, F. Hoffmann-La Roche AG ("Roche AG"), Kiora Pharmaceuticals, Inc., Genentech, Inc. in partnership with Lineage Cell Therapeutics, Inc., and Luxturna, the product developed by Spark Therapeutics, Inc. and marketed by Roche AG, is currently the only gene therapy approved to treat IRDs in the United States which addresses only mutations in the one gene, RPE65. The mutation associated with the RPE65 gene represents just one of more than 125 mutated genes linked to RP and LCA.
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
We face, and will continue to face, intense competition from companies as well as institutions that are pursuing or have commercialized vaccines that would compete with our novel inhaled mucosal vaccine platform, if commercialized. The competitive landscape of COVID-19 vaccines has been rapidly developing since the beginning of the COVID-19 pandemic and includes competitors such as Pfizer Inc./BioNTech SE, Moderna, Inc., AstraZeneca PLC, Novavax, Inc., Sinovac Biotech Ltd., Gamaleya Research Institute of Epidemiology and Microbiology, and Center for Genetic Engineering and Biotechnology. Each of the aforementioned vaccines have been authorized or approved in at least one country within the Ocugen Mucosal Vaccine Territory and are intramuscular vaccines. CanSinoBIO's Convidecia Air, an intranasal vaccine targeting COVID-19, has been approved in China. Other competitors for our novel inhaled mucosal vaccine platform include CyanVac LLC, Meissa Vaccines, Inc., Codagenix, Inc., Intravacc B.V., McMaster University, and Tetherex Pharmaceuticals Corporation. Companies such as Pfizer Inc./BioNTech SE, Moderna, Inc., CureVac N.V in partnership with GSK plc, Vivaldi Biosciences Inc., and Novavax, Inc. are also in the process of developing a combination vaccine that will protect against COVID-19 and the seasonal flu. Vivaldi Biosciences Inc. is also currently undergoing clinical trials for their intranasal vaccine for the seasonal flu.
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
MANUFACTURING AND SUPPLY
We utilize our in-house expertise and know-how as well as the expertise and know-how of our industry leading manufacturing partners to develop and scale up our manufacturing processes for both the clinical and commercial supply of our product candidates. Our in-house expertise includes personnel with extensive product development and commercialization experience who actively manage our manufacturing partners that produce products in our product candidate pipeline. Our current manufacturing partners have state-of-the-art facilities with significant expertise in biotechnology manufacturing.
Clinical Supply of Our Modifier Gene Therapy Platform
We have a co-development and commercialization agreement with CanSinoBIO with respect to the development and commercialization of our modifier gene therapy platform including OCU400, OCU410 and OCU410ST. CanSinoBIO is responsible for the CMC development and manufacture of clinical supplies of such product candidates and is responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize our modifier gene therapy platform in and for China, Hong Kong, Macau, and Taiwan (the "CanSinoBIO Territory"), and we maintain exclusive development, manufacturing, and commercialization rights with respect to our modifier gene therapy platform outside the CanSinoBIO Territory (the "Company Territory").

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
Clinical and Commercial Supply of NeoCart
We have completed renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for Phase 3 clinical trial material.
Clinical Supply of Inhaled Mucosal Vaccine Platform
In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. Project NextGen is a $5 billion multi-government agency initiative to develop the next generation of vaccines and therapeutics to combat the spread of COVID-19. NIAID, with funding from Project NextGen, will cover the full cost of the clinical trials, including operations and related analysis. Ocugen will be responsible for providing clinical trial materials and upon completion will have full right of reference to the findings, which Ocugen believes will provide clinical evidence to support the further development of the Company’s lead mucosal vaccine candidate.
Clinical Supply of OCU200
In October 2020, we entered into a manufacturing agreement with a CDMO for the manufacture of OCU200. Under the manufacturing agreement, our CDMO will manage all CMC and clinical manufacturing activities for OCU200. We have completed the technology transfer of manufacturing processes to our CDMO and have produced clinical trial materials to initiate the planned Phase 1 clinical trial. In April 2023, the FDA placed our IND application to initiate a Phase 1 trial targeting DME on clinical hold, as part of the FDA's request for additional information related to CMC. We have submitted a response to the FDA with additional information. We continue to work with the FDA to address comments to lift the clinical hold.
LICENSE AND DEVELOPMENT AGREEMENTS
We are party to license and development agreements under which we license or co-own patents, patent applications, technical information, and other intellectual property for our product candidates. Certain diligence and financial obligations are tied to these agreements. We consider the following agreements to be material to our business.
Modifier Gene Therapy Program
Exclusive License Agreement with SERI
In December 2017, we entered into an exclusive license agreement with SERI, which was amended in January 2021 (as amended, the "SERI Agreement"). The SERI Agreement gives us an exclusive, worldwide, sublicensable license to patent rights, biological materials, and technical information for NHR genes NR1D1, NR2E3 (OCU400), RORA (OCU410 and OCU410ST), Nuclear Protein 1, Transcriptional Regulator ("NUPR1"), and Nuclear Receptor Subfamily 2 Group C Member 1 ("NR2C1"). The January 2021 amendment to the SERI Agreement additionally granted us rights in co-owned intellectual property pursuant to certain patent applications and provisional patent applications at the time of the amendment. Under the SERI Agreement, we may make, have made, use, offer to sell, and import licensed products, and must use commercially reasonable efforts to bring one or more licensed products to market as soon as reasonably practicable.
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
Co-Development and Commercialization Agreement with CanSinoBIO
We entered into the CanSinoBIO Agreement with CanSinoBIO with respect to the development and commercialization of our modifier gene therapy product candidates, OCU400, OCU410, and OCU410ST. The CanSinoBIO Agreement was originally entered into in September 2019 with regards to OCU400, and was subsequently amended in September 2021 and November 2022 to include OCU410 and OCU410ST, respectively. Pursuant to the CanSinoBIO Agreement, we are collaborating with CanSinoBIO on the development of our modifier gene therapy platform. CanSinoBIO is responsible for the CMC development and manufacture of clinical supplies of such product candidates and is responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize our modifier gene therapy platform in and for the CanSinoBIO Territory, and we maintain exclusive development, manufacturing, and commercialization rights with respect to our modifier gene therapy platform in the Company Territory.
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
Vaccines
Exclusive License Agreement with Washington University
In September 2022, we entered into the WU License Agreement with Washington University, pursuant to which we were granted an exclusive, sublicensable, royalty-bearing license to patent rights for an inhaled mucosal COVID-19 vaccine, as well as a license to certain tangible research property and technical information necessary to exploit the patent rights within the United States, Europe, and Japan. In January 2023, we amended the WU License Agreement to add the countries of South Korea, Australia, and China to the Mucosal Vaccine Territory, and in November 2023, we further amended the WU License Agreement to add Hong Kong to the Mucosal Vaccine Territory.

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
NIAID Project NextGen Clinical trial support
In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. Project NextGen is a $5 billion multi-government agency initiative to develop the next generation of vaccines and therapeutics to combat the spread of COVID-19. NIAID, with funding from Project NextGen, will cover the full cost of the clinical trials, including operations and related analysis. Ocugen will be responsible for providing clinical trial materials and upon completion will have full right of reference to the findings, which Ocugen believes will provide clinical evidence to support the further development of the Company’s lead mucosal vaccine candidate.
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
As of April 10, 2024, our patent portfolio for our product candidates included a total of 24 issued patents in the United States, 63 issued or registered patents in foreign countries, 12 pending patent applications in the United States, and 15 pending patent applications in foreign countries. Our issued or registered patents and pending patent applications include those licensed from SERI, Purpose Co, Washington University, and CU. Certain issued patents and pending patent applications cover multiple of our product candidates. Our intellectual property includes compositions of matter, methods of use, product candidates, and other proprietary technology. As of April 10, 2024, we had exclusive rights or owned rights to: (i) one issued U.S. patent related to OCU400; (ii) one issued U.S. patent, two pending U.S. patent applications, and four pending foreign patent applications related to OCU410 and OCU410ST; (iii) 21 issued U.S. patents; four pending U.S. patent applications, 38 issued or registered foreign patents, and eight pending foreign patent applications related to NeoCart; (iv) six pending U.S. patent applications and three pending foreign patent applications related to OCU500, OCU510 and OCU520; and (v) one issued U.S. patent and 25 issued or registered foreign patents related to OCU200. Our current portfolio of issued patents in the U.S. and issued or registered patents in foreign countries related to our product candidates expire between 2024 and 2038.
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

An IND application becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, notifies the applicant of safety concerns or questions related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may begin. A separate submission to an existing IND application must also be made for each successive clinical trial conducted during product development.
Clinical Trials
Clinical trials involve the administration of the investigational product to human subjects (healthy volunteers or patients) under the supervision of qualified investigators. Clinical trials must be conducted in accordance with federal regulations and GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, as well as the review and approval of the study by an IRB. Investigators must also provide certain information to the clinical trial sponsors to allow the sponsors to make certain financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety, the effectiveness criteria to be evaluated, and a statistical analysis plan. A protocol for each clinical trial, and any subsequent protocol amendments, must be submitted to the FDA as part of the IND submission. If a product candidate is being investigated for multiple intended indications, separate IND applications may also be required. In addition, an IRB at each study site participating in the clinical trial and/or a central IRB must review and approve the plan for any clinical trial, informed consent forms, and communications to study subjects before a study commences at that site. An IRB is charged with protecting the welfare and rights of trial participants, and considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits, and whether the planned human subject protections are adequate. The IRB must continue to oversee the clinical trial while it is being conducted. Progress reports detailing the results of the clinical trials must also be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events ("SAEs") or other significant safety information is found.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Sponsors are required to submit periodic progress reports and safety reports to FDA throughout the clinical development program. Phase 1, Phase 2, and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. If the FDA issues a clinical hold halting a clinical trial, the agency must notify the IND sponsor of the grounds for the hold. Any identified deficiencies must be resolved before the FDA will lift the hold and allow the clinical trial to begin or resume. There is no guarantee the FDA will ever lift a clinical hold once put in place. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements or if the trial poses an unexpected serious harm to subjects. The FDA or an IRB may also impose conditions on the conduct of a clinical trial. Clinical trial sponsors may also choose to discontinue clinical trials as a result of risks to subjects, a lack of favorable results, or changing business priorities.
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
•Phase 2 — Controlled studies are conducted in larger but still limited subject populations with a specified disease or condition to evaluate preliminary efficacy, identify optimal dosages, dosage tolerance and schedule, possible adverse effects and safety risks, and expanded evidence of safety.
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

Once the FDA receives an application, it generally takes 60 days to review the NDA or BLA (collectively, the "marketing application") to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. The FDA may refuse to review any application that it deems incomplete or not properly reviewable at the time of submission and may request additional information. If the submission is accepted for filing, the FDA begins an in-depth review of the marketing application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA aims to complete its initial review of a marketing application and respond to the applicant within 10 months from the filing date for a standard marketing application, and within six months from the filing date for a priority marketing application. The FDA does not always meet its PDUFA goal dates for standard and priority marketing applications, and the review process is often significantly extended by FDA requests for additional information or clarification.
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
Pediatric Exclusivity
Pediatric exclusivity is one type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity and patent periods. Conditions for exclusivity include the FDA's determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform and report on the requested studies within the statutory timeframe.
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
To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product candidate is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. If fast track designation is obtained, sponsors may be eligible for more frequent development meetings and correspondence with the FDA. In addition, the FDA may initiate review of sections of an application before the application is complete. This "rolling review" is available if the applicant provides and the FDA approves a schedule for the remaining information. Fast track designation can be rescinded if the product candidate no longer meets the qualifying criteria.
To be eligible for breakthrough therapy designation, the FDA must determine, based on the request of the sponsor, that a product candidate is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies are eligible for intensive guidance on an efficient development program beginning as early as Phase 1 trials, a commitment from the FDA to involve senior managers and experienced review staff in a proactive collaborative and cross-disciplinary review, rolling review, and the facilitation of cross-disciplinary review. Breakthrough designation can also be rescinded if FDA determines the product candidate no longer meets qualifying criteria.
Established under the 21st Century Cures Act, RMAT designation is a dedicated program designed to expedite the drug development and review processes for promising regenerative medicine products, including genetic therapies. A regenerative medicine advanced therapy is eligible for RMAT designation if it is intended to treat, modify, reverse, or cure a serious or life threatening disease or condition, and preliminary clinical evidence indicates that the drug or therapy has the potential to address unmet medical needs for such disease or condition. Similar to breakthrough therapy designation, RMAT designation provides the benefits of intensive FDA guidance on efficient drug development, including the ability for early interactions with FDA to discuss surrogate or intermediate endpoints, potential ways to support accelerated approval and satisfy post-approval requirements, potential priority review of a BLA, and other opportunities to expedite development and review.

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

Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be developed and approved under the accelerated approval pathway, which means the FDA may approve the product candidate based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A drug or biologic candidate approved under the accelerated approval pathway is generally subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect of the product.
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
In addition, the distribution of prescription drug and biological products is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of samples at the federal level. Both the PDMA and state laws limit the distribution of prescription drug and biological product samples and impose requirements to ensure accountability in distribution. Free trial or starter prescriptions provided through pharmacies are also subject to regulations under the Medicaid Drug Rebate Program ("MDRP") and potential liability under anti-kickback and false claims laws.
Moreover, the Drug Supply Chain Act ("DSCSA") imposes obligations on sponsors of drug and biological products related to product tracking and tracing. Among the requirements of this legislation, sponsors are required to provide certain information regarding the products to individuals and entities to which product ownership is transferred, are required to label products with a product identifier, and are required to keep certain records regarding the product.
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

The federal Anti-Kickback Statute, which prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order, or the referral to another for the furnishing or arranging of any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs, in whole or in part. The term "remuneration" has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biotechnological industry members on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of a federal healthcare covered business, including purchases of products paid by federal healthcare programs, the statute has been violated. A violation of the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. The government or a whistleblower may assert that a claim for payment of items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil FCA. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance.

The federal civil FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or avoiding, decreasing, or concealing an obligation to pay money to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. Actions under the False Claims Act may be brought by the federal government or as a qui tam action by a private individual in the name of the government. The civil FCA provides for treble damages and a civil penalty for each false claim, such as an invoice or pharmacy claim for reimbursement, which can aggregate into millions of dollars, and potential exclusion from federal health care programs.
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
The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statements or representations in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. The government need not establish actual knowledge of the statute, or the specific intent in order to prove a violation.

The federal Physician Payment Sunshine Act requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals and certain other HCPs (such as physicians assistants and nurse practitioners), and ownership and investment interests held by physicians and their immediate family members.

Further, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and its respective implementing regulations imposes certain requirements on covered entities and their business associates – certain persons or entities that create, receive, maintain, or transmit health information in connection with providing a specified service or performing a function on behalf of a covered entity – relating to the privacy, security, and transmission of certain individually identifiable health information, known as protected health information. In addition, other federal and state laws may govern the privacy and security of health and other information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

Any failure by us or any of our third-party service providers to follow such laws could result in significant liability or reputational harm under such state and federal privacy and other laws. The landscape of federal and state laws regulating personal data is constantly evolving, and compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. Certain state laws also regulate sponsors' use of prescriber-identifiable data. Certain states also require implementation of commercial compliance programs and compliance with the pharmaceutical industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments or the provision of other items of value that may be made to healthcare providers and other potential referral sources; impose restrictions on marketing practices; or require drug companies to track and report information related to payments, gifts, and other items of value to physicians and other healthcare providers. Other state laws and local ordinances require identification or licensing of sales representatives.
Recently, states have enacted or are considering legislation intended to make drug prices more transparent and deter significant price increases, typically as consumer protection laws. These laws may affect our future sales, marketing, and other promotional activities by imposing administrative and compliance burdens.
If our operations are found to be in violation of any of the laws or regulations described above or any other applicable laws, we may be subject to penalties or other enforcement actions, including significant criminal, civil, and administrative monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, corporate integrity agreements, suspension and debarment from government contracts, and refusal of orders under existing government contracts, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. In addition, many government programs as a condition of participation mandate fixed discounts or rebates from labelers regardless of formulary position or utilization, and then rely on competition in the market to attain further price reductions, which can greatly reduce realization on the sale.
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
The ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the ACA expanded manufacturers' rebate liability under the MDRP by increasing the minimum Medicaid rebate for both branded and generic products, expanded the 340B program, and revised the definition of AMP, which could increase the amount of Medicaid rebates manufacturers are required to pay to states. The legislation also extended Medicaid rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those products. CMS has issued final regulations to implement the changes to the MDRP and other changes under the ACA. Since that time, there have been significant ongoing efforts to modify or eliminate the ACA. For example, the Tax Cuts and Job Act of 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, or the Code, commonly referred to as the individual mandate.

Other legislative changes have been proposed and adopted since the passage of the ACA. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of an amount greater than $1.2 trillion for the fiscal years 2012 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent legislation extended sequestration to 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. The American Taxpayer Relief Act among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on our business and the pharmaceutical industry in general is not yet known.

In addition, legislation and regulatory actions have created certain price reporting obligations under the MDRP and 340B Program. Under the MDRP, a manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds made available to states for its drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that manufacturers report on a monthly and quarterly basis to CMS, the federal agency that administers Medicare and Medicaid. A manufacturer that becomes aware that its Medicaid reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, is obligated to resubmit the corrected data for up to three years after those data originally were due, which revisions could affect rebate liability for prior quarters. If a manufacturer fails to pay the required rebate amount or report pricing data on a timely basis, it may be subject to civil monetary penalties and/or termination of its Medicaid Drug Rebate program agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for its covered outpatient drugs. Federal law requires that any manufacturer that participates in the Medicaid Drug Rebate Program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. If a manufacturer is found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price, it could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate its agreement to participate in the 340B program, in which case its covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program.

We expect that changes to the ACA, the IRA, and the Medicare and Medicaid programs, additional changes allowing the federal government to directly negotiate prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access or financing or legislation in individual states, could have a material adverse effect on our business.
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
Regulation Outside of the United States
In addition to regulations in the U.S., we may be subject to a variety of regulations in foreign jurisdictions that govern, among other things, clinical trials and any commercial sales and distribution of our product candidates, if approved, either directly or through our distribution partners. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing and sale of the product in those countries. The foreign regulatory approval process includes all of the risks associated with the FDA approval process described above, and the time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Requirements governing the conduct of clinical trials, product approval, pricing, and reimbursement vary from country to country. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in other countries. Moreover, some nations may not accept clinical studies performed for U.S. approval to support approval in their countries or require that additional studies be performed on natives of their countries. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. Resulting prices could be insufficient to generate an acceptable return to us or any future partner of ours. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
HUMAN CAPITAL
As of April 10, 2024, we had 65 employees, of which 58 employees are located in the United States and 7 are located in India. The majority of the employees were full-time. None of our employees are represented by a labor union or covered by a collective bargaining agreement. In addition to our employees, we engage various consultants to support key areas of our business, including support of our research and development, administrative, manufacturing, and commercialization activities.
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
We are proud of the fact that our team includes 69% of employees in ethnic and racial minority groups and also that 43% of our employees are women, both as self-disclosed. We continue to focus on expanding our commitment to diversity and inclusion across our entire workforce, including working with managers to develop strategies for building diverse teams and promoting the advancement of employees from diverse backgrounds.
Values
We are guided by a commitment to accountability, respect, collaboration, and inclusivity. These principles drive the values of our employees and agents that enable us to propel the future of medical science. These values include:
•Respect — Acknowledging individual talents and understanding success requires diversity.
•Integrity — An unwavering commitment to do what is right.
•Teamwork — Collaboratively arriving at solutions so our people, patients, and shareholders benefit.
•Accountability — Taking ownership of key deliverables.
CORPORATE INFORMATION
We were originally incorporated as a Massachusetts corporation in 2000 under the name Histogenics Corporation ("Histogenics") and underwent a corporate reorganization in 2006, pursuant to which we were reincorporated as a Delaware corporation. On September 27, 2019, we completed a reverse merger (the "Merger") with Ocugen OpCo, Inc. ("OpCo") in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of April 5, 2019, by and among

OpCo, Restore Merger Sub, Inc., our wholly owned subsidiary ("Merger Sub"), and us, as amended, pursuant to which Merger Sub merged with and into OpCo, with OpCo surviving as our wholly owned subsidiary. Immediately after the completion of the Merger, we changed our name to Ocugen, Inc. and the business previously conducted by OpCo became the business conducted by us. Our common stock trades on The Nasdaq Capital Market ("Nasdaq") under the symbol “OCGN.”

Our principal office is located at 11 Great Valley Parkway, Malvern, Pennsylvania 19355, and our telephone number is (484) 328-4701. Our website address is www.ocugen.com. Our website and the information contained on, or that can be accessed through, our website shall not be deemed to be incorporated by reference in, and is not considered part of this Annual Report. You should not rely on any such information in making your decision whether to purchase our common stock.
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

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.ocugen.com, under “Investors”. Any amendments to Code of Business Conduct and Ethics are also being posted on our website, www.ocugen.com, under “Investors”.

Item 1A.    Risk Factors.

Careful consideration should be given to the following risk factors, together with all other information set forth in this Annual Report on Form 10-K (“Annual Report”), including our consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the Securities and Exchange Commission (the “SEC”), in evaluating Ocugen, Inc. and our subsidiaries (collectively, the “Company”, “we”, or “our”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.
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
•If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline

Risks Related to Our Financial Position and Capital Requirements
We have incurred significant losses and negative cash flows from operations since our inception. We may incur losses over the next several years and may never achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern absent obtaining significant additional funding.
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
We have not generated significant revenue to date and have funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. We incurred net losses of approximately $63.1 million and $86.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $286.2 million and a cash and cash equivalents balance of $39.5 million. This amount will not meet our capital requirements over the next 12 months. We estimate that our cash and cash equivalents will enable us to fund our operations into the fourth quarter of 2024. Based on this estimate, we will need to raise significant additional capital in order to fund our future operations. We have based this estimate on assumptions that may prove to be wrong, and our operating and capital requirements may change as a result of many factors currently unknown to us.
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
We anticipate that our expenses will decrease in fiscal year 2024 as compared to fiscal year 2023 due to a reduced headcount, lower legal expenses, as well as internal cost savings initiatives.
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
Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate revenue that is sufficient to achieve profitability unless and until we obtain marketing approval for and commercialize one of our product candidates and even if we obtain marketing approval for and commercialize one of our product candidates, we may never become profitable. Our product candidates are in various stages of preclinical and clinical development or pre-commercialization, and it is unknown whether our near-term efforts to obtain regulatory approval or commercial sales may be successful or whether additional preclinical, clinical, or manufacturing data may be needed before we obtain regulatory approval for any candidate. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become profitable or inability to remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, continue or undertake commercialization efforts, diversify our product offerings, or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
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
We expect to devote substantial financial resources to our ongoing and planned product development activities, particularly as we continue the development of and seek EUA or marketing approval for our product candidates and any potential future product candidates, as applicable. As of December 31, 2023, we had cash and cash equivalents of approximately $39.5 million. This amount will not meet our capital requirements over the next 12 months. We estimate that our cash and cash equivalents will enable us to fund our operations into the fourth quarter of 2024. Based on this estimate, we will need to raise significant additional capital in order to fund our future operations. We have based this estimate on assumptions that may prove to be wrong, and our operating and capital requirements may change as a result of many factors currently unknown to us.
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

Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential product candidates. These decisions may prove to have been wrong and may adversely affect our ability to develop our own programs, our attractiveness as a commercial partner and may ultimately have an impact on our commercial success.

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management, and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for our lead product candidates, our business, financial condition and results of operations could be materially adversely affected.
We will need additional capital in order to enable us to successfully develop our product candidates, and such funding may not be available on acceptable terms, or at all. Raising additional capital may cause dilution to stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
We will need additional capital in order to enable us to successfully develop and obtain authorization or approval for our product candidates. Such funding may not be available on acceptable terms, or at all. We expect to raise additional capital through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, government grants, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, or funding from other third parties. We also intend to work closely with government agencies to obtain funding for the development of our novel inhaled mucosal vaccine platform. In April 2023, the FDA announced the cancellation of emergency use authorizations ("EUA") issued to monovalent vaccines and the simplification of the vaccination schedule of bivalent vaccines that have EUAs in the United States, and in May 2023 the public health emergency ended. It is currently unclear what effect, if any, the planned cessation of the emergency declarations will have on our ability to obtain government funding to advance the development of our vaccine product candidates.

We are opportunistically pursuing vaccines development. In October 2023, the NIAID selected OCU500, a mucosal vaccine candidate specifically targeted to fight COVID-19, for inclusion in a Phase 1 trial comparing the administration of OCU500 via different mucosal routes—inhalation into the lungs or up the nose via a nasal spray.
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
Our management has broad discretion in the use of the net proceeds from our capital raises, including our May 2023 public offering, and may not use these proceeds effectively.
Our management has broad discretion in the application of the net proceeds from our capital raises (our “Capital Raises”), including our May 2023 public offering, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our Capital Raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our Capital Raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our Capital Raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our Capital Raises. We have and may continue to invest the net proceeds from our Capital Raises in investment-grade, interest-bearing instruments and U.S. government agency securities and treasuries. These investments are not likely to yield a significant return. Our management might not apply our existing cash and cash equivalents in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business.
Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.
As of December 31, 2023, we had $2.5 million of outstanding principal borrowings under a Loan Agreement (the "EB-5 Loan Agreement") with EB5 Life Sciences, L.P. ("EB-5 Life Sciences"), which we are required to repay on the seventh anniversary of the date of the last disbursement under the EB-5 Loan Agreement (unless terminated earlier pursuant to the terms of the EB-5 Loan Agreement). Our obligations under the EB-5 Loan Agreement are secured by substantially all of our assets other than our intellectual property. We could in the future incur additional indebtedness beyond our borrowings under the EB-5 Loan Agreement.
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
We have incurred significant net operating losses since our inception. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $226.2 million. Our ability to utilize these net operating losses to offset future tax liabilities depends on the successful development of our product candidates and future financial performance.
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

Finally, the public's attitude may be influenced by claims that gene therapy technology is unsafe, unethical, or immoral. If we are unable to convincingly demonstrate the safety and efficacy of our product candidates arising from our gene modifier platform, our product candidates, even if approved by the FDA or foreign regulatory authorities, may not gain the acceptance of the public or the medical community. For example, in November 2023, the FDA announced it is investigating the risk of T cell malignancies associated with currently approved BCMA- and CD19-directed autologous CAR T cell immunotherapies. The FDA stated the overall benefits of these products continue to outweigh their potential risks, but the agency is evaluating the need for regulatory action. It is unclear whether any regulatory action that the FDA may take following its investigation may adversely impact the FDA’s approach to regulating any product candidates we may develop based on the use of our modifier gene therapy platform, or may negatively impact patients’, providers’, or public perception of such product candidates.
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

We have limited experience in the development of vaccine candidates and have never undertaken the manufacturing, distribution, or commercialization of a vaccine candidate, and we may be unable to obtain regulatory authorization or approval. Additionally, development of an effective vaccine candidate depends on the success of our and our partner’s manufacturing capabilities. In addition, the development and manufacture of inhaled mucosal vaccines may prove to be more complex than the development and manufacture of traditional vaccines. Further, we may be unable to effectively create a supply chain for our vaccines that will adequately support demand. We may also face challenges with sourcing a sufficient amount of raw materials to support the demand for a vaccine. While we are currently collaborating with NIAID for early clinical studies for the OCU500 program, there can also be no assurance that we will be able to obtain the required funding from government agencies for further development of OCU500 or for development of our vaccine candidates, OCU510 and OCU520.

Due to the end of the COVID-19 public health emergency and decline in vaccination rates, the demand for any COVID-19 vaccine product candidate we develop may decrease significantly.

As noted elsewhere in this Annual Report, on May 11, 2023, the U.S. Department of Health and Human Services announced the COVID-19 public health emergency ended. In addition, the demand for COVID-19 vaccines is becoming more endemic and seasonal. As other companies continue to develop, receive regulatory approval for and commercialize their own COVID-19 vaccines and as demand for such vaccines declines, demand for our COVID-19 product candidates OCU500 and OCU520 may be diminished.
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
OCU400 and OCU410ST have received orphan drug designation, or ODDs from the FDA and OCU400 has received orphan medicinal product designation, or OMPD from the European Commission, or EC. However, there is no guarantee that we will be able to maintain these designations, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.
We have obtained from the FDA Office of Orphan Products, ODDs for OCU400 for RP and LCA and had previously received ODDs for the treatment of the following disease genotypes: NR2E3, RHO, CEP290, and PDE6ß mutation-associated inherited retinal degenerations. OCU400 has additionally received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. We have also received ODD for OCU410ST for the treatment of ABCA4-associated retinopathies including Stargardt, RP19 and CORD3 diseases. We may also seek ODD or OMPD for our other product candidates, as appropriate. While these ODDs and OMPDs provide us with certain advantages, they neither shorten the development time or regulatory review time of a product candidate nor give the product candidate any advantage in the regulatory review or approval process.
Generally, if a product candidate with ODD or OMPD is the first to receive marketing approval for the orphan indication, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EMA from approving another marketing application for the same drug or biologic for the same indication for a specified time period. The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for OMPD or if the product is sufficiently profitable so that market exclusivity is no longer justified.
We may not be able to obtain any future ODDs or OMPDs that we apply for. Receiving ODDs or OMPDs do not guarantee that we will be able to successfully develop our product candidates, and there is no guarantee that we will be able to maintain any ODDs or OMPDs that we receive. For instance, ODDs may be revoked if the FDA finds that the request for designation contained an untrue statement of a material fact or omitted material information, or if the FDA finds that the product candidate was not eligible for designation at the time of the submission of the request.
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
In May 2022, the FDA granted RMAT designation to NeoCart for the repair of full-thickness lesions of the knee cartilage in adults. In December 2023, the FDA granted RMAT designation to OCU400 for the treatment of RP associated with NR2E3 and RHO mutations. In the future, we may seek additional product designations, such as fast track, breakthrough therapy, or RMAT designation, which are intended to facilitate the development or regulatory review or approval process for product candidates. Receipt of such a designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions, in which case any granted designations may be revoked.
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
We may not be able to initiate or continue conducting clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or similar regulatory authorities outside the United States. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. In particular, there may be low or slow enrollment, and the studies may enroll subjects that do not meet the inclusion criteria, requiring the erroneously enrolled subjects to be excluded and the trial population to be increased. Moreover, patients in our clinical trials, especially patients in our control groups, may be at risk for dropping out of our studies if they are not experiencing relief of their disease. A significant number of withdrawn patients would compromise the quality of a study's data.
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
The results of preclinical studies, preliminary study results, and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials or the ultimately completed clinical trial. Preliminary and final results from such studies may not be representative of study results that are found in larger, controlled, blinded, and more long-term studies. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, notwithstanding promising results in earlier clinical trials. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants.
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
We may, in the future, conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from clinical trials conducted in such locations.
We may, in the future, choose to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of data is in either case subject to the respective conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles, such as IRB or ethics committee approval and informed consent. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws (and therefore failure to comply with such laws could result in regulatory enforcement action), acceptance of the data by the FDA will be dependent upon its determination that the clinical trials were conducted consistent with all applicable U.S. laws and regulations. If the FDA does not accept the data from any clinical trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.
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
In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws. Such litigation can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts. These false claims statutes include the federal civil FCA, which allows any individual to bring a lawsuit against a company on behalf of the federal government ("qui tam" action) alleging submission of false or fraudulent claims, or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These FCA lawsuits against sponsors of drugs and biologics have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements, up to $3.0 billion, pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose sponsors to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that companies will have to defend a false claim action, and pay settlements fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Changes in the economic, political, legal and social conditions and policies of the Chinese government or in relations between China and the United States may materially and adversely affect our business, financial condition, results of operations, access to capital, and the market price of our common stock.
We have a co-development and commercialization agreement with CanSinoBIO with respect to the development and commercialization of our modifier gene therapy platform including OCU400, OCU410 and OCU410ST as well as manufacturing part of our inhaled mucosal vaccine platform including OCU500, and as a result, have significant operations in China. Due to our operations in China, our business, results of operations, financial condition, access to capital, market price of our common stock and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments. Furthermore, we face the risk that our business operations in China will be impacted by government regulations and/or foreign sanctions. Escalation of current geopolitical tensions may implicate China and could increase the risk of government regulations and/or foreign sanctions and imposition of export controls and import restrictions. In addition, our information technology systems may be at risk of being blocked from our world-wide operations. Ongoing human rights concerns in China may result in boycotts of our services or client requests not to use Chinese operations to support their projects.
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
Subject to regulatory approval of any of our product candidates, we may build a commercial team of specialty sales and marketing representatives in support of our product candidates that we develop in the United States or other foreign countries, if approved, as well as distribution capabilities. There are risks involved with us establishing our own sales, marketing, and distribution capabilities. Recruiting and training a sales force is expensive and time-consuming, particularly to the extent that we seek to commercialize any product, if approved, for an indication, such as dAMD, that has a large patient population. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations to recruit, hire, train, and retain marketing and sales personnel. Further, we may underestimate the size of the sales force required for a successful product launch and may need to expand our sales force earlier and at a higher cost than we anticipate. If the commercial launch of our product candidates, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We face, and will continue to face, intense competition from companies as well as institutions that are pursuing or have commercialized vaccines that would compete with our inhaled mucosal vaccine platform, if commercialized. The competitive landscape of COVID-19 vaccines has been rapidly developing since the beginning of the COVID-19 pandemic and includes competitors such as Pfizer Inc./BioNTech SE, Moderna, Inc., AstraZeneca PLC, Novavax, Inc., Sinovac Biotech Ltd., Gamaleya Research Institute of Epidemiology and Microbiology, and Center for Genetic Engineering and Biotechnology. Each of the aforementioned vaccines have been authorized or approved in at least one country within the Ocugen Mucosal Vaccine Territory and are intramuscular vaccines. CanSinoBIO's Convidecia Air, an intranasal vaccine targeting COVID-19, has been approved in China. Other competitors for our novel inhaled mucosal vaccine platform include CyanVac LLC, Meissa Vaccines, Inc., Codagenix, Inc., Intravacc B.V., McMaster University, and Tetherex Pharmaceuticals Corporation. Companies such as Pfizer Inc./BioNTech SE, Moderna, Inc., CureVac N.V in partnership with GSK plc, Vivaldi Biosciences Inc., and Novavax, Inc. are also in the process of developing a combination vaccine that will protect against COVID-19 and the seasonal flu. Vivaldi Biosciences Inc. is also currently undergoing clinical trials for their intranasal vaccine for the seasonal flu.
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

Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. The process for determining whether a payor will provide coverage for a product may be separate from the process of setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and legislation, regulation, or reimbursement policies of third-party payors may adversely affect the demand for and reimbursement available for our product candidates, which in turn, could negatively impact pricing. If patients are not adequately reimbursed for our product candidates, if approved, they may reduce or discontinue purchases of it, which would result in a significant shortfall in achieving revenue expectations and negatively impact our business, prospects, and financial condition. For example, the IRA contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The IRA's drug price negotiation provisions are subject to ongoing constitutional challenges, and the effect of IRA on our business and the biotechnology industry in general is not yet known.
Risks Related to Our Dependence on Third Parties
We rely, and expect to continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials we may initiate, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such preclinical studies or clinical trials or failing to comply with regulatory requirements.
We rely on third parties, study sites, and others to conduct, supervise, and monitor our preclinical and clinical trials for our product candidates. We expect to continue to rely on third parties, such as CDMOs, clinical data management organizations, medical and scientific institutions, and clinical and preclinical investigators to conduct our preclinical studies and clinical trials. We often have to negotiate budgets and contracts with such third parties, and if we are unsuccessful or if the negotiations take longer than anticipated, this could result in delays to our development timelines and increased costs.
While we have, or expect to have, agreements governing the activities of such third parties, we will have limited influence and control over their actual performance and activities. Third-party service providers are not our employees, and except for remedies available to us under agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies or clinical trials. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. We must also ensure that our preclinical studies are conducted in accordance with GLP and under current GMP conditions, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites, and IRBs.
Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
•we may need to identify new CDMOs with which to partner for the supply of our product candidates;
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
If we need to identify and retain alternative CDMOs for any reason during our product development programs, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of our product candidate that such CDMO owns independently. This would increase our reliance on such CDMO or require us to obtain a license from such CDMO in order to have another CDMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
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
We rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and some of our clinical trial product supplies and, if approved, will rely on third-party contract manufacturers to manufacture some of our commercial product supplies, including all of our drug substance, vialing, labeling, and packaging. We do not own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted, including as a result of impacts of current macroeconomic and geopolitical events, increasing rates of inflation, rising interest rates, or that our product supplies will be of satisfactory quality or continue to be available at acceptable prices.
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
The number of available third-party facilities may also be further limited by natural disasters, such as pandemics, including any ongoing effects of the COVID-19 pandemic, floods, fire, or such facilities could face manufacturing issues, such as contamination or regulatory findings following a regulatory inspection of such facility. In such instances, an appropriate replacement third-party relationship may not be readily available to us or on acceptable terms, which would cause additional delays and increased expense and may have a material adverse effect on our business.
We may seek to collaborate with third parties for the development or commercialization of our product candidates. We may not be successful in establishing or maintaining collaborative relationships, any of which could adversely affect our ability to develop and commercialize our product candidates.
We are in an agreement with CanSinoBIO for the development and commercialization of our modifier gene therapy platform. In the future, we may seek to enter into additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of other product candidates. We may utilize a variety of types of collaboration, distribution, and other marketing arrangements with third parties to develop and commercialize our product candidates, both inside and outside the United States. In particular, we may enter into arrangements with third parties to perform certain services in the United States or other countries if we do not establish our own sales, marketing, and distribution capabilities in such countries, or if we determine that such third-party arrangements are otherwise beneficial. We may also consider potential collaborative partnership opportunities for sales, marketing, distribution, development, or licensing or broader collaboration arrangements, including with mid-size and large pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies.
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

In June 2021, a securities class action lawsuit was filed against us and certain of our agents in the U.S. District Court for the Eastern District of Pennsylvania (“Court”) (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by us concerning the announcement of our decision to pursue the submission of a BLA for COVAXIN for adults ages 18 years and older rather than pursuing an EUA for the vaccine candidate. In July 2021, a second securities class action lawsuit was filed against us and certain of our agents in the Court (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. In March 2022, the Court consolidated these two related securities class action lawsuits and appointed Andre Galan Bernd Benayon to serve as lead plaintiff. The lead plaintiff's amended complaint was filed in June 2022. In March 2023, the Court granted the Company's motion to dismiss with prejudice. The lead plaintiff appealed to the United States Court of Appeals for the Third Circuit ("Third Circuit") regarding the order that was entered in March 2023, which dismissed the action with prejudice. The lead plaintiff's appellant’s brief and joint appendix were filed in July 2023. Our appellees’ brief was filed in August 2023, and the lead plaintiff's reply brief was filed in September 2023. In March 2024, the Third Circuit affirmed the Court's decision to dismiss with prejudice the consolidated securities class action lawsuits.
In August 2021, a stockholder derivative lawsuit was filed derivatively on behalf of us against certain of our agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-03876) that purported to state a claim for breach of fiduciary duty and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on facts and circumstances relating to the securities class action lawsuits and seeking contribution and indemnification in connection with claims asserted in the securities class action lawsuits. In September 2021, a second stockholder derivative lawsuit was filed derivatively on behalf of us against certain of our agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-04169) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the same allegations as the first complaint. The parties to both stockholder derivative lawsuits have stipulated to the consolidation of the two stockholder derivative lawsuits and also have submitted to the Court in each action a proposed order requesting a stay of the litigation pending a decision on any motion to dismiss filed in the securities class action lawsuits, which the Court entered in April 2022. In March 2023, the Court in the securities class action lawsuits granted our motion to dismiss with prejudice. The parties to the stockholder derivative lawsuits stipulated to extend the stay of litigation pending resolution of any appeal filed in the securities class action lawsuits, which the Court entered in March 2023.
In April 2024, a securities class action lawsuit was filed against us and certain of our agents in the Court (Case No. 2:24-cv-01500) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by us concerning our previously-issued audited consolidated financial statements for each fiscal year beginning January 1, 2020 and our previously-issued unaudited interim condensed consolidated financial statements for each of the first three quarters in such years and the effectiveness of our disclosure controls and procedures during each such period.
The complaints seek unspecified damages, interest, attorneys' fees, and other costs. We believe that these lawsuits are without merit and intend to vigorously defend against them. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. We may also become subject to additional securities class action lawsuits in the future. This risk is especially relevant for us because life sciences companies have experienced significant stock price volatility in recent years.
The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may divert management’s attention and harm our business. Further, potential claimants may be encouraged to bring lawsuits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such lawsuits, but the commencement and/or resolution of such lawsuits (particularly if the outcome were negative), could have a material adverse effect on our reputation, results of operations, financial condition, and cash flows. They could also cause a decline in the market price of our common stock.
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

The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. There have been significant ongoing administrative, executive, and legislative efforts to modify or eliminate the ACA. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code, commonly referred to as the individual mandate. Other legislative changes have been proposed and adopted since passage of the ACA. The ACA has also been subject to challenges in the courts.

Other legislative changes have been proposed and adopted since the passage of the ACA. For example, the Budget Control Act of 2011, among other things, includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which in connection with subsequent legislation are extended to 2032 unless additional Congressional action is taken. Further, 2013, the American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The IRA also contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The drug price negotiations of the IRA are currently subject to several constitutional challenges. The outcomes of this litigation and the effect of IRA on our business and the pharmaceutical industry in general are not yet known.

The ACA has also been subject to challenges in the courts. In the most recent challenge in 2021, for example, the Supreme Court ruled that plaintiffs lacked standing to challenge the law as they had not alleged personal injury traceable to the allegedly unlawful conduct. As a result, the Supreme Court did not rule on the constitutionality of the ACA or any of its provisions.

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
The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may fail to result in issued patents in the United States or in other foreign countries which may impact protection of our technology or product candidates, or which may effectively prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, unlike patent law in the United States, European patent law precludes the patentability of methods of treatment of the human body and imposes substantial restrictions on the scope of claims it will grant. In addition, unlike the U.S. the European Patent Office typically limits the claims to those commensurate in scope with specifically disclosed embodiments. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Databases for patents and publications, and methods for searching them, are inherently limited so we may not know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. In particular, during prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
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
Competitors and other third parties may infringe, misappropriate, or otherwise violate our owned and licensed patents, trade secrets, or other intellectual property. As a result, to discourage, prevent, or counter infringement, misappropriation, or unauthorized use, we may be required to file infringement or misappropriation claims or other intellectual property related proceedings, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke such parties to assert counterclaims against us alleging that we infringed their patents or that our asserted patents are invalid. In addition, in a patent infringement or other intellectual property related proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation.
We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in other contested proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.
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
The legal threshold for initiating litigation or contested proceedings is low, so even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we do. The risks of being involved in such litigation and proceedings may increase as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We may not be aware of all such intellectual property rights potentially relating to our product candidates and their uses.
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
A substantial portion of our patent portfolio is in-licensed. As such, we are party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. For example, we hold exclusive licenses for patent families relating to OCU400, OCU410, OCU410ST, and OCU200, and an exclusive license in the United States, Europe, Japan, South Korea, Australia, China, and Hong Kong with respect an inhaled mucosal COVID-19 vaccine, and exclusive licenses for patent families related to NeoCart.
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

Risks with respect to parties from whom we have obtained intellectual property rights may also arise out of circumstances beyond our control. In spite of our best efforts, our licensors might conclude that we have materially breached our intellectual property agreements and might therefore terminate the intellectual property agreements, thereby removing our ability to market products covered by these intellectual property agreements. If our intellectual property agreements are terminated, or if the underlying patents fail to provide the intended market exclusivity, our competitors may severely impact our business. Moreover, if our intellectual property agreements are terminated, our former licensors and/or assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. This could have a materially adverse effect on our competitive business position and our business prospects.
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
Some of the licenses or intellectual property rights that we own have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations under the Bayh-Dole Act. To the best of our knowledge, our intellectual property for OCU400 for the treatment of RHO and other gene-agnostic mutations-associated with RP, is subject to the Bayh-Dole Act. As a result, the U.S. government may have certain rights to intellectual property embodied in these patents and patent applications. In general, the Bayh-Dole Act provides the U.S. government certain rights in inventions developed using a government funded program, such as U.S. government’s right to a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, under the Bayh-Dole Act, the U.S. government has the right to require any invention developed using U.S. government funding to be granted exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Under the Bayh-Dole Act, the U.S. government also has the right to take title to inventions developed using a U.S. government funded program, if one fails to disclose the invention to the government and fails to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements. In addition, the Bayh-Dole Act requires that any products subject to the Bayh-Dole Act be manufactured substantially in the United States. However, under the Bayh-Dole Act, this manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable efforts to manufacture the product substantially in the United States were unsuccessful, or that under the circumstances, domestic manufacture is not commercially feasible. Any exercise by the government of any of the foregoing rights under the Bayh-Dole Act may affect our competitive position, business, financial condition, results of operations, and prospects.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of common stock in the public market, the market price of our common stock could decline. We had 256.6 million shares of common stock outstanding as of December 31, 2023, which were all freely tradable, without restriction, in the public market.
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

On May 1, 2023, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to the minimum closing bid price requirement. The Nasdaq deficiency letter had no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until October 30, 2023, to regain compliance with the minimum closing bid price requirement by causing our stock to close above $1.00 for a minimum of 10 consecutive trading days. If we do not regain compliance with the minimum closing bid price requirement by October 30, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. On October 31, 2023, we received a letter from Nasdaq stating that, although we had not regained compliance with the minimum bid price requirement, Nasdaq determined that we are eligible for an additional 180-day period, or until April 29, 2024, to regain compliance with the minimum bid price requirement. On March 28, 2024, we received written notice from Nasdaq stating that we have regained compliance with Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”) by maintaining a minimum closing bid price of our common stock of at least $1.00 per share for the ten consecutive business days from March 13, 2024 to March 27, 2024 and that this matter is now closed.

We can provide no assurance that we will be able to remain in compliance with other Nasdaq continued listing requirements. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock, impairing your ability to sell or purchase shares of our common stock when you wish to do so, and could result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow the common stock to become listed again, stabilize the market price or improve the liquidity of the common stock, prevent the common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq's listing requirements.
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
General Risk Factors
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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing, sales, marketing, and distribution. For example, we have completed renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for Phase 3 clinical trial material. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of our attention to managing these growth activities. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced, and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.
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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023 as well as of and for the fiscal year ended December 31, 2022, and the quarters ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2023, June 30, 2023, and March 31, 2023, with respect to the design and operating effectiveness of controls over the accounting for collaborative arrangement revenue. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed elsewhere in this Report under “Controls and Procedures” as well as “Restatement of Previously Issued Consolidated Financial Statements,” our management has concluded that, as of December 31, 2023, we had a material weakness in our internal control over financial reporting with respect to the design and operating effectiveness of controls over the accounting for collaborative arrangement revenue. This includes controls over the determination of the transaction price, calculating the progress towards the satisfaction of the performance obligations under the collaborative arrangements, and determining the value of the non-cash consideration received.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our combined and consolidated financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We continue to evaluate steps to remediate the identified material weaknesses. The material weakness cannot be considered remediated until the newly designed controls operate effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

In this Annual Report on Form 10-K, we restated our consolidated financial statements as of and for the fiscal year ended December 31, 2022, and the quarters ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2023, June 30, 2023, and March 31, 2023 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee of the Board of Directors upon management’s recommendation following the identification of errors related us not appropriately accounting for the estimated non-cash consideration and expense in one of our collaboration arrangements. These identified errors resulted in a restatement of the following financial statements line items captions: Collaborative arrangement revenue, Research and development expenses, Other income (expense), net and Accrued expense and other current liabilities. Our management, after consultation with our independent registered accountants, concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon.

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the risk of potential stockholder litigation. If lawsuits are filed, we may incur additional substantial defense costs regardless of the outcome of such litigation. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
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

Our internal computer systems and those of our CDMOs and other contractors and consultants are vulnerable to cybersecurity breaches and damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations and product candidate development and, if any of our product candidates are approved, commercialization programs. Likewise, we intend to rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business and operations. To the extent that any disruption or cybersecurity or other security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and our reputation could be harmed. In addition, there are known cyberattacks against biotechnology companies engaged in the development of therapeutic or vaccine products addressing COVID-19. Our inhaled mucosal vaccine platform could attract the attention of cyberattackers.

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

We are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation.

We are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to audit our internal control over financial reporting for so long as we report less than $100 million in annual revenues for the most recent fiscal year and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We understand the importance of assessing, identifying, and managing risks associated with cybersecurity threats. Cybersecurity processes designed to assess, identify and manage risks from cybersecurity threats have been incorporated into our operations as a part of our overall risk assessment process.

To help us defend against, detect and respond to risks from cybersecurity threats, we engage a third-party cybersecurity firm to assist with aspects of our cybersecurity program including, but not limited to, network monitoring, cloud system monitoring, and employee cybersecurity awareness training. Training topics include how to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors or safety issues.

Our processes also include assessing cybersecurity risks associated with our use of third-party services providers in the normal course of business use. We assess cybersecurity considerations in the selection and oversight of our third-party services providers, including due diligence on the third parties that have access to our systems.

There have not been any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K, including “Our internal computer systems or those of our development collaborators, third-party CDMOs, or other contractors or consultants may fail or suffer cybersecurity or other security breaches, which could result in a material disruption of our product development programs and cause our business and operations to suffer. We face risks related to our collection and use of data, which could result in investigations, inquiries, litigation, fines, legislative and regulatory action, and negative press about our privacy and data protection practices”, for additional discussion about cybersecurity-related risks.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes. The Company's Associate Vice President of IT & Facilities is responsible for overseeing the cybersecurity risk management program. He has over 20 years of IT management, cybersecurity, and information governance experience. In order to monitor and appropriately escalate cybersecurity risks, our Associate Vice President of IT & Facilities receives reports on a monthly basis, and more frequently as appropriate, from our third-party cybersecurity vendor.

Our Board of Directors' role in risk oversight is consistent with our leadership structure, with management having day-to-day responsibility for assessing and managing our risk exposure and our Board actively overseeing the management of our risks both at the Board and Committee level. The Board conducts its risk oversight by receiving reports from each of the Committees and our executive officers regarding our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including cybersecurity risk. The Board has delegated to the Audit Committee of the Board primary responsibility for overseeing risks from cybersecurity threats. The Company's Associate Vice President of IT & Facilities briefs the Audit Committee on the Company’s cybersecurity risk management program on an approximately quarterly basis, using risk assessment reports from our third-party cybersecurity vendor. The briefing includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation.

Item 2.    Properties
Our properties are located in Malvern, Pennsylvania, including our corporate headquarters, which consist of approximately 28,488 square feet of leased office space, and our current GMP facility, which consists of approximately 16,401 square feet. of laboratory and future manufacturing space. Our corporate headquarters has initial terms of approximately seven years and include options to extend the leases for up to 10 years. Our current GMP facility has initial terms of seven years and includes an option to extend the lease for up to 5 years, which the Company has elected to account for since it is reasonably certain that the Company will exercise such option.
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
Holders
As of April 9, 2024, we had 257.3 million shares of common stock outstanding held by approximately 23 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in "street" name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2023, we did not repurchase any shares of our common stock.

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
Overview
This Part II, Item 7 includes restated financial data. See "Explanatory Note."
We are a biotechnology company focused on discovering, developing, and commercializing novel gene and cell therapies and vaccines that improve health and offer hope for patients across the globe.
Our technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), we believe our modifier gene therapy platform has the potential to address many retinal diseases, including rare diseases such as retinitis pigmentosa ("RP") (OCU400) and Leber congenital amaurosis ("LCA") (OCU400), with a gene-agnostic approach. We also believe our modifier gene therapy platform has the potential to address many retinal diseases, including a multifactorial dry age-related macular degeneration ("dAMD") using OCU410, which we believe has the potential to treat millions of patients, and Stargardt disease (OCU410ST), which is also a rare disease. We received clearance from FDA to initiate a Phase 3 trial for OCU400 for the treatment of RP and intend to begin dosing patients in 2Q, 2024. We further expect to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and subject to alignment with the FDA. Currently both OCU410, for the treatment of geographic atrophy ("GA") patients, and OCU410ST, for the treatment of Stargardt patients, programs are in Phase 1/2 clinical development.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR") and wet AMD. Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. We continue to work with the FDA to address comments to lift the clinical hold.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative medicine cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. We received concurrence from the FDA on the confirmatory Phase 3 trial design and have completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility to support clinical study and initial commercial launch.
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. We are conducting IND enabling and product development activities for our OCU500 product and planning to submit an IND in 2024. We are currently collaborating with the National Institute of Allergy and Infectious Diseases ("NIAID") for early clinical studies for the OCU500 program. We expect OCU500 clinical trials to begin mid-2024. We are continuing discussions with relevant government agencies regarding developmental funding for our OCU510 and OCU520 platforms.
Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal diseases ("IRDs"), such as RP, LCA, Stargardt disease and multifactorial diseases such as dAMD and Geographic Atrophy ("GA"). Our modifier gene therapy platform is based on the use of NHRs, which have the potential to restore homeostasis — the basic biological processes in the retina from disease state to normal state. Unlike single-gene replacement therapies, which only target one genetic mutation, our modifier gene therapy platform, through its use of NHRs, represents a unique approach and has demonstrated potential to address multiple retinal diseases caused by mutations in multiple genes in our Phase 1/2 clinical study. This has potential of a gene-agnostic therapy addressing complex diseases that are potentially caused by imbalances in multiple gene networks in the disease condition. OCU400, our first product candidate in our modifier gene therapy platform, has received Orphan Drug Designation ("ODD") from the United States Food and Drug Administration ("FDA") for RP and LCA, a regenerative medicine advanced therapy ("RMAT") designation to OCU400 for the treatment of RP associated with NR2E3 and rhodopsin ("RHO") mutations from the FDA, and Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA. These broad ODD, RMAT, and OMPD designations further support broad-spectrum (gene agnostic) therapeutic potential of OCU400 to treat multiple IRDs such as RP and LCA associated with mutations in multiple genes.
We completed enrolling, dosing, and recruiting RP and LCA patients in the Phase 1/2 trial for OCU400. The objective of this study was to assess the safety and efficacy using 3 different treatment doses of unilateral subretinal administration of OCU400 in NR2E3 and rhodopsin ("RHO")-related RP patients and centrosomal protein 290 ("CEP290")-related LCA patients in the United States.

In February 2024, in continuation of the preliminary analyses update, we announced an update for 18 participants. The trial update was an extension of the positive preliminary data from September 2023. The positive trial update demonstrated that OCU400 continued to be generally safe and well-tolerated in subjects across different mutations and dose levels. 89% of participants demonstrated preservation or improvement in OCU400 treated eyes either on BCVA or LLVA or MLMT scores from baseline. 78% of participants demonstrated stabilization or improvement in OCU400 treated eyes in MLMT scores from baseline. 80% of RHO mutation subjects experienced either stabilization or increase in MLMT scores from baseline.

In April 2024, the FDA cleared our IND amendment to initiate a Phase 3 trial of OCU400 for RP. OCU400 is the first gene therapy program to enter Phase 3 with a broad RP indication. This Phase 3 trial will enroll 150 subjects, distributed 1:1 into two separate arms (RHO: N=75, and Gene Agnostic: N=75). In each arm subjects will be further randomized into 2:1 ratio to treated and untreated control groups. Subjects will be followed for a year after dosing for primary end point analyses. In the Phase 1/2 OCU400 clinical trial a MLMT scale was the primary functional endpoint. For the Phase 3 OCU400 clinical trial, an updated mobility course will be used, Luminance Dependent Navigation Assessment ("LDNA") that includes a wider range of light intensity (0.04-500 Lux) and Lux Levels (0-9) with a uniform correlation between Lux level and Lux intensity.

In April 2024, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) reviewed the study design, endpoints and planned statistical analysis of the pivotal OCU400 Phase 3 liMeliGhT clinical trial for retinitis pigmentosa (RP) and provided acceptability of the U.S. based trial for submission of a Marketing Authorization Application (MAA). The EMA provided this opinion based on safety, tolerability, and efficacy of OCU400 demonstrated in the Phase 1/2 study.
We intend to begin dosing patients in Phase 3 trial for OCU400 for the treatment of RP in 2Q, 2024. Subsequently, we expect to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and subject to alignment with the FDA.
We are also developing OCU410 and OCU410ST, utilizing the nuclear receptor genes RAR-related orphan receptor A ("RORA"), for the treatment of dAMD and Stargardt disease, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection. OCU410 targets multiple pathways associated with AMD pathogenesis, in contrast to currently approved or under development products, and has potential to provide better safety and efficacy outcomes. OCU410ST has received ODD from the FDA for the treatment of ABCA4-associated retinopathies, including Stargardt disease.
Currently both OCU410 and OCU410ST programs are in Phase 1/2 clinical development, actively enrolling patients. In November 2023, the first patient was dosed in the Phase 1/2 trial to assess the safety and efficacy of OCU410ST for Stargardt disease. In February 2024, we announced dosing was completed in the first cohort of Phase 1/2 study. Phase 1 is a multicenter, open-label, dose ranging study. Phase 2 is a randomized, outcome accessor-blinded, dose-expansion study in which adult and pediatric subjects will be randomized in a 1:1:1 ratio to either one of two OCU410ST dose groups or to an untreated control group. In April 2024, we announced that the Data Safety and Monitoring Board ("DSMB") approved to proceed dosing with the medium dose of OCU410ST in the dose-escalation phase of the study. Three patients with Stargardt disease have been dosed in the Phase 1/2 trial to date. An additional three patients will be dosed with the medium dose in the second cohort and three patients with the high dose in the third cohort in the dose-escalation phase.

In December 2023, the first patient was dosed in the Phase 1/2 trial to assess the safety and efficacy of OCU410 for geographic atrophy ("GA") secondary to dAMD. In March 2024, we announced dosing was completed in the first cohort of Phase 1/2 study. Phase 1 is a multicenter, open-label, dose-ranging study. Phase 2 is a randomized expansion phase in which subjects will be randomized in a 1:1:1 ratio to either one of two OCU410 dose groups or to an untreated control group. In April 2024, we announced that the Data Safety and Monitoring Board ("DSMB") approved to proceed dosing with the medium dose of OCU410 in the dose-escalation phase of the study. Three patients with GA have been dosed in the Phase 1/2 trial to date. An additional three patients will be dosed with the medium dose in the second cohort and three patients with the high dose in the third cohort in the dose-escalation phase.
Novel Biologic Therapy for Retinal Diseases

We are developing OCU200, which is a novel fusion protein containing parts of human transferrin and tumstatin. OCU200 is designed to treat DME, DR, and Wet AMD. We have completed the technology transfer of manufacturing processes to our contract development and manufacturing organization ("CDMO") and have produced trial materials to initiate a Phase 1 trial. In April 2023, the FDA placed our IND application to initiate a Phase 1 trial targeting DME on clinical hold, as part of the FDA's request for additional information related to CMC. We have submitted a response to the FDA with additional information. We continue to work with the FDA to address comments to lift the clinical hold.
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing the patient's own chondrocytes, the cells responsible for maintaining cartilage health. Current surgical and nonsurgical treatment options are limited in their efficacy and durability. In prior clinical studies, Phase 2 and Phase 3, NeoCart has shown potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. NeoCart was shown to be generally well-tolerated and demonstrated greater clinical efficacy than microfracture surgery at two years after treatment. Based on this clinical benefit, the FDA granted a RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, we received concurrence from the FDA on the confirmatory Phase 3 trial design where chondroplasty will be used as a control group. We have completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. We intend to initiate the Phase 3 trial in the second half of 2024, contingent on adequate availability of funding.
Inhaled Mucosal Vaccine Platform
We are party to an exclusive license agreement (as amended, "WU License Agreement") with The Washington University in St. Louis ("Washington University"), pursuant to which we licensed the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Europe, Japan, South Korea, Australia, China, and Hong Kong (the "Mucosal Vaccine Territory"). In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. We believe this novel delivery route may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. OCU500 will be tested via two different mucosal routes, inhalation into the lungs and as a nasal spray. The clinical trials are expected to begin mid-2024. We are continuing discussions with relevant government agencies regarding developmental funding for our OCU510 and OCU520 platforms.
Financial Operations Overview
We have not generated revenue from our product candidates to date and have incurred net losses in each year since inception. We expect to continue to incur net losses until our product candidates, if approved, are successfully commercialized. We incurred net losses of approximately $63.1 million and $86.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $286.2 million and cash and cash equivalents balance of $39.5 million. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

Segment Information
As of December 31, 2023, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision-maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2023, substantially all of our assets were located in the United States. Our headquarters are located in Malvern, Pennsylvania.
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
Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidates. We anticipate that our research and development expenses will be lower in fiscal year 2024 as compared to fiscal year 2023 due to a reduced headcount as well as internal cost saving initiatives.
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
We anticipate that our general and administrative expenses will decrease in fiscal year 2024 as compared to fiscal year 2023 due to a lower headcount and a decrease in legal expenses.

Results of Operations
The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
		(As Restated)
	2023	2022	Change
Collaborative arrangement revenue	$6,036	$2,488	$3,548
Total Revenue	6,036	2,488	3,548
Operating expenses
Research and development	39,573	56,159	(16,586)
General and administrative	31,994	35,400	(3,406)
Total operating expenses	71,567	91,559	(19,992)
Loss from operations	(65,531)	(89,071)	23,540
Other income (expense), net	2,453	2,267	186
Net loss	$(63,078)	$(86,804)	$23,726
We believe the following table provides more transparency as to the type of research and development expenses incurred. The following table summarizes our research and development expenses by product candidate for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
		(As Restated)
	2023	2022	Change
OCU400	$7,318	$10,129	$(2,811)
OCU410 and OCU410ST	4,029	4,620	(591)
NeoCart	1,336	472	864
COVAXIN	8,824	18,385	(9,561)
Inhaled mucosal vaccine platform	629	1,015	(386)
OCU200	713	4,900	(4,187)
Unallocated costs:
Research and development personnel costs	13,868	13,941	(73)
Facilities and other support costs	1,507	1,265	242
Other	1,349	1,432	(83)
Total research and development	$39,573	$56,159	$(16,586)
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $3.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to the amount of co-development services provided by us to the business partner in the collaboration agreement.
Research and development expense
Research and development expense decreased by $16.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to $9.6 million related to the termination of the COVAXIN program, $4.2 million related to OCU200, which is driven by a decrease in preclinical activities, $2.8 million related to OCU400, which is driven by a decrease in co-development services provided by our collaboration arrangements business partner. These decreases were partially offset by an increase of $0.9 million related to NeoCart, driven by CMC activities.
General and administrative expense

General and administrative expense decreased by $3.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to $1.9 million in consulting expenses; $1.7 million in pre-commercial expenses; $1.4 million in non-recurring office expenses incurred in connection with the opening of our corporate headquarters; $0.7 million in insurance expense; and $0.5 million in employee related expenses. These decreases were partially offset by increases of $2.8 million in legal expenses.
Other income (expense), net
Other income (expense), net increased by $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to $1.1 million in interest earned on our cash and cash equivalents balance which was offset by a decrease of $0.9 million related to a note receivable that was received during the year ended December 31, 2022.
Liquidity and Capital Resources
As of December 31, 2023, we had $39.5 million in cash and cash equivalents. We have not generated revenue from our product candidates to date, and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through December 31, 2023, we have raised an aggregate of $301.0 million to fund our operations, of which $287.2 million is from gross proceeds from the sale of our common stock and warrants, $10.3 million is from the issuance of convertible notes, $3.3 million is from the issuance of debt, and $0.2 million is from grant proceeds.
During the year ended December 31, 2023, we issued and sold 30.0 million shares of our common stock at a public offering price of $0.50 per share pursuant to a May 2023 public offering (the "May 2023 Public Offering"). We received net proceeds of $14.8 million after deducting equity issuance costs.
During the year ended December 31, 2023, we sold 4.5 million shares of our common stock under an At Market Issuance Sales Agreement ("the Sales Agreement") and received net proceeds of $5.6 million after deducting equity issuance costs of $0.2 million. The Sales Agreement was terminated in February 2023.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $63.1 million and $86.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $286.2 million. In addition, as of December 31, 2023, we had accounts payable and accrued expenses and other current liabilities of $16.5 million, lease liability of $4.1 million, and indebtedness of $2.8 million.
The following table shows a summary of our cash flows for the year ended December 31, 2023 and the year ended December 31, 2022 (in thousands):

	Year ended December 31,
		(As Restated)
	2023	2022
Net cash used in operating activities	$(62,054)	$(60,079)
Net cash provided by (used in) investing activities	3,077	(16,967)
Net cash provided by financing activities	20,881	59,475
Effect of changes in exchange rate on cash, cash equivalents, and restricted cash	(5)	25
Net (decrease) in cash and cash equivalents	$(38,101)	$(17,546)
Operating activities
Cash used in operating activities was $62.1 million for the year ended December 31, 2023, and primarily consisted of a net loss of $63.1 million adjusted for non-cash items including stock-based compensation of $9.2 million, impairment of advance for COVAXIN supply of $4.1 million, depreciation and amortization of $0.7 million, non-cash lease expense of $0.5 million, other non-cash items of $0.4 million, and a change in net working capital of $13.1 million.
Cash used in operating activities was $60.1 million for the year ended December 31, 2022, and primarily consisted of a net loss of $86.8 million adjusted for non-cash items including stock-based compensation of $10.5 million, non-cash lease expense of

$0.6 million, depreciation and amortization of $0.5 million, other non-cash items of $5.9 million, and a change in net working capital of $9.2 million.
Investing activities
Cash provided by investing activities was $3.1 million for the year ended December 31, 2023 compared to cash used in investing activities of $17.0 million for the year ended December 31, 2022. The increase in cash provided by investing activities was primarily driven by gross proceeds of $17.5 million from the maturities of marketable securities as well as a decrease in purchases of marketable securities of $9.3 million, classified as available-for-sale, during the year ended December 31, 2023. This increase was partially offset by an increase of $6.0 million in purchases of property and equipment during the year ended December 31, 2023.
Financing activities
Cash provided by financing activities was $20.9 million for the year ended December 31, 2023 compared to $59.5 million for the year ended December 31, 2022. During the year ended December 31, 2023, cash provided by financing activities primarily consisted of gross proceeds of a combined $20.8 million received from the May 2023 Public Offering and pursuant to the Sales Agreement. During the year ended December 31, 2022, cash provided financing activities primarily consisted of gross proceeds of $50.0 million received from our underwritten offering that closed in February 2022.
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
Lease Obligations
We have obligations under our operating leases, which include leased office, laboratory, and future manufacturing space, located in Malvern, Pennsylvania. As of December 31, 2023, we had future minimum operating lease base rent payment obligations of $5.8 million, with $0.8 million payable within 12 months of December 31, 2023. See Note 7 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our obligations under lease obligations.
Indebtedness
We have outstanding debt related to the funds borrowed from EB5 Life Sciences, L.P. ("EB-5 Life Sciences") pursuant to the U.S. government's Immigrant Investor Program, commonly known as the EB-5 program. Pursuant to the loan agreement entered into with EB-5 Life Sciences, we have borrowed $2.5 million to date. See Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our obligations under the EB-5 loan agreement.
Consulting Agreement
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "First Quarter 10-Q"), we determined it was no longer commercially viable to further the development of COVAXIN, a monovalent COVID-19 vaccine, in our North American territories as the FDA cancelled all EUAs issued with respect to monovalent COVID-19 vaccine formulations. Accordingly, in June 2023, the Canada Consulting Agreement was terminated by mutual agreement (see Note 11) .
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
•the preparation and submission of Investigational New Drug applications, or INDs, with the FDA for current and future product candidates;
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
•the acquisition of or in-licensing of additional product candidates and technologies;
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
As of December 31, 2023, we had cash and cash equivalents of approximately $39.5 million. This amount will not meet our capital requirements over the next 12 months. We believe that our cash and cash equivalents will enable us to fund our operations into the fourth quarter of 2024. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We will need to raise significant additional capital in order to fund our operations until we recognize significant revenue from product sales. Our management is currently evaluating different strategies to obtain the funding required for our future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including, but not limited to the impact of the geopolitical turmoil, macroeconomic conditions, and the impact of inflation and as a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
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
Collaborative Arrangements and Revenue Recognition

The Company analyzes its collaborative arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards. This assessment is performed throughout the life of the arrangements based on changes to the arrangements. For collaborative arrangements within the scope of ASC 808 the Company may analogize to ASC 606 for certain elements.

The Company identifies the goods or services promised within each collaborative arrangement and assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

The allocation of the transaction price to the performance obligations in proportion to their standalone selling prices is determined at contract inception. If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied over time, with progress toward completion measured based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete their performance obligations under the arrangements. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Adjustments to original estimates will be required as work progresses and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known, or an adjustment is otherwise warranted.
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
Stock-based compensation expense was $9.2 million and $10.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had $8.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K and as of the end of the prior year, our disclosure controls and procedures are not effective because of a material weakness related to the design and operating effectiveness of controls over the accounting for collaborative arrangements. Notwithstanding the identified material weakness, the Company’s management, including our principal executive officer and principal financial officer, has concluded the Company’s consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP.
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

A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Under the supervision of and with the participation of our Chief Executive Officer and Chief Accounting Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework of 2013. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 and December 31, 2022 as a result of a material weakness related to the design and operating effectiveness of controls over the accounting for collaborative arrangements. Specifically, we did not effectively design and operate controls over the technical accounting analysis, the determination of the transaction price, calculating the progress towards the satisfaction of the performance obligations under the collaborative arrangements, and determining the value of the non-cash consideration received.
This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.
Remediation

In order to remediate the material weakness, the Company's management plans to improve the design and operation of their controls over the technical accounting analysis, the determination of the transaction price, calculating the progress towards the satisfaction of the performance obligations under the collaborative arrangements, and determining the value of the non-cash consideration received under collaborative arrangements. Specifically, the Company plans to implement the following: dedicating personnel resources with the appropriate level of proficiency to review any new arrangements on a timely basis; obtaining relevant information from third parties on a timely basis, including actual costs incurred, actual noncash consideration received, and estimates to complete; and increasing the level of review activities over the accounting for collaborative arrangements during the financial statement close process. The material weakness cannot be considered remediated until the newly designed controls operate effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the material weakness described above, for the period ended December 31, 2023, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Insider Trading Arrangements
During the Company's three months ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11.     Executive Compensation.
The information required by this Item (excluding the information under the heading "Pay Versus Performance") is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

3.7	Second Amended and Restated Bylaws of Ocugen, Inc. (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q as filed on August 21, 2023, and incorporated herein by reference)

3.8	Amendment to Second Amended and Restated Bylaws of Ocugen, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report of Form 8-K as filed on March 20, 2024, and incorporated herein by reference)

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

10.4+	Ocugen, Inc. 2019 Equity Incentive Plan (filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A as filed on November 8, 2019, and incorporated herein by reference)

10.5+	Form of Incentive Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan

10.6+	Form of Non-Qualified Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan

10.7+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Ocugen, Inc. 2019 Equity Incentive Plan

10.8+
Form of Performance-Vested Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)

10.9+	Form of Non-Qualified Stock Option Agreement for Inducement Non-Qualified Stock Option Awards

10.10+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Inducement Restricted Stock Unit Awards

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

10.21	Second Amendment to the Co-Development and Commercialization Agreement, dated November 21, 2022, by and between the Registrant and CanSino Biologics, Inc.

10.22#*	Third Amendment to the Co-Development and Commercialization Agreement, dated April 11, 2023, by and between the Registrant and CanSino Biologics, Inc.

10.23#
Exclusive License Agreement by and between the Registrant and The Washington University, dated as of September 23, 2022 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on November 8, 2022, and incorporated herein by reference)

10.24#	First Amendment to the Exclusive License Agreement by and between the Registrant and The Washington University, dated as of January 31, 2023

10.25#*	Second Amendment to the Exclusive License Agreement by and between the Registrant and The Washington University, dated as of November 28, 2023

10.26
Loan and Security Agreement, effective as of September 12, 2016, by and between EB5 Life Sciences, LP and Ocugen Opco, Inc. (filed as Exhibit 10.42 to the Registrant's Registration Statement on Form S-4/A (SEC File No. 333-232147), as filed on July 23, 2019, and incorporated herein by reference)

10.27+
Executive Employment Agreement, dated as of September 10, 2019, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q as filed on November 12, 2019, and incorporated herein by reference)

10.28+
Amendment to Executive Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q as filed on May 8, 2020, and incorporated herein by reference)

10.29+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference)

Exhibit	Description

10.30+
First Amendment to Amended and Restated Executive Employment Agreement, dated as of April 27, 2022, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2022, and incorporated herein by reference)

10.31+
Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between the Registrant and Jessica Crespo (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2022, and incorporated herein by reference)

10.32+	Amended and Restated Executive Employment Agreement, dated as of December 16, 2021, by and between the Registrant and Arun Upadhyay

10.33+	First Amendment to Amended and Restated Executive Employment Agreement, dated as of August 26, 2022, by and between the Registrant and Arun Upadhyay

10.34†
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

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm to the Registrant

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

97+*	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
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

Ocugen, Inc.

Dated: April 16, 2024	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer & Co-Founder (Principal Executive Officer)

Dated: April 16, 2024	/s/ Michael Breininger
Michael Breininger, CPA, MBA, LSSBB Corporate Controller, Interim Chief Accounting Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shankar Musunuri	Chairman, Chief Executive Officer & Co-Founder	April 16, 2024
Shankar Musunuri	(Principal Executive Officer)

/s/ Michael Breininger	Corporate Controller, Interim Chief Accounting Officer	April 16, 2024
Michael Breininger	(Principal Financial Officer)

/s/ Ramesh Kumar	Director	April 16, 2024
Ramesh Kumar

/s/ Junge Zhang	Director	April 16, 2024
Junge Zhang

/s/ Uday Kompella	Director	April 16, 2024
Uday Kompella

/s/ Kirsten Castillo	Director	April 16, 2024
Kirsten Castillo

/s/ Prabhavathi Fernandes	Director	April 16, 2024
Prabhavathi Fernandes

/s/ Marna Whittington	Director	April 16, 2024
Marna Whittington

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCUGEN, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ocugen, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocugen, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Restatement of 2022 Financial Statements

As discussed in Note 16 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct a misstatement.
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

Accounting for Collaborative Arrangement Revenue
Description of the Matter
As disclosed in Notes 2 and 3 to the consolidated financial statements, the Company recognizes collaborative arrangement revenue as the Company’s performance obligations are satisfied over time. Collaborative arrangement revenue is recognized under an input method using the ratio of costs incurred to date compared to the total estimated costs required to complete the performance obligations. The transaction price consists of variable consideration that is based on the estimated market value of all co-development services to be provided by the other party to the arrangements. The Company recorded collaborative arrangement revenue of $6.0 million for the year ended December 31, 2023.

Auditing the estimated transaction prices and the Company’s progress towards the satisfaction of the performance obligations under the collaborative arrangements is especially challenging because it involves subjective management assumptions about the transaction prices, including the need to constrain estimates of variable consideration, and the research and development costs necessary to satisfy the performance obligations. The measurement and recognition of collaborative arrangement revenue is subject to these estimates and judgments developed by management.

How We Addressed the Matter in Our Audit	To test the amount of collaborative arrangement revenue recognized in the current period, we performed audit procedures that included, among others, reading the collaborative arrangements and testing the accuracy and completeness of the underlying data used in making the estimates. To assess the reasonableness of the Company’s significant estimates and judgments, we performed sensitivity analyses of key inputs, compared cost estimates to costs previously incurred for similar activities, inspected communications between the Company and its vendors regarding estimated costs for clinical activities, evaluated the remaining level of effort required to complete the performance obligations, and inspected evidence of actual costs incurred, including confirmations with third parties. We also discussed the basis for key assumptions with the Company’s research and development personnel, who oversee the completion of the collaborative arrangements and related clinical trials. Based on these audit procedures, we evaluated the Company’s application of the constraint on variable consideration and recalculated the revenue recognized for the period based on the ratio of costs incurred compared to estimated total costs at completion of the research and development services and the transaction prices.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2018.
Philadelphia, Pennsylvania
April 16, 2024

OCUGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
		(As Restated)
	2023	2022
Assets
Current assets
Cash and cash equivalents	$39,462	$77,563
Marketable securities	—	13,371
Prepaid expenses and other current assets	3,509	7,558
Total current assets	42,971	98,492
Property and equipment, net	17,290	6,053
Other assets	4,286	4,087
Total assets	$64,547	$108,632
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,172	$8,062
Accrued expenses and other current liabilities	13,343	19,971
Operating lease obligations	574	498
Total current liabilities	17,089	28,531
Non-current liabilities
Operating lease obligations, less current portion	3,567	3,587
Long term debt, net	2,800	2,289
Other non-current liabilities	527	244
Total non-current liabilities	6,894	6,120
Total liabilities	23,983	34,651
Commitments and contingencies (Note 15)
Stockholders' equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at December 31, 2023 and 2022
Series A; zero shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Series B; 54,745 issued and outstanding at December 31, 2023 and 2022	1	1
Common stock; $0.01 par value; 295,000,000 shares authorized; 256,688,304 and 221,721,182 shares issued, and 256,566,804 and 221,599,682 shares outstanding at December 31, 2023 and 2022, respectively	2,567	2,217
Treasury stock, at cost, 121,500 shares at December 31, 2023 and 2022	(48)	(48)
Additional paid-in capital	324,191	294,874
Accumulated other comprehensive income	20	26
Accumulated deficit	(286,167)	(223,089)
Total stockholders' equity	40,564	73,981
Total liabilities and stockholders' equity	$64,547	$108,632
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year ended December 31,
		(As Restated)
	2023	2022
Collaborative arrangement revenue	$6,036	$2,488
Total revenue	6,036	2,488
Operating expenses
Research and development	39,573	56,159
General and administrative	31,994	35,400
Total operating expenses	71,567	91,559
Loss from operations	(65,531)	(89,071)
Other income (expense), net	2,453	2,267
Net loss	$(63,078)	$(86,804)
Other comprehensive income (loss)
Foreign currency translation adjustment	(5)	25
Unrealized gain (loss) on marketable securities	(1)	1
Comprehensive loss	$(63,084)	$(86,778)

Shares used in calculating net loss per common share — basic and diluted	244,327,057	214,600,051
Net loss per share of common stock — basic and diluted	$(0.26)	$(0.40)
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (As Restated)	7	$—	54,745	$1	199,502,183	$1,995	$(48)	$225,537	$—	$(136,285)	$91,200
Stock-based compensation expense	—	—	—	—	—	—	—	10,541	—	—	10,541
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	1,579,886	16	—	1,246	—	—	1,262
Issuance of common stock for capital raises, net	—	—	—	—	20,635,998	206	—	57,550	—	—	57,756
Series A convertible preferred stock conversion	(7)	—	—	—	3,115	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	—	—	(86,804)	(86,804)
Balance at December 31, 2022 (As Restated)	—	$—	54,745	$1	221,721,182	$2,217	$(48)	$294,874	$26	$(223,089)	$73,981
Stock-based compensation expense	—	—	—	—	—	—	—	9,217	—	—	9,217
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	488,166	5	—	119	—	—	124
Issuance of common stock for capital raises, net	—	—	—	—	34,478,956	345	—	19,981	—	—	20,326
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	(63,078)	(63,078)
Balance at December 31, 2023	—	$—	54,745	$1	256,688,304	$2,567	$(48)	$324,191	$20	$(286,167)	$40,564
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
		(As Restated)
	2023	2022
Cash flows from operating activities
Net loss	$(63,078)	$(86,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	704	480
Amortization (accretion) on marketable securities	(182)	(99)
Non-cash interest expense	116	83
Non-cash lease expense	538	593
Non-cash (income) expense from collaborative arrangements, net	(696)	6,603
Stock-based compensation expense	9,217	10,541
Impairment of advance for COVAXIN supply	4,074	—
Loss on disposal of fixed assets related to COVAXIN	363	—
Other	46	(671)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(296)	91
Accounts payable and accrued expenses	(12,343)	9,487
Lease obligations	(517)	(383)
Net cash used in operating activities	(62,054)	(60,079)
Cash flows from investing activities
Purchases of marketable securities	(3,947)	(13,271)
Proceeds from maturities of marketable securities	17,500	—
Purchases of property and equipment	(10,476)	(4,457)
Repayment of note receivable	—	761
Net cash provided by (used in) investing activities	3,077	(16,967)
Cash flows from financing activities
Proceeds from issuance of common stock	20,804	59,567
Payment of equity issuance costs	(355)	(549)
Proceeds from issuance of debt	500	500
Payments of debt issuance costs	(68)	(43)
Net cash provided by financing activities	20,881	59,475
Effect of changes in exchange rate on cash and cash equivalents	(5)	25
Net (decrease) in cash and cash equivalents	(38,101)	(17,546)
Cash, cash equivalents, and restricted cash at beginning of period	77,563	95,109
Cash and cash equivalents at end of period	$39,462	$77,563

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year ended December 31,
		(As Restated)
	2023	2022
Supplemental disclosure of non-cash investing and financing transactions:
Purchase of property and equipment	$2,189	$911
Right-of-use assets related to operating leases	$572	$2,916
Debt issuance costs	$—	$37
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
Our technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), the Company believes its modifier gene therapy platform has the potential to address many retinal diseases, including rare diseases such as retinitis pigmentosa ("RP") (OCU400) and Leber congenital amaurosis ("LCA") (OCU400), with a gene-agnostic approach. We also believe our modifier gene therapy platform has the potential to address many retinal diseases, including a multifactorial dry age-related macular degeneration ("dAMD") using OCU410, which the Company believes has the potential to treat millions of patients, and Stargardt disease (OCU410ST), which is also a rare disease. The Company received clearance from FDA to initiate a Phase 3 trial for OCU400 for the treatment of RP and intends to begin dosing patients in 2Q, 2024. The Company expects to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and subject to alignment with the FDA. Currently both OCU410, for the treatment of GA patients, and OCU410ST, for the treatment of Stargardt patients, programs are in Phase 1/2 clinical development.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR") and wet AMD. Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The Company continues to work with the FDA to address comments to lift the clinical hold.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative medicine cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. The Company received concurrence from the FDA on the confirmatory Phase 3 trial design and has completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility to support clinical study and initial commercial launch.
•Inhaled Mucosal Vaccine Platform — The Company's next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. The Company is conducting IND enabling and product development activities for our OCU500 product and planning to submit an IND in 2024. The Company is currently collaborating with the National Institute of Allergy and Infectious Diseases ("NIAID") for early clinical studies for the OCU500 program. The Company expects OCU500 clinical trials to begin mid-2024. The Company is continuing discussions with relevant government agencies regarding developmental funding for our OCU510 and OCU520 platforms.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $63.1 million and $86.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $286.2 million and cash and cash equivalents totaling $39.5 million. This amount will not meet the Company's capital requirements over the next 12 months after the date that the consolidated financial statements are issued. The Company believes that its cash and cash equivalents will enable it to fund its operations into the fourth quarter of 2024. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

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
Use of Estimates
In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include those used in the accounting for research and development contracts, including clinical trial accruals, determination of the collaborative arrangements transaction price, calculating the progress towards the satisfaction of the performance obligations under the collaborative arrangements, and determining the value of the non-cash consideration received under collaborative arrangements.
Segment Information
As of December 31, 2023, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker, the Company's Chief Executive Officer, makes decisions regarding resource allocation and assesses performance. As of December 31, 2023, substantially all of the Company's assets were located in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recorded $2.5 million and $1.4 million as interest income for the years ended December 31, 2023 and 2022, respectively.

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
Marketable Securities
The Company accounts for marketable securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities ("ASC 320"). The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Marketable securities with maturities of 90 days or less at the time of purchase are classified as cash equivalents on the consolidated balance sheets. Debt securities are classified as trading securities if the security is bought and held primarily to be sold in the near term. Debt securities are classified as held-to-maturity if management has both the positive intent and ability to hold until the maturity of the security. Debt securities not classified as trading securities or held-to-maturity securities are classified as available-for-sale securities. The Company's marketable securities were previously comprised of debt securities and were classified as available-for-sale securities. The Company's marketable securities matured during the year ended December 31, 2023.
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
Property and Equipment, Net
The Company's property and equipment currently includes furniture and fixtures, machinery and equipment, leasehold improvements, and construction in progress. Property and equipment is recorded at historical cost less accumulated depreciation. Significant additions or improvements are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is calculated using the straight-line method and is recognized over the expected useful life of the underlying asset. Depreciation expense is included as research and development expense or general and administrative expense in the consolidated statements of operations and comprehensive loss based on the underlying nature of the associated asset. Construction in progress is not depreciated until such time that the asset is completed and placed into service. The Company's construction in progress as of December 31, 2023 related to the renovation of one of the Company's leased properties to develop a laboratory and manufacturing facility. The major assets that will be utilized in the laboratory and manufacturing facility have not yet been placed into service. Once placed into service, the assets will be depreciated over their expected useful lives.
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
Collaborative Arrangements and Revenue Recognition

The Company analyzes its collaborative arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards. This assessment is performed throughout the life of the arrangements based on changes to the arrangements. For collaborative arrangements within the scope of ASC 808 the Company may analogize to ASC 606 for certain elements.

The Company identifies the goods or services promised within each collaborative arrangement and assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

The allocation of the transaction price to the performance obligations in proportion to their standalone selling prices is determined at contract inception. If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the counterparty and the transfer of the promised goods or services to the counterparty will be one year or less. The Company assessed its collaboration arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.

The Company recognizes as collaboration revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied over time, with progress toward completion measured based on actual costs incurred relative to total estimated costs to be incurred over the life of the arrangement. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete their performance obligations under the arrangements. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Adjustments to original estimates will be required as work progresses and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known, or an adjustment is otherwise warranted.

Under the Company’s collaborative arrangements, the timing of revenue recognition and receipt of consideration may differ, and result in assets and liabilities. Assets represent revenues recognized in excess of the consideration received under collaborative arrangement. Liabilities represent the consideration received in excess of revenues recognized under collaborative arrangement.

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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements related disclosures.
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
3.    License and Development Agreements
Co-Development and Commercialization Agreement with CanSino Biologics, Inc.
The Company entered into a co-development and commercialization agreement with CanSino Biologics, Inc. ("CanSinoBIO") with respect to the development and commercialization of the Company's modifier gene therapy product candidates, OCU400,

OCU410, and OCU410ST. The co-development and commercialization agreement was originally entered into in September 2019 ("the Original CanSinoBIO Agreement") with regards to OCU400, and was subsequently amended in September 2021 and November 2022 ("the Amendments"), to include OCU410 and OCU410ST, respectively. The Company concluded that the Original CanSinoBIO Agreement and the Amendments are separate contracts (collectively referred to as the "CanSinoBio Agreements"). Pursuant to the CanSinoBIO Agreements, the Company and CanSinoBIO are collaborating on the development of the Company's modifier gene therapy platform. CanSinoBIO is responsible for the chemistry, manufacturing, and controls development and manufacture of clinical supplies of such products and is responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize the Company's modifier gene therapy platform in and for China, Hong Kong, Macau, and Taiwan (the "CanSinoBIO Territory"), and the Company maintains exclusive development, manufacturing, and commercialization rights with respect to the Company's modifier gene therapy platform outside the CanSinoBIO Territory (the "Company Territory").
Should any of the product candidates be commercialized in any of the related territories, CanSinoBIO will pay to the Company an annual royalty between mid- and high-single digits based on Net Sales (as defined in the CanSinoBIO Agreements) of the products included in the Company's modifier gene therapy platform in the CanSinoBIO Territory. The Company will pay to CanSinoBIO an annual royalty between low- and mid-single digits based on Net Sales of the products included in the Company's modifier gene therapy platform in the Company Territory.
Accounting analysis and revenue recognition

The Company determined the collaboration arrangements with CanSinoBIO, are within the scope of ASC 808 and has analogized to ASC 606 to account for CanSinoBIO's access to its IP as well as data generated in connection with the co-development activities to be undertaken by Ocugen. These elements of the arrangements are not distinct and are accounted for as a single performance obligation.

The non-cash consideration to be received related to the Company's satisfaction of the performance obligations includes but is not limited to services relate to chemistry, manufacturing, and controls development and manufacture of clinical supplies of such products through completion of pre-clinical, clinical, regulatory, and other commercialization readiness services. The estimated market value of the co-development services to be performed by CanSinoBIO, represents variable consideration that is included in the transaction price. The Company recognizes collaborative arrangement revenue over time using an input method using ratio of costs incurred to date compared to total estimated costs require to satisfy the performance obligations under the CanSinoBIO Agreements.

The Company constrained the transaction price related to certain future co-development services and future royalties, as it assessed that it is probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The variable consideration is reevaluated at each reporting period and as changes in circumstances occur.

The services provided by CanSinoBIO are recorded as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as a contract liability within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $6.0 million and $2.5 million for the year ended December 31, 2023 and the year ended December 31, 2022, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the consolidated statements of operations and comprehensive loss as research and development expense and was approximately $5.3 million and $9.1 million for the year ended December 31, 2023 and the year ended December 31, 2022, respectively.

The contract liability was $10.5 million and $11.2 million as of December 31, 2023 and December 31, 2022, respectively. Revenue recognized for the year ended December 31, 2023, that was included in the contract liabilities balances as of January 1, 2023 was approximately $6.0 million. Revenue recognized for the year ended December 31, 2022, that was included in the contract liabilities balances as of January 1, 2022, was approximately $2.5 million.

NIAID Project NextGen Clinical trial support
In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. Project NextGen is a $5 billion multi-government agency initiative to develop the next generation of vaccines and therapeutics to combat the spread of COVID-19. NIAID, with funding from Project NextGen, will cover the full cost of the clinical trials, including operations and related analysis. Ocugen will be responsible for providing clinical trial materials and upon completion will have full right of reference to the findings, which Ocugen believes will provide clinical evidence to support the further development of the Company’s lead mucosal vaccine candidate.
Exclusive License Agreement with Washington University
In September 2022, the Company entered into the WU License Agreement with Washington University, pursuant to which the Company was granted an exclusive, sublicensable, royalty-bearing license to patent rights for an inhaled mucosal COVID-19 vaccine, as well as a license to certain tangible research property and technical information necessary to exploit the patent rights within the United States, Europe, and Japan. The Company paid Washington University an initial license issuance fee of $1.0 million, which was recognized as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. In January 2023, the Company amended the WU License Agreement to add the countries of South Korea, Australia, and China to the Mucosal Vaccine Territory, and in November 2023, the Company further amended the WU License Agreement to add Hong Kong to the Mucosal Vaccine Territory. The Company is required to pay Washington University an annual license maintenance fee, payments upon the achievement of certain development and commercial milestones in the aggregate amount of up to $37.0 million, and low single-digit percentage royalties on Net Sales of licensed products (as defined in the WU License Agreement).
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

4.    Fair Value Measurements
The following table summarizes the fair value and the classification by level of input within the fair value hierarchy of financial assets as of December 31, 2022 that are recurring fair value measurements (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$15,899	$999	$—	$16,898
Marketable securities:
U.S. government agency securities and treasuries	—	7,433	—	7,433
Commercial paper	—	5,938	—	5,938
Total assets	$15,899	$14,370	$—	$30,269
The valuation of the Company's cash and cash equivalents totaling $39.5 million, which includes $38.2 million in money markets, as of December 31, 2023, utilized Level 1 inputs. The valuation of the Company's marketable securities, which matured during the year ended December 31, 2023, utilized Level 2 inputs. See Note 2 for additional information. Further, the Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement (as defined in Note 9) approximate their carrying value. See Note 9 for additional information.

5.    Marketable Securities
The Company's marketable securities matured during the year ended December 31, 2023. The following table provides the amortized cost basis and fair value of the Company's available-for-sale investments as of December 31, 2022 by security type as reflected on the consolidated balance sheets (in thousands):

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
6.    Property and Equipment

The following table provides a summary of the major components of property and equipment as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
	2023	2022
Furniture and fixtures	$337	$337
Machinery and equipment	1,557	1,685
Leasehold improvements	2,086	1,603
Construction in progress	14,540	3,049
Total property and equipment	18,520	6,674
Less: accumulated depreciation	(1,230)	(621)
Total property and equipment, net	$17,290	$6,053
7.    Operating Leases
The Company has commitments under operating leases for office, laboratory, and future manufacturing space in Malvern, Pennsylvania. The Company's corporate headquarters lease has initial terms of approximately seven years and includes options to extend the lease for up to 10 years. The Company's current GMP facility lease has initial terms of seven years and includes an option to extend the lease for up to five years.

As of December 2023, the Company determined that it was reasonably certain that the current GMP facility’s option for extension of the lease would be exercised whereas previously this certainty did not exist. According to ASC 842-10-35-1, a lessee shall reassess the lease term if there is a significant event that is within the control of the lessee that directly affects whether the lessee is reasonably certain to exercise an option to extend the lease. The Company determined the significant event to be the completion of the renovations of the existing facility into a current GMP facility. According to ASC 842-20-35-4, a lessee shall remeasure the lease liability to reflect changes to the lease payments. A lessee shall recognize the amount of the remeasurement of the lease liability as an adjustment to the right-of-use asset. As such, the lease liability and the right-of-use asset both increased by $0.6 million. There was no change to the Statement of Operations as of December 31, 2023, as a result of this remeasurement.

As a result of the remeasurement of the lease liability and the right-of-use asset, the leasehold improvements were reassessed, and the remaining lease terms were adjusted on a prospective basis as described in ASC 842-20-35-12. There is no change to the Statement of Operations as of December 31, 2023
The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2023	2022
Operating lease cost	$784	$774
Variable lease cost	342	158
Total lease cost	$1,126	$932
Supplemental balance sheet information related to leases was as follows (in thousands):

	As of December 31,
	2023	2022
Right-of-use assets, net	$3,944	$3,910

Current lease obligations	$574	$498
Non-current lease obligations	3,567	3,587
Total lease liabilities	$4,141	$4,085
Supplemental information related to leases was as follows:

	Year ended December 31,
	2023	2022
Weighted-average remaining lease terms (years)	7.0	6.3
Weighted-average discount rate	9.3%	6.4%
Future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
2024	$787
2025	810
2026	835
2027	858
2028	884
Thereafter	1,658
Total	$5,832
Less: present value adjustment	(1,691)
Present value of minimum lease payments	$4,141

8.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
		(As Restated)
	2023	2022
Research and development	$212	$1,894
Clinical	84	3,310
Professional fees	580	437
Employee-related	1,791	2,752
Deferred revenue relating to collaborative arrangements	10,525	11,221
Other	151	357
Total accrued expenses and other current liabilities	$13,343	$19,971
9.    Debt
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
Under the terms and conditions of the Original Offering, the Company borrowed $1.0 million during 2016, $0.5 million during 2020, $0.5 million in September 2022, and an additional $0.5 million in May 2023. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of each borrowing. Pursuant to the Original Offering, each outstanding borrowing, including accrued interest, becomes due upon the seventh anniversary of its disbursement date, subject to certain extension provisions. In January 2024, the Company entered into an agreement to extended the current portion of borrowings owed under the EB-5 Loan Agreement to March 2025. Once repaid, amounts cannot be re-drawn.
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
In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, including accrued interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of December 31, 2023.

The carrying values of the borrowings pursuant to the Original Offering as of December 31, 2023 and 2022 are summarized below (in thousands):

	As of December 31,
	2023	2022
Principal outstanding	$2,500	$2,000
Plus: accrued interest	400	307
Less: unamortized debt issuance costs	(100)	(18)
Carrying value, net	$2,800	$2,289
10.    Equity
Offerings of Common Stock
Public Offering
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
In February 2022, the Company entered into an underwriting agreement with an underwriter, pursuant to which the Company sold 16.0 million shares of its common stock at a public offering price of $3.13 per share. The Company received net proceeds of $49.8 million, after deducting equity issuance costs.
At-the-Market Offerings
In June 2022, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with certain agents, pursuant to which the Company could, from time to time, offer and sell shares of its common stock having an aggregate gross sales price of up to $160.0 million. During the year ended December 31, 2023, the Company sold 4.5 million shares of its common stock and received net proceeds of $5.6 million after deducting issuance costs of $0.2 million. The Sales Agreement was terminated in February 2023.
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
In April 2023, the FDA announced the cancellation of all emergency use authorizations ("EUA") issued with respect to monovalent COVID-19 vaccine formulations. Consequently, the Company determined it was no longer commercially viable to further the development of COVAXIN in its North American territories. During the year ended December 31, 2023, the Company wrote off the remaining balance of the short-term asset for the advanced payment for the supply of COVAXIN of $4.1 million to research and development expense in the consolidated statements of operations and comprehensive loss.
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
OpCo Warrants
Beginning in 2016, Ocugen OpCo, Inc., the Company's wholly owned subsidiary "OpCo" issued warrants to purchase the Company's common stock (the "OpCo Warrants"). As of December 31, 2023 and 2022, 0.6 million OpCo Warrants were outstanding. As of December 31, 2023, the outstanding OpCo Warrants had a weighted-average exercise price of $6.23 per share and expire between 2026 and 2027.
12.    Stock-Based Compensation
Stock-based compensation expense for stock options and RSUs is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2023	2022
General and administrative	$6,876	$7,777
Research and development	2,341	2,764
Total	$9,217	$10,541
As of December 31, 2023, the Company had $8.6 million of unrecognized stock-based compensation expense related to stock options and RSUs outstanding, which is expected to be recognized over a weighted average period of 1.5 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of December 31, 2023, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 28.4 million equity awards in respect to the Company's common stock, respectively. The 2014 Plan and 2019 Plan have 0.4 million and 9.8 million equity awards remaining available for future grant, respectively, as of December 31, 2023. In addition to stock options and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The assumptions utilized in the fair value calculations for stock options as of December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Weighted average expected option term (years)	5.9	5.9
Range of expected stock price volatility	103% – 109%	106% – 110%
Weighted average expected stock price volatility	106%	107%
Range of risk-free interest rate	3.5% – 4.4%	1.4% – 4.2%
Expected dividend rate	0%	0%
The following table summarizes the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2022	10,851,287	$2.95	8.30	$1,385
Granted	5,042,621	1.03		2
Exercised	(295,000)	0.40		168
Forfeited	(2,437,680)	2.37		9
Options outstanding at December 31, 2023	13,161,228	$2.38	7.86	$337
Options exercisable at December 31, 2023	6,578,928	$2.74	7.12	$204
The weighted average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 were $0.85 and $3.12, respectively. The total fair value of stock options vested during the years ended December 31, 2023 and 2022 were $8.9 million and $6.1 million, respectively. During the years ended December 31, 2023 and 2022, the Company received $0.1 million and $1.3 million of cash proceeds from the exercises of stock options, respectively.
RSUs
The following table summarizes the RSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (In Thousands)
RSUs outstanding at December 31, 2022	924,810	$4.12	$1,202
Granted	3,389,933	1.15	3,910
Vested	(281,119)	4.31	299
Forfeited	(1,050,963)	1.55	651
RSUs outstanding at December 31, 2023	2,982,661	$1.63	$1,715

13.    Income Taxes
The Company's losses before income taxes and provision (benefit) for income taxes is as follows (in thousands):

	Year ended December 31,
		(As Restated)
	2023	2022
Loss before income taxes	$(63,078)	$(86,804)
Provision (benefit) for income taxes	—	—
A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
		(As Restated)
	2023	2022
Expected provision at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	6.4%	7.4%
Tax credits	3.5%	3.1%
Change in state tax rate	(2.8)%	(11.1)%
Other, net	(1.6)%	(1.6)%
Change in valuation allowance	(26.5)%	(18.8)%
Effective tax rate	—%	—%
The Company's deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
		(As Restated)
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$58,324	$48,812
Capital loss carryforwards	7,298	7,298
Start-up costs	9,699	9,699
Accruals and reserves	276	629
Intellectual property	4,565	5,057
Stock-based compensation	2,873	2,150
Capitalization of research and development expense	18,702	12,571
Deferred revenue	1,293	2,799
Tax credits	9,324	6,655
Lease liabilities	977	1,029
Total deferred tax assets	113,331	96,699
Valuation allowance	(112,413)	(95,724)
Deferred tax assets, net of valuation allowance	$918	$975

Deferred tax liabilities:
Lease right-of-use assets	(918)	(975)
Net deferred tax assets	$—	$—
The Company's valuation allowance increased during 2023 by approximately $16.7 million primarily due to Section 174 expenditure capitalization. The Company has evaluated both positive and negative evidence when assessing the realizability of its deferred tax assets. Management has considered the Company's history of cumulative net losses, estimated future taxable income as well as tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company had U.S. federal net operating loss ("NOL") carryforwards of $226.2 million and $188.3 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cut and Jobs Act generally allows federal losses generated after 2017 to be carried over indefinitely, but also limits the NOL deduction to the lesser of the NOL carryover or 80% of a corporation's taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended ("IRC")). Additionally, there is no carryback for losses generated after 2017. Losses generated prior to 2018 are deductible using the lesser of a corporation's NOL carryover or 100% of a corporation's taxable income and have a 20 year carryforward period. The Company has federal NOLs generated after 2017 of $173.5 million, which do not expire. The federal NOLs generated prior to 2018 of $52.7 million will expire at various dates through 2037. In addition, the Company has a capital loss carryforward of $26.7 million, which may be available to offset future capital gains and expires in 2024.
As of December 31, 2023 and 2022, the Company had U.S. state NOL carryforwards of $224.5 million and $186.6 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2043. As of December 31, 2023 and 2022, the Company had federal tax credit carryforwards of approximately $9.2 million and $6.5 million, respectively, which are available to offset future federal tax liabilities which expire at various dates through 2043. As of December 31, 2023 and 2022, the Company had state tax credit carryforwards of approximately $0.1 million and $0.2 million, respectively, which are available to reduce future tax liabilities and expire at various dates through 2034.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
		(As Restated)
	2023	2022
Gross unrecognized tax benefits at beginning of year	$303	$303
Additions for tax positions taken in a prior year	—	—
Additions for tax positions taken in the current year	—	—
Reductions for tax positions taken in the prior year due to settlement	—	—
Reductions for tax positions taken in the prior year due to statutes lapsing	—	—
Gross unrecognized tax benefits at end of year	$303	$303
The uncertain tax positions giving rise to the unrecognized tax benefits of $0.3 million at December 31, 2023 and 2022 relate to the timing of certain income and deductions for federal income tax purposes taken by Histogenics prior to the Company's reverse merger with Histogenics. The reversal of unrecognized tax benefits would not have any impact on the effective tax rate in the future and is not expected to create cash liability.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In a normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open from 2019 to present.

14.    Net Loss per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Year ended December 31,
		(As Restated)
	2023	2022
Net loss — basic and diluted	$(63,078)	$(86,804)
Shares used in calculating net loss per common share — basic and diluted	244,327,057	214,600,051
Net loss per common share — basic and diluted	$(0.26)	$(0.40)
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as their inclusion would have been antidilutive:

	Year ended December 31,
	2023	2022
Options to purchase common stock	13,161,228	10,851,287
RSUs	2,982,661	924,810
Warrants	628,834	798,352
Series A Convertible Preferred Stock (as converted to common stock)	—	—
Series B Convertible Preferred Stock (as converted to common stock)	547,450	547,450
Total	17,320,173	13,121,899
15.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, commitments related to renovating an existing facility for GMP, and debt agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (see Note 3). Commitments under lease agreements are future minimum lease payments (see Note 7). Renovation commitments are related to retrofitting an existing facility in order to be GMP compliant (see Note 1). Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement (see Note 9). In connection with the Company's decision to terminate the COVAXIN program, the Canada Consulting Agreement was terminated by mutual agreement in June 2023 (see Note 11). Additionally, the Company does not expect to fulfill any commitments under the amended Co-Development, Supply and Commercialization Agreement (the "Covaxin Agreement") with Bharat Biotech as a result of the termination of the COVAXIN program.
Contingencies

In June 2021, a securities class action lawsuit was filed against the Company and certain of its agents in the U.S. District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the announcement of the Company's decision to pursue the submission of a BLA for COVAXIN for adults ages 18 years and older rather than pursuing an EUA. In July 2021, a second securities class action lawsuit was filed against the Company and certain of its agents in the Court (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. The complaints seek unspecified damages, interest, attorneys' fees, and other costs. In March 2022, the Court consolidated these two related securities class action lawsuits and appointed Andre Galan Bernd Benayon to serve as lead plaintiff. The lead plaintiff's amended complaint was filed in June 2022. In March 2023, the Court granted the Company's motion to dismiss with prejudice. The lead plaintiff appealed to the United States Court of Appeals for the Third Circuit ("Third Circuit") regarding the order that was entered in March 2023, which dismissed the action with prejudice. The lead plaintiff's appellant's brief and joint appendix were filed in July 2023. The Company's appellees' brief was filed in August 2023, and the lead plaintiff's reply brief was filed in September 2023. In March 2024, the Third Circuit affirmed the Court's decision to dismiss with prejudice the consolidated securities class action lawsuits.
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
In April 2024, a securities class action lawsuit was filed against the Company and certain of its agents in the Court (Case No. 2:24-cv-01500) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the Company’s previously-issued audited consolidated financial statements for each fiscal year beginning January 1, 2020 and its previously-issued unaudited interim condensed consolidated financial statements for each of the first three quarters in such years and the effectiveness of the Company’s disclosure controls and procedures during each such period. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs.
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

16.    Restatement of Previously Issued Consolidated Financial Statements
In connection with the preparation of the Company's Consolidated Financial Statements as of and for the fiscal year ended December 31, 2023, the Company discovered that in the current fiscal year and prior years it had not appropriately accounted for its collaboration arrangements, including the determination of the transaction price, calculating the progress towards the satisfaction of the performance obligations under the collaborative arrangements, and determining the value of the non-cash consideration received and recognized as research and development expense. The Company also corrected the presentation of the revenue previously recognized within Other income (expense), net to Collaborative arrangement revenue in its Consolidated Statements of Operations and Comprehensive Loss.
The misstatements were material to the Company's previously issued financial statements and as a result, the Company has restated its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows as of and for the fiscal year ended December 31, 2022. The restatement includes adjustments to Collaborative arrangement revenue, Research and development expenses, Other income (expense), net and Accrued expenses and other current liabilities during the impacted periods. The Company has also corrected certain other identified immaterial errors that were identified during the impacted periods impacting Research and development expenses, General and administrative expenses, and Accrued expenses and other current liabilities.
The impact of the correction of the misstatements is summarized below (in thousands):

	As of December 31, 2022
Corrected Consolidated Balance Sheets	As previously reported	Adjustment	As Restated
Accrued expenses and other liabilities	$9,900	$10,071	$19,971
Total current liabilities	18,460	10,071	28,531
Total liabilities	24,580	10,071	34,651
Accumulated deficit	(213,018)	(10,071)	(223,089)
Total stockholders' equity	84,052	(10,071)	73,981

	For the Fiscal Year Ended December 31, 2022
Corrected Consolidated Statements of Operations and Comprehensive Loss	As previously reported	Adjustment	As Restated
Collaborative arrangement revenue	$—	2,488	$2,488
Total revenue	—	2,488	2,488
Research and Development	49,757	6,402	56,159
General and administrative	35,111	289	35,400
Total operating expenses	84,868	6,691	91,559
Loss from operations	(84,868)	(4,203)	(89,071)
Other income (expense), net	3,517	(1,250)	2,267
Net loss	(81,351)	(5,453)	(86,804)
Comprehensive loss	(81,325)	(5,453)	(86,778)
Net loss per share of common stock - basic and diluted	$(0.38)	(0.02)	$(0.40)

	For the Fiscal Year Ended December 31, 2022
Corrected Consolidated Statements of Cash Flows	As previously reported	Adjustment	As Restated
Net loss	$(81,351)	$(5,453)	$(86,804)
Non-cash (income) expense from collaborative arrangements, net	—	6,603	6,603
Other	479	(1,150)	(671)
Net cash used in operating activities	(60,079)	—	(60,079)

	Accumulated Deficit			Total Stockholder Equity
Corrected Consolidated Statements of Stockholders' Equity	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Balance at December 31, 2021	$(131,667)	$(4,618)	$(136,285)	$95,818	$(4,618)	$91,200
Stock-based compensation expense	—	—	—	10,541	—	10,541
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	1,262	—	1,262
Issuance of common stock for capital raises, net	—	—	—	57,756	—	57,756
Series A convertible preferred stock conversion	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	26	—	26
Net Loss	(81,351)	(5,453)	(86,804)	(81,351)	(5,453)	(86,804)
Balance at December 31, 2022	$(213,018)	$(10,071)	$(223,089)	$84,052	$(10,071)	$73,981
All referenced amounts for prior periods in these financial statements and the notes herein reflect the balances and amounts on a restated basis.
Restatement of Interim Financial Information (Unaudited)

The Company has restated its unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Equity, and Condensed Consolidated Statements of Cash Flows for the quarterly and year to date periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, and September 30, 2023. The restated impact of the correction of the misstatements is summarized below (in thousands):

	As of March 31, 2023			As of March 31, 2022
Corrected Condensed Consolidated Balance Sheets (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Assets
Current assets
Cash and cash equivalents	$68,259	—	$68,259	$129,771	—	$129,771
Marketable securities	8,462	—	8,462	—	—	—
Prepaid expenses and other current assets	7,680	—	7,680	8,256	—	8,256
Total current assets	84,401	—	84,401	138,027	—	138,027
Property and equipment, net	7,952	—	7,952	1,921	—	1,921
Restricted cash	—	—	—	151	—	151
Other assets	3,946	—	3,946	1,628	—	1,628
Total assets	$96,299	—	$96,299	$141,727	—	$141,727
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$8,092	—	$8,092	$3,896	—	$3,896
Accrued expenses and other current liabilities	5,823	10,899	16,722	3,537	5,614	9,151
Operating lease obligations	512	—	512	254	—	254
Current portion of long term debt	1,256	—	1,256	—	—	—
Total current liabilities	15,683	10,899	26,582	7,687	5,614	13,301
Non-current liabilities
Operating lease obligations, less current portion	3,449	—	3,449	1,180	—	1,180
Long term debt, net	1,058	—	1,058	1,731	—	1,731
Other non-current liabilities	309	—	309	—	—	—
Total non-current liabilities	4,816	—	4,816	2,911	—	2,911
Total liabilities	20,499	10,899	31,398	10,598	5,614	16,212
Commitments and contingencies
Stockholders' equity
Convertible preferred stock
Series A	—	—	—	—	—	—
Series B	1	—	1	1	—	1
Common stock	2,265	—	2,265	2,158	—	2,158
Treasury stock	(48)	—	(48)	(48)	—	(48)
Additional paid-in capital	303,073	—	303,073	278,704	—	278,704
Accumulated other comprehensive income	25	—	25	—	—	—
Accumulated deficit	(229,516)	(10,899)	(240,415)	(149,686)	(5,614)	(155,300)
Total stockholders' equity	75,800	(10,899)	64,901	131,129	(5,614)	125,515
Total liabilities and stockholders' equity	$96,299	—	$96,299	$141,727	—	$141,727

	As of June 30, 2023			As of June 30, 2022
Corrected Condensed Consolidated Balance Sheets (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Assets
Current assets
Cash and cash equivalents	$70,578	—	$70,578	$115,005	—	$115,005
Marketable securities	—	—	—	—	—	—
Prepaid expenses and other current assets	2,874	—	2,874	7,564	—	7,564
Total current assets	73,452	—	73,452	122,569	—	122,569
Property and equipment, net	11,720	—	11,720	3,153	—	3,153
Other assets	3,804	—	3,804	4,366	—	4,366
Total assets	$88,976	—	$88,976	$130,088	—	$130,088
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,881	—	$3,881	$5,921	—	$5,921
Accrued expenses and other current liabilities	7,787	11,039	18,826	4,103	7,625	11,728
Operating lease obligations	526	—	526	314	—	314
Current portion of long term debt	1,266	—	1,266	—	—	—
Total current liabilities	13,460	11,039	24,499	10,338	7,625	17,963
Non-current liabilities
Operating lease obligations, less current portion	3,308	—	3,308	3,892	—	3,892
Long term debt, net	1,472	—	1,472	1,750	—	1,750
Other non-current liabilities	455	—	455	—	—	—
Total non-current liabilities	5,235	—	5,235	5,642	—	5,642
Total liabilities	18,695	11,039	29,734	15,980	7,625	23,605
Commitments and contingencies
Stockholders' equity
Convertible preferred stock
Series A	—	—	—	—	—	—
Series B	1	—	1	1	—	1
Common stock	2,566	—	2,566	2,163	—	2,163
Treasury stock	(48)	—	(48)	(48)	—	(48)
Additional paid-in capital	320,181	—	320,181	281,139	—	281,139
Accumulated other comprehensive income	22	—	22	10	—	10
Accumulated deficit	(252,441)	(11,039)	(263,480)	(169,157)	(7,625)	(176,782)
Total stockholders' equity	70,281	(11,039)	59,242	114,108	(7,625)	106,483
Total liabilities and stockholders' equity	$88,976	—	$88,976	$130,088	—	$130,088

	As of September 30, 2023			As of September 30, 2022
Corrected Condensed Consolidated Balance Sheets (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Assets
Current assets
Cash and cash equivalents	$53,477	—	$53,477	$101,602	—	$101,602
Marketable securities	—	—	—	—	—	—
Prepaid expenses and other current assets	3,081	—	3,081	5,895	—	5,895
Total current assets	56,558	—	56,558	107,497	—	107,497
Property and equipment, net	14,469	—	14,469	4,517	—	4,517
Other assets	3,660	—	3,660	4,225	—	4,225
Total assets	$74,687	—	$74,687	$116,239	—	$116,239
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,921	—	$2,921	$6,460	—	$6,460
Accrued expenses and other current liabilities	6,399	8,594	14,993	8,004	9,616	17,620
Operating lease obligations	540	—	540	443	—	443
Current portion of long term debt	1,276	—	1,276	—	—	—
Total current liabilities	11,136	8,594	19,730	14,907	9,616	24,523
Non-current liabilities
Operating lease obligations, less current portion	3,164	—	3,164	3,764	—	3,764
Long term debt, net	1,495	—	1,495	2,265	—	2,265
Other non-current liabilities	497	—	497	—	—	—
Total non-current liabilities	5,156	—	5,156	6,029	—	6,029
Total liabilities	16,292	8,594	24,886	20,936	9,616	30,552
Commitments and contingencies
Stockholders' equity
Convertible preferred stock
Series A	—	—	—	—	—	—
Series B	1	—	1	1	—	1
Common stock	2,566	—	2,566	2,168	—	2,168
Treasury stock	(48)	—	(48)	(48)	—	(48)
Additional paid-in capital	322,452	—	322,452	284,231	—	284,231
Accumulated other comprehensive income	27	—	27	30	—	30
Accumulated deficit	(266,603)	(8,594)	(275,197)	(191,079)	(9,616)	(200,695)
Total stockholders' equity	58,395	(8,594)	49,801	95,303	(9,616)	85,687
Total liabilities and stockholders' equity	$74,687	—	$74,687	$116,239	—	$116,239

	For the Three Months Ended
	March 31, 2023			March 31, 2022
Corrected Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Collaborative arrangement revenue	$—	443	$443	$—	500	$500
Total revenue	—	443	443	—	500	500
Operating expenses
Research and development	9,558	614	10,172	7,915	1,478	9,393
General and administrative	8,193	113	8,306	10,119	18	10,137
Total operating expenses	17,751	727	18,478	18,034	1,496	19,530
Loss from operations	(17,751)	(284)	(18,035)	(18,034)	(996)	(19,030)
Other income (expense), net	1,253	(544)	709	15	—	15
Net loss	$(16,498)	(828)	$(17,326)	$(18,019)	(996)	$(19,015)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1)	—	(1)	—	—	—
Comprehensive loss	$(16,499)	(828)	$(17,327)	$(18,019)	(996)	$(19,015)

Shares used in calculating net loss per common share — basic and diluted	225,523,627	—	225,523,627	205,693,498	—	205,693,498
Net loss per share of common stock — basic and diluted	$(0.07)	(0.01)	$(0.08)	$(0.09)	—	$(0.09)

	For the Three Months Ended
	June 30, 2023			June 30, 2022
Corrected Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Collaborative arrangement revenue	$—	485	$485	$—	643	$643
Total revenue	—	485	485	—	643	643
Operating expenses
Research and development	14,169	405	14,574	9,007	2,595	11,602
General and administrative	9,564	(113)	9,451	10,558	59	10,617
Total operating expenses	23,733	292	24,025	19,565	2,654	22,219
Loss from operations	(23,733)	193	(23,540)	(19,565)	(2,011)	(21,576)
Other income (expense), net	808	(333)	475	94	—	94
Net loss	$(22,925)	(140)	$(23,065)	$(19,471)	(2,011)	$(21,482)
Other comprehensive income (loss)
Foreign currency translation adjustment	(2)	—	(2)	10	—	10
Unrealized gain (loss) on marketable securities	(1)	—	(1)	—	—	—
Comprehensive loss	$(22,928)	(140)	$(23,068)	$(19,461)	(2,011)	$(21,472)

Shares used in calculating net loss per common share — basic and diluted	238,311,498	—	238,311,498	215,862,977	—	215,862,977
Net loss per share of common stock — basic and diluted	$(0.10)	—	$(0.10)	$(0.09)	(0.01)	$(0.10)

	For the Six Months Ended
	June 30, 2023			June 30, 2022
Corrected Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Collaborative arrangement revenue	$—	928	$928	$—	1,143	$1,143
Total revenue	—	928	928	—	1,143	1,143
Operating expenses
Research and development	23,727	1,019	24,746	16,922	4,073	20,995
General and administrative	17,757	—	17,757	20,677	77	20,754
Total operating expenses	41,484	1,019	42,503	37,599	4,150	41,749
Loss from operations	(41,484)	(91)	(41,575)	(37,599)	(3,007)	(40,606)
Other income (expense), net	2,061	(877)	1,184	109	—	109
Net loss	$(39,423)	(968)	$(40,391)	$(37,490)	(3,007)	$(40,497)
Other comprehensive income (loss)
Foreign currency translation adjustment	(3)	—	(3)	10	—	10
Unrealized gain (loss) on marketable securities	(1)	—	(1)	—	—	—
Comprehensive loss	$(39,427)	(968)	$(40,395)	$(37,480)	(3,007)	$(40,487)

Shares used in calculating net loss per common share — basic and diluted	231,952,888	—	231,952,888	210,806,330	—	210,806,330
Net loss per share of common stock — basic and diluted	$(0.17)	—	$(0.17)	$(0.18)	(0.01)	$(0.19)

	For the Three Months Ended
	September 30, 2023			September 30, 2022
Corrected Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Collaborative arrangement revenue	$—	3,699	$3,699	$—	466	$466
Total revenue	—	3,699	3,699	—	466	466
Operating expenses
Research and development	6,342	706	7,048	15,622	2,315	17,937
General and administrative	9,082	—	9,082	7,497	142	7,639
Total operating expenses	15,424	706	16,130	23,119	2,457	25,576
Loss from operations	(15,424)	2,993	(12,431)	(23,119)	(1,991)	(25,110)
Other income (expense), net	1,262	(548)	714	1,197	—	1,197
Net loss	$(14,162)	2,445	$(11,717)	$(21,922)	(1,991)	$(23,913)
Other comprehensive income (loss)
Foreign currency translation adjustment	5	—	5	20	—	20
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—
Comprehensive loss	$(14,157)	2,445	$(11,712)	$(21,902)	(1,991)	$(23,893)

Shares used in calculating net loss per common share — basic and diluted	256,492,558	—	256,492,558	216,591,011	—	216,591,011
Net loss per share of common stock — basic and diluted	$(0.06)	0.01	$(0.05)	$(0.10)	(0.01)	$(0.11)

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
Corrected Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Collaborative arrangement revenue	$—	4,627	$4,627	$—	1,609	$1,609
Total revenue	—	4,627	4,627	—	1,609	1,609
Operating expenses
Research and development	30,069	1,725	31,794	32,544	6,388	38,932
General and administrative	26,839	—	26,839	28,174	219	28,393
Total operating expenses	56,908	1,725	58,633	60,718	6,607	67,325
Loss from operations	(56,908)	2,902	(54,006)	(60,718)	(4,998)	(65,716)
Other income (expense), net	3,323	(1,425)	1,898	1,306	—	1,306
Net loss	$(53,585)	1,477	$(52,108)	$(59,412)	(4,998)	$(64,410)
Other comprehensive income (loss)
Foreign currency translation adjustment	2	—	2	30	—	30
Unrealized gain (loss) on marketable securities	(1)	—	(1)	—	—	—
Comprehensive loss	$(53,584)	1,477	$(52,107)	$(59,382)	(4,998)	$(64,380)

Shares used in calculating net loss per common share — basic and diluted	240,222,667	—	240,222,667	212,755,746	—	212,755,746
Net loss per share of common stock — basic and diluted	$(0.22)	—	$(0.22)	$(0.28)	(0.02)	$(0.30)

	For the Nine Months Ended September 30, 2022
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Corrected Condensed Consolidated Statements of Stockholders' equity (Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021 (As Reported)	7	$—	54,745	$1	199,502,183	$1,995	$(48)	$225,537	$—	$(131,667)	$95,818
Stock-based compensation expense	—	—	—	—	—	—	—	3,299	—	—	3,299
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	277,323	3	—	177	—	—	180
Issuance of common stock for capital raises, net	—	—	—	—	15,973,420	160	—	49,691	—	—	49,851
Net loss	—	—	—	—	—	—	—	—	—	(18,019)	(18,019)
Balance March 31, 2022 (As Reported)	7	$—	54,745	$1	215,752,926	$2,158	$(48)	$278,704	$—	$(149,686)	$131,129
Stock-based compensation expense	—	—	—	—	—	—	—	2,079	—	—	2,079
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	515,221	5	—	356	—	—	361
Series A convertible preferred stock conversion	(7)	—	—	—	3,115	—	—	—	—	—	—
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(19,471)	(19,471)
Balance June 30, 2022 (As Reported)	—	$—	54,745	$1	216,271,262	$2,163	$(48)	$281,139	$10	$(169,157)	$114,108
Stock-based compensation expense	—	—	—	—	—	—	—	2,495	—	—	2,495
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	538,675	5	—	597	—	—	602
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	(21,922)	(21,922)
Balance September 30, 2022 (As Reported)	—	$—	54,745	$1	216,809,937	$2,168	$(48)	$284,231	$30	$(191,079)	$95,303

	For the Nine Months Ended September 30, 2022
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Condensed Consolidated Statements of Stockholders' equity (Unaudited) Adjustments	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021	—	—	—	—	—	—	—	—	—	$(4,618)	$(4,618)
Net loss	—	—	—	—	—	—	—	—	—	(996)	(996)
Balance March 31, 2022 (Adjustment)	—	—	—	—	—	—	—	—	—	$(5,614)	$(5,614)
Net loss	—	—	—	—	—	—	—	—	—	(2,011)	(2,011)
Balance June 30, 2022 (Adjustment)	—	—	—	—	—	—	—	—	—	$(7,625)	$(7,625)
Net loss	—	—	—	—	—	—	—	—	—	(1,991)	(1,991)
Balance at September 30, 2022 (Adjustment)	—	—	—	—	—	—	—	—	—	$(9,616)	$(9,616)

	For the Nine Months Ended September 30, 2022
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Corrected Condensed Consolidated Statements of Stockholders' equity (Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2021 (As Restated)	7	$—	54,745	$1	199,502,183	$1,995	$(48)	$225,537	$—	$(136,285)	$91,200
Stock-based compensation expense	—	—	—	—	—	—	—	3,299	—	—	3,299
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	277,323	3	—	177	—	—	180
Issuance of common stock for capital raises, net	—	—	—	—	15,973,420	160	—	49,691	—	—	49,851
Net loss	—	—	—	—	—	—	—	—	—	(19,015)	(19,015)
Balance March 31, 2022 (As Restated)	7	$—	54,745	$1	215,752,926	$2,158	$(48)	$278,704	$—	$(155,300)	$125,515
Stock-based compensation expense	—	—	—	—	—	—	—	2,079	—	—	2,079
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	515,221	5	—	356	—	—	361
Series A convertible preferred stock conversion	(7)	—	—	—	3,115	—	—	—	—	—	—
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	—	(21,482)	(21,482)
Balance June 30, 2022 (As Restated)	—	—	54,745	1	216,271,262	2,163	(48)	281,139	10	(176,782)	106,483
Stock-based compensation expense	—	—	—	—	—	—	—	2,495	—	—	2,495
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	538,675	5	—	597	—	—	602
Other Comprehensive income (loss)	—	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	(23,913)	(23,913)
Balance September 30, 2022 (As Restated)	—	$—	54,745	$1	216,809,937	$2,168	$(48)	$284,231	$30	$(200,695)	$85,687

	For the Nine Months Ended September 30, 2023
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Corrected Condensed Consolidated Statements of Stockholders' equity (Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022 (As Reported)	—	$—	54,745	$1	221,721,182	$2,217	$(48)	$294,874	$26	$(213,018)	$84,052
Stock-based compensation expense	—	—	—	—	—	—	—	2,689	—	—	2,689
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	348,555	3	—	(4)	—	—	(1)
Issuance of common stock for capital raises, net	—	—	—	—	4,478,956	45	—	5,514	—	—	5,559
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	(16,498)	(16,498)
Balance March 31, 2023 (As Reported)	—	$—	54,745	$1	226,548,693	$2,265	$(48)	$303,073	$25	$(229,516)	$75,800
Stock-based compensation expense	—	—	—	—	—	—	—	2,632	—	—	2,632
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	59,859	1	—	9	—	—	10
Issuance of common stock for capital raises, net	—	—	—	—	30,000,000	300	—	14,467	—	—	14,767
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	(22,925)	(22,925)
Balance June 30, 2023 (As Reported)	—	$—	54,745	$1	256,608,552	$2,566	$(48)	$320,181	$22	$(252,441)	$70,281
Stock-based compensation expense	—	—	—	—	—	—	—	2,174	—	—	2,174
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	12,935	—	—	97	—	—	97
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(14,162)	(14,162)
Balance September 30, 2023 (As Reported)	—	$—	54,745	$1	256,621,487	$2,566	$(48)	$322,452	$27	$(266,603)	$58,395

	For the Nine Months Ended September 30, 2023
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Condensed Consolidated Statements of Stockholders' equity (Unaudited) Adjustments	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022 (Adjustment)	—	—	—	—	—	—	—	—	—	$(10,071)	$(10,071)
Net loss	—	—	—	—	—	—	—	—	—	(828)	(828)
Balance March 31, 2023 (Adjustment)	—	—	—	—	—	—	—	—	—	$(10,899)	$(10,899)
Net loss	—	—	—	—	—	—	—	—	—	(140)	(140)
Balance June 30, 2023 (Adjustment)	—	—	—	—	—	—	—	—	—	$(11,039)	$(11,039)
Net loss	—	—	—	—	—	—	—	—	—	2,445	2,445
Balance at September 30, 2023 (Adjustment)	—	—	—	—	—	—	—	—	—	$(8,594)	$(8,594)

	For the Nine Months Ended September 30, 2023
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Corrected Condensed Consolidated Statements of Stockholders' equity (Unaudited)	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2022 (As Restated)	—	$—	54,745	$1	221,721,182	$2,217	$(48)	$294,874	$26	$(223,089)	$73,981
Stock-based compensation expense	—	—	—	—	—	—	—	2,689	—	—	2,689
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	348,555	3	—	(4)	—	—	(1)
Issuance of common stock for capital raises, net	—	—	—	—	4,478,956	45	—	5,514	—	—	5,559
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	(17,326)	(17,326)
Balance March 31, 2023 (As Restated)	—	$—	54,745	$1	226,548,693	$2,265	$(48)	$303,073	$25	$(240,415)	$64,901
Stock-based compensation expense	—	—	—	—	—	—	—	2,632	—	—	2,632
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	59,859	1	—	9	—	—	10
Issuance of common stock for capital raises, net	—	—	—	—	30,000,000	300	—	14,467	—	—	14,767
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	(23,065)	(23,065)
Balance June 30, 2023 (As Restated)	—	$—	54,745	$1	256,608,552	$2,566	$(48)	$320,181	$22	$(263,480)	$59,242
Stock-based compensation expense	—	—	—	—	—	—	—	2,174	—	—	2,174
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	12,935	—	—	97	—	—	97
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(11,717)	(11,717)
Balance September 30, 2023 (As Restated)	—	$—	54,745	$1	256,621,487	$2,566	$(48)	$322,452	$27	$(275,197)	$49,801

	Three months ended March 31,
	2023			2022
Corrected Consolidated Statements of Cash Flows (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(16,498)	(828)	$(17,326)	$(18,019)	(996)	$(19,015)
Adjustments to reconcile net loss to net cash used in operating activities:		—	—		—	—
Depreciation and amortization expense	174	—	174	76	—	76
Amortization (accretion) on marketable securities	(143)	—	(143)	—	—	—
Non-cash interest expense	24	—	24	19	—	19
Non-cash lease expense	131	—	131	179	—	179
Non-cash (income) expense from collaborative arrangements, net	—	1,008	1,008	—	996	996
Stock-based compensation expense	2,689	—	2,689	3,299	—	3,299
Other	352	—	352	—	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(60)	—	(60)	(575)	—	(575)
Accounts payable and accrued expenses	(4,784)	(180)	(4,964)	131	—	131
Lease obligations	(125)	—	(125)	(176)	—	(176)
Net cash used in operating activities	(18,240)	—	(18,240)	(15,066)	—	(15,066)
Cash flows from investing activities
Purchases of marketable securities	(3,947)	—	(3,947)	—	—	—
Proceeds from maturities of marketable securities	9,000	—	9,000	—	—	—
Purchases of property and equipment	(1,612)	—	(1,612)	(223)	—	(223)
Net cash provided by (used in) investing activities	3,441	—	3,441	(223)	—	(223)
Cash flows from financing activities
Proceeds from issuance of common stock, net	5,731	—	5,731	50,177	—	50,177
Payment of equity issuance costs	(173)	—	(173)	(75)	—	(75)
Payments of debt issuance costs	(62)	—	(62)	—	—	—
Net cash provided by financing activities	5,496	—	5,496	50,102	—	50,102
Effect of changes in exchange rate on cash and cash equivalents	(1)	—	(1)	—	—	—
Net (decrease) in cash, cash equivalents, and restricted cash	(9,304)	—	(9,304)	34,813	—	34,813
Cash, cash equivalents, and restricted cash at beginning of period	77,563	—	77,563	95,109	—	95,109
Cash, cash equivalents, and restricted cash at end of period	$68,259	—	$68,259	$129,922	—	$129,922
Supplemental disclosure of non-cash investing and financing transactions:
Purchase of property and equipment	$1,119	—	$1,119	$611	—	$611
Equity issuance costs	$—	—	$—	$71	—	$71

	Six months ended June 30,
	2023			2022
Corrected Consolidated Statements of Cash Flows (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(39,423)	(968)	$(40,391)	$(37,490)	(3,007)	$(40,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	348	—	348	166	—	166
Amortization (accretion) on marketable securities	(182)	—	(182)	—	—	—
Non-cash interest expense	54	—	54	38	—	38
Non-cash lease expense	265	—	265	334	—	334
Non-cash (income) expense from collaborative arrangements, net	—	1,392	1,392	—	3,007	3,007
Stock-based compensation expense	5,321	—	5,321	5,378	—	5,378
Impairment of advance for COVAXIN supply	4,074	—	4,074	—	—	—
Loss on disposal of fixed assets related to COVAXIN	363	—	363	—	—	—
Other	439	—	439	—	—	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	572	—	572	132	—	132
Accounts payable and accrued expenses	(8,625)	(424)	(9,049)	2,844	—	2,844
Lease obligations	(252)	—	(252)	(265)	—	(265)
Net cash used in operating activities	(37,046)	—	(37,046)	(28,863)	—	(28,863)
Cash flows from investing activities
Purchases of marketable securities	(3,947)	—	(3,947)	—	—	—
Proceeds from maturities of marketable securities	17,500	—	17,500	—	—	—
Purchases of property and equipment	(4,389)	—	(4,389)	(1,589)	—	(1,589)
Net cash provided by (used in) investing activities	9,164	—	9,164	(1,589)	—	(1,589)
Cash flows from financing activities
Proceeds from issuance of common stock, net	20,690	—	20,690	50,538	—	50,538
Payment of equity issuance costs	(222)	—	(222)	(200)	—	(200)
Proceeds from issuance of debt	500	—	500	—	—	—
Payments of debt issuance costs	(68)	—	(68)	—	—	—
Net cash provided by financing activities	20,900	—	20,900	50,338	—	50,338
Effect of changes in exchange rate on cash and cash equivalents	(3)	—	(3)	10	—	10
Net (decrease) in cash and cash equivalents	(6,985)	—	(6,985)	19,896	—	19,896
Cash, cash equivalents, and restricted cash at beginning of period	77,563	—	77,563	95,109	—	95,109
Cash and cash equivalents at end of period	$70,578	—	$70,578	$115,005	—	$115,005

Corrected Consolidated Statements of Cash Flows (Unaudited) - Continued
Supplemental disclosure of non-cash investing and financing transactions:
Equity issuance costs	$133	—	$133	$69	—	$69
Purchase of property and equipment	$2,637	—	$2,637	$491	—	$491
Right-of-use assets related to operating leases	$—	—	$—	$2,918	—	$2,918

	Nine months ended September 30,
	2023			2022
Corrected Consolidated Statements of Cash Flows (Unaudited)	As previously reported	Adjustment	As Restated	As previously reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(53,585)	1,477	$(52,108)	$(59,412)	(4,998)	$(64,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	525	—	525	307	—	307
Amortization (accretion) on marketable securities	(182)	—	(182)	—	—	—
Non-cash interest expense	87	—	87	58	—	58
Non-cash lease expense	401	—	401	463	—	463
Non-cash (income) expense from collaborative arrangements, net	—	(1,134)	(1,134)	—	4,856	4,856
Stock-based compensation expense	7,495	—	7,495	7,873	—	7,873
Impairment of advance for COVAXIN supply	4,074	—	4,074	—	—	—
Loss on disposal of fixed assets related to COVAXIN	363	—	363	—	—	—
Other	379	—	379	(673)	—	(673)
Changes in assets and liabilities:
Prepaid expenses and other current assets	132	—	132	1,888	—	1,888
Accounts payable and accrued expenses	(10,059)	(343)	(10,402)	6,592	142	6,734
Lease obligations	(382)	—	(382)	(261)	—	(261)
Net cash used in operating activities	(50,752)	—	(50,752)	(43,165)	—	(43,165)
Cash flows from investing activities
Purchases of marketable securities	(3,947)	—	(3,947)	—	—	—
Proceeds from maturities of marketable securities	17,500	—	17,500	—	—	—
Purchases of property and equipment	(7,754)	—	(7,754)	(2,433)	—	(2,433)
Repayment of note receivable	—	—	—	761	—	761
Net cash provided by (used in) investing activities	5,799	—	5,799	(1,672)	—	(1,672)
Cash flows from financing activities
Proceeds from issuance of common stock	20,788	—	20,788	51,141	—	51,141
Payment of equity issuance costs	(355)	—	(355)	(298)	—	(298)
Proceeds from issuance of debt	500	—	500	500	—	500
Payments of debt issuance costs	(68)	—	(68)	(43)	—	(43)
Net cash provided by financing activities	20,865	—	20,865	51,300	—	51,300
Effect of changes in exchange rate on cash and cash equivalents	2	—	2	30	—	30
Net (decrease) in cash and cash equivalents	(24,086)	—	(24,086)	6,493	—	6,493
Cash, cash equivalents, and restricted cash at beginning of period	77,563	—	77,563	95,109	—	95,109
Cash and cash equivalents at end of period	$53,477	—	$53,477	$101,602	—	$101,602

Corrected Consolidated Statements of Cash Flows (Unaudited) - Continued
Supplemental disclosure of non-cash investing and financing transactions:
Equity issuance costs	$—	—	$—	$2	—	$2
Purchase of property and equipment	$1,969	—	$1,969	$1,231	—	$1,231
Right-of-use assets related to operating leases	$—	—	$—	$2,916	—	$2,916
Debt issuance costs	$—	—	$—	$19	—	$19