Form 10-K/A
period 2023-12-31
Ocugen, Inc.
filed 2024-04-29
CIK 1372299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(484) 328-4701

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	OCGN	The Nasdaq Stock Market (The Nasdaq Capital Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of June 30, 2023, the last day of the registrant's most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $137.3 million, based on the closing price of the registrant’s common stock on June 30, 2023.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 22, 2024, the registrant had 257,328,085, shares of common stock, $0.01 par value per share, outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Philadelphia, Pennsylvania	(PCAOB ID 42)

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Ocugen, Inc. (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Annual Report”), is being filed solely to include in the Original Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. Because the Company has determined that it will not file its definitive proxy statement within 120 days following the last day of its last fiscal year, the Company is providing Items 10, 11, 12, 13, and 14 of Part III of Form 10-K in this Amendment No. 1.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Annual Report. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our Chief Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment No. 1. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as otherwise expressly noted herein, this Amendment No. 1 does not amend any other information set forth in the Original Annual Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and our other filings with the SEC. Certain capitalized terms used and not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Annual Report.

i

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 on Form 10-K/A contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts contained in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are based on assumptions and expectations that may not be realized and involve known and unknown risks, uncertainties and other important factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A entitled “Risk Factors” beginning on page 32 of the Original Annual Report, as well as those discussed in our other filings with the SEC, including our Quarterly Reports on Form 10-Q. As a result, you are cautioned not to unduly rely on these forward-looking statements. We do not assume any obligation to update any forward-looking statements.

ii

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Directors

We have three classes of directors serving staggered three-year terms. Our Board of Directors (our “Board”) is presently composed of seven directors. Class I consists of three directors, while Class II and Class III currently consist of two directors each. The terms of our Class I directors will expire at our 2024 annual stockholders meeting.

Set forth below is biographical information as of April 29, 2024, for our current directors. There are no family relationships among our executive officers or directors.

Name	Age	Position(s) Held with Ocugen	Director Since
Class I Directors:
Shankar Musunuri, Ph.D., MBA	60	Chairman and Chief Executive Officer	2019
Ramesh Kumar, Ph.D.	68	Director	2019
Junge Zhang, Ph.D.	57	Director	2019
Class II Directors:
Uday B. Kompella, Ph.D.	57	Director	2019
Marna C. Whittington, Ph.D.	76	Director	2022
Class III Directors:
Kirsten Castillo	51	Director	2020
Prabhavathi Fernandes, Ph.D.	75	Director	2020

Class I Directors

Shankar Musunuri, Ph.D., MBA, has served as Chairman of the Board and as our Chief Executive Officer since going public in September 2019. Dr. Musunuri has served as the Co-Founder and Chairman of Ocugen since its founding in 2013 and has additionally served as Chief Executive Officer since May 2015. Dr. Musunuri is a seasoned industry veteran with about 30+ years of results-driven experience encompassing research and development, operations, and business management including commercial operations in biotechnology as well as pharmaceutical companies. After a long tenure at Pfizer, he founded Nuron Biotech, Inc., which he grew to a commercial company in less than three years, serving as President, CEO and Board member. Dr. Musunuri spent nearly fifteen years at Pfizer, where he held various positions of increasing leadership and responsibility. Dr. Musunuri obtained his PhD in Pharmaceutical Sciences from the University of Connecticut and an MBA from Duke University’s Fuqua School of Business. He is a recipient of the Distinguished Alumnus Award from the University of Connecticut’s School of Pharmacy and serves on the Board of Advisors at Duke University’s Duke Innovation and Entrepreneurship.

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

Class II Directors

Uday B. Kompella, Ph.D., has served as a member of our Board since September 2019. Dr. Kompella has served as a Professor of Pharmaceutical Sciences, Ophthalmology, and Bioengineering at University of Colorado-Anschutz Medical Campus since March 2008. He is a Fellow of the American Association of Pharmaceutical Scientists (AAPS) and the Association for Research in Vision and Ophthalmology (ARVO) and serves as the Editor-in-Chief for the journal Expert Opinion on Drug Delivery. Also, he is an editor for the journals, Pharmaceutical Research and the Journal of Ocular Pharmacology and Therapeutics. Dr. Kompella obtained his undergraduate degree from the Birla Institute of Technology and Science, a master’s degree in Pharmaceutical Engineering from Jadavpur University and a Ph.D. in Pharmaceutical Sciences from the University of Southern California. Our Board believes Dr. Kompella’s deep experience with our business and his academic experience in pharmaceutical sciences and ophthalmology provides him with the qualifications and skills to serve on our Board.

Marna C. Whittington, Ph.D., has served as a member of our Board since March 2022. Dr. Whittington has served as CEO of Allianz Global Investors Capital from 2001 until her retirement in January 2012 and as COO of Allianz Global Investors, the parent company of Allianz Global Investors Capital from 2002 to 2011, and as Managing Director and COO of Morgan Stanley Investment Management from 1996 to 2001. Dr. Whittington previously served as Executive Vice President and Chief Financial Officer (CFO) of the University of Pennsylvania, as well as the Secretary of Finance for the State of Delaware. She is currently a director of Phillips 66 and Oaktree Capital Group, LLC, and served on the Board of Macy's Inc. from 1993 until May 2022. Dr. Whittington holds a Master and Ph.D. in Quantitative Methods from the University of Pittsburgh and a Bachelor of Arts in Mathematics from the University of Delaware. Our Board believes Dr. Whittington's extensive leadership and public company experience provides her with the qualifications and skills to serve on our Board.

Class III Directors

Kirsten Castillo has served as a member of our Board since April 2020. Ms. Castillo has over 20 years of supply chain and logistics experience, having held multiple supply chain leadership roles at a spin-off company of 3M, where she led multiple major acquisitions and integrations for the company. During her tenure at Logistics Planning Services, a privately held transportation and logistics services company, where she served as CEO, the company achieved aggressive growth plans which ultimately resulted in the sale of the business to GlobalTranz. She stayed on through the transition as Chief Operating Officer and was responsible for all company operations including regional branches in North America and Mexico, delivering $1.6 billion in revenue before stepping down to pursue new opportunities. Ms. Castillo is committed to the advancement of women and has been named the Vice President of Engagement for AWESOME (Advancing Women’s Excellence in Supply Chain, Operations, Management and Education). She received her BS from the University of Minnesota and her Global Executive MBA from Duke Fuqua School of Business. Our Board believes Ms. Castillo’s expertise in business operations and logistics and her leadership experience provides her with the qualifications and skills to serve on our Board.

Prabhavathi Fernandes, Ph.D., has served as a member of our Board since April 2020 and has more than 35 years of pharmaceutical discovery, development and management experience in large and small pharmaceutical companies. Dr. Fernandes has held executive leadership positions at Bristol-Myers Squibb Pharmaceutical Research Institute, Abbott Laboratories and The Squibb Institute for Medical Research. After leaving BMS, she founded and led four biotechnology and CRO companies as President, Chief Executive Officer and Director of each of these companies. Prior to her retirement in December 2016, she led Cempra, Inc. for 12 years as its founder, CEO and chief scientist. Dr. Fernandes currently serves as the Chairperson of both the National Biodefense Science Board (NBSB) and the Scientific Advisory Committee of the Global Antibiotic Research and Development Partnership, a Drugs for Neglected Diseases initiative/World Health Organization (DNDi /WHO) initiative. She received her Ph.D. in Microbiology from Thomas Jefferson University. Our Board believes Dr. Fernandes’ extensive experience in the pharmaceutical and biotechnology space provides her with the qualifications and skills to serve on our Board.

Board Diversity

Our Corporate Governance Guidelines provide that diversity of background and experience should be considered in determining director candidates as well as other factors such as a candidate’s character, judgment, skills, education, expertise and absence of conflicts of interest. However, we do not have a formal policy concerning the diversity of the board of directors. Our priority in selection of board members is identification of members who will further the interests of our stockholders through their established records of professional accomplishment, their ability to contribute positively to the collaborative culture among board members, and their knowledge of our business and understanding of the competitive landscape in which we operate and adherence to high ethical standards. Although the nominating and corporate governance committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the board of directors, the nominating and corporate governance committee and the full board of directors are committed to creating a board of directors that promotes our strategic objectives and fulfills its responsibilities to our stockholders, and considers diversity of gender, race, national origin, education, professional experience, and differences in viewpoints and skills when evaluating proposed director candidates.

We are proud that 100% of our Board meets the Nasdaq requirement for diversity. Per Nasdaq Rule 5605(f), companies are, “required to have at least two diverse board members or to explain the company’s reasons for not meeting this diversity objective. In the U.S., this means one diverse director must self-identify as female, and the other director must self-identify as either a racial or ethnic minority or a member of the LGBTQ+ community.” Presently, the Board consists of an optimal mix of skills, expertise, and diversity capable of effectively overseeing the execution of our business and meeting our evolving needs, with diversity reflecting gender, age, race, ethnicity, background, professional experience, and perspectives.

The information in the matrix below is based solely on information provided by our directors about their gender and demographic self-identification.

Board Diversity Matrix (As of April 29, 2024)
Total Number of Directors	7*
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	3	4*
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian	1	4*
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	2
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

*Includes Dr. Kumar who is not seeking reelection at our 2024 annual meeting of stockholders.

Executive Officers

The following table sets forth the name, position and age of each of our executive officers as of the date of this report:

Name	Position	Age
Shankar Musunuri, Ph.D., MBA	Chief Executive Officer	60
Arun Upadhyay, Ph.D.	Chief Scientific Officer, Head of Research & Development	42
Huma Qamar, M.D., MPH, CMI	Chief Medical Officer	40
Michael Breininger, CPA, MBA, LSSBB	Controller, Chief Accounting Officer	41

Shankar Musunuri, Ph.D., MBA – For biographical information for Dr. Musunuri, see “Directors” above.

Arun Upadhyay, Ph.D.— has served as our Chief Scientific Officer (CSO) since September 2022 and became an executive officer effective January 1, 2023. Prior to that, Dr. Upadhyay held roles of increasing responsibility since joining us as a Senior/Principal Scientist in February 2017, including serving as our Senior Vice President and Head of Research & Development from December 2021 to September 2022, serving as our Vice President and Head of Research & Development from December 2020 to December 2021, and serving as our Senior Director, Head of Discovery from December 2018 to December 2020. Dr. Upadhyay has over 20 years of experience across the biotechnology industry, academia, and government institutions, focused on discovery research, innovation, and product development. He successfully led multidisciplinary R&D functions including discovery, preclinical and clinical development of mAbs, bispecific, vaccines, and cell and gene therapy-based products. He led cutting-edge molecular and cell biology research contributing to the development of new therapeutics for infectious, ophthalmic, and degenerative diseases. He managed the team responsible for process and analytical development, formulation design for biologics and gene therapy-based products, tech-transfer, scale-up, manufacturing of drug product, and supply logistics to clinical sites. He has worked extensively in drug development consisting of lead identification and target validation—ranging from small molecules to biologics and advanced cell and gene therapy modalities. Prior to joining Ocugen, Dr. Upadhyay led ophthalmic drug development and delivery research at the University of Colorado Denver in the Department of Pharmaceutical Sciences. There he was instrumental in designing therapeutics for ophthalmic diseases; engineering biopolymers scaffold; and developing novel approaches, such as design of cell and tissues specific targeting peptides and nanosystems, for sustained and targeted drug delivery systems for peptide, proteins, RNA, and DNA to cells and tissues. Dr. Upadhyay led engineering of polymeric micro and nano carriers’ systems and adjuvant approaches to encapsulate vaccine antigens to enhance immunogenicity and protective immunity. Dr. Upadhyay received his PhD in Biotechnology from the National Institute of Immunology and an MSc in Biotechnology from Jawaharlal Nehru University, New Delhi, India. He was awarded the American Association of Pharmaceutical Scientists’ “Innovation in Nanotechnology Award” for developing novel ocular drug delivery systems. Dr. Upadhyay has authored more than 40 scientific publications and holds more than 15 patents.

Huma Qamar, M.D., MPH, CMI— has served as our Chief Medical Officer (CMO) since March 2024 and became an executive officer effective March 18, 2024. Dr. Qamar has worked in the clinical research field for some of the most renowned Ivy League institutions such as Yale University, Harvard University, and the University of Pennsylvania. She has robust experience in developing Phase I-IV clinical protocols and execution of clinical studies, FDA inspections, billing and compliance audits, and medical affairs team management. She has expertise in multiple therapeutic area, including gene and cell therapy, vaccines, oncology (Heme-Onc, CAR-T, rare tumors, sarcoma, melanoma, women’s health, GU & GI, fetal oncology), rheumatology, dermatology, neurology, cariology, hepatology, and infectious diseases. She was instrumental overseeing Vaccine and Phase 1/2 of Retinitis Pigmentosa trials as VP, Head of Clinical Development & Clinical Operations for Ocugen. Dr. Qamar has recently served as the Chief Scientific Officer & Head of R&D Program at Medicus Pharma LTD.

Michael Breininger, CPA, MBA, LSSBB— has served as our Controller since August 2023 and our Chief Accounting Officer (CAO) since September 2023. Mr. Breininger is currently serving in his role pursuant to a twelve-month agreement between the Company and CFGI. Mr. Breininger is a Managing Director with CFGI, the nation’s largest non-audit accounting advisory firm, where he assists clients across various industries with matters such as, but not limited to, SEC compliance, SOX compliance, internal controls, audit preparation, technical accounting, financial reporting, project management, and many other matters. Prior to joining CFGI, Mr. Breininger was with PricewaterhouseCoopers, LLP, where he managed audit and assurance services for large, global companies. Mr. Breininger is a Certified Public Accountant within Pennsylvania as well as a Lean Six Sigma Black Belt. Michael holds a Bachelor of Science in Accounting from West Chester University and a Master of Business Administration, Finance from Saint Joseph’s University. He is a member of the American Institute of Certified Public Accountants (AICPA) and the Pennsylvania Institute of Certified Public Accountants (PICPA).

Corporate Governance and Risk Management

We are committed to good corporate governance and integrity in our business dealings. Our governance practices are documented in our Restated Certificate of Incorporation (the “Charter”), our Amended and Restated Bylaws (“Bylaws”), our Code of Business Conduct and Ethics (the “Code of Conduct”), our Corporate Governance Guidelines and the charters of the committees of the Board (the “Committees”). Aspects of our governance documents are summarized below. You can find the charter for each Committee of the Board and our Code of Conduct on our website www.Ocugen.com under “Investors.”

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

Independence of the Board of Directors

Under Nasdaq's listing standards, a majority of the members of a listed company's Board of Directors must qualify as "independent," as affirmatively determined by the Board of Directors. Our Board consults with our counsel to ensure that the Board's determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Our Board has determined that all our directors, except for Dr. Musunuri, are "independent" directors, as defined under the rules of Nasdaq. In making such determination, our Board considered the relationships that each such non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining his or her independence, including the beneficial ownership of our common stock by each non-employee director. Our independent directors generally meet in an executive session at each regularly scheduled Board meeting.

Board Leadership Structure

As presently constituted, the Board represents a deliberate mix of members who have a deep understanding of our business, as well as members who have different skill sets and points of view. The listing requirements of Nasdaq require each listed company to have, or explain why it does not have, two diverse directors on the board, including at least one diverse director who self-identifies as female and at least one diverse director who self-identifies as an underrepresented minority or LGBTQ+. Our current Board composition is in compliance with this requirement. The matrix below provides certain highlights of the composition of our Board based on self-identification. Each of the categories listed in the matrix below has the meaning as it is used in Nasdaq Listing Rule 5605(f).

Also, in response to investor feedback, we recently created a new Lead Independent Director (LID) role with robust duties, such as presiding over the executive sessions of the Board, has the authority to call meetings of the independent directors and serve as the principal liaison between the Chairman and the independent directors, among other duties, to ensure the Board’s independent oversight of management. The Board appointed Prabha Fernandes, Ph.D. as LID. She has an in-depth understanding of our industry, including the long-term risks and opportunities, the competitive landscape, and the ever-evolving regulatory framework. The Board believes that Dr. Fernandes is best positioned to be the LID through the strategic challenges facing the Company.

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

The Committee memberships and the primary responsibilities of each of the Committees are as follows:

Director	Board	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee	Science & Technology Committee
Shankar Musunuri, Ph.D., MBA	C
Ramesh Kumar, Ph.D.	M
Junge Zhang, Ph.D.	M			M
Uday B. Kompella, Ph.D.	M			M	C
Marna C. Whittington, Ph.D.	M	C	M
Kirsten Castillo	M	M	M	C	M
Prabhavathi Fernandes, Ph.D.	LID	M	C		M

M = Member / C = Chair / LID = Lead Independent Director

Audit Committee

The Audit Committee assists the Board by providing oversight of our financial management, independent auditor and accounting and financial reporting processes, as well as such other matters as directed by the Board or the Audit Committee Charter.

Among other things, the Audit Committee’s responsibilities include:

•	having sole discretion and direct responsibility for appointing, evaluating, retaining, compensating, overseeing, evaluating, and, when necessary, terminating our engagement with our independent registered public accounting firm;

•	discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures and preapproving all audit services;

•	establishing and overseeing compliance with our procedures governing treatment of complaints concerning our accounting, internal accounting controls, or auditing matters, and submissions of confidential, anonymous, employee concerns regarding accounting or auditing matters;

•	reviewing our Code of Conduct, including assessing the adequacy of code of conduct and recommending any proposed changes to the Board, and our compliance with applicable legal requirements, as well as any litigation or material government investigations, and making corresponding reports to the Board;

•	overseeing our risk assessment and risk management processes and the guidelines and procedures to implement such processes;

•	reviewing our enterprise risk management framework and major risk exposures, including our cybersecurity risks;

•	reviewing and ratifying all related person transactions, based on the standards set forth in our Related Person Transaction Policy; and

•	preparing the Audit Committee report required to be included in our annual proxy statement.

The members of our Audit Committee are Dr. Whittington (Chair), Ms. Castillo, and Dr. Fernandes. All members of our Audit Committee are deemed “independent” and financially literate under the applicable rules and regulations of the SEC and Nasdaq. Dr. Whittington also qualifies as an “audit committee financial expert” within the meaning of SEC regulations. Dr. Kumar came off the committee when he became Chief Accounting Officer in August 2023.

Compensation Committee

The Compensation Committee reviews the performance and development of our management in achieving corporate goals and objectives and assures that our executive officers (including our CEO) are compensated effectively in a manner consistent with our strategy, competitive practice and stockholder interests, as well as such other matters as directed by the Board or the Compensation Committee Charter. Among other things, the Compensation Committee’s responsibilities include:

•	reviewing and recommending to the Board the terms of any binding offer letters, employment agreements, termination agreements or arrangements, change-in-control agreements, indemnification agreements and other material agreements that we execute with the CEO, as well as reviewing and approving the terms of any such letters, arrangements, or agreements that we execute with any executive officer;

•	overseeing the evaluation of our executive officers and preparing assessments of their performance, to be discussed periodically with the Board;

•	annually reviewing and making recommendations to the Board for approval of our CEO’s compensation level and annually reviewing and approving other executive officers’ compensation level (including salary, bonus, incentive compensation, severance arrangements, change-in-control benefits and other forms of executive officer compensation);

•	reviewing and making recommendations to the Board regarding director compensation, including all forms of paid cash compensation and all forms of equity compensation granted to members of the Board;

•	reviewing and making recommendations to the Board regarding incentive compensation and equity-based plans, as well as approving employee benefit plans pursuant to which options or stock may be acquired by officers, directors, employees or consultants;

•	administering, or where appropriate, overseeing the administration of, executive and equity compensation plans and such other compensation and benefit plans that are adopted by us from time to time;

•	administering our Compensation Recovery Policy; and

•	determining stock ownership guidelines for our CEO and other executive officers and monitoring compliance with such guidelines, if deemed advisable by our Board or the Compensation Committee.

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

Frederic W. Cook & Co., Inc. (FW Cook) continues to provide executive compensation consulting services. FW Cook presented a summary executive compensation report to the Compensation Committee, which included data about the compensation paid by the companies included in our peer group and other employers who compete with us for executives. Additionally, FW Cook has updated the Compensation Committee on new developments in areas that fall within the Compensation Committee's jurisdiction and is available to advise the Compensation Committee regarding its responsibilities. FW Cook serves solely at the discretion of the Compensation Committee and their fees are approved by the Compensation Committee.

The members of our Compensation Committee are Dr. Fernandes (Chair), Ms. Castillo, and Dr. Whittington. Our Board has determined that all Compensation Committee members are independent under Nasdaq's listing standards, and that they are "non-employee directors" for purposes of Rule 16b-3 under the Securities and Exchange Act of 1934, as amended (the Exchange Act).

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

The members of our Nominating and Corporate Governance Committee are Dr. Zhang, Ms. Castillo (Chair), and Dr. Kompella. The Board has determined that all Nominating and Corporate Governance Committee members are independent under the listing standards of Nasdaq.

Science and Technology Committee

The Science and Technology Committee's focus is to identify and assess business development opportunities that diversify and strengthen our product candidate portfolio. The Science and Technology Committee's scientific expertise will actively provide direction to us in efforts to continue to expand on our mission of offering innovative solutions for unmet needs within healthcare. Among other things, our Science and Technology Committee's responsibilities include:

•	identifying, reviewing, and recommending to our Board opportunities to grow and diversify our product portfolio;

•	assessing our current programs within preclinical and clinical stages in an effort to recommend strategic opportunities or changes to our portfolio to the Board;

•	periodically providing updates to the Board regarding market trends, competitive analysis, and scientific innovation that are of relevance to us; and

•	participating in due diligence efforts and offering a scientific perspective in the assessment of business development opportunities.

The members of our Science and Technology Committee are Dr. Kompella (Chair), Dr. Fernandes, and Ms. Castillo. Our Board has determined that all Science and Technology Committee members are independent as set forth in Nasdaq’s listing standards.

Compensation Committee Interlocks and Insider Participation

During 2023, Dr. Fernandes, Ms. Castillo, and Dr. Whittington served as members of our Compensation Committee. During 2023 and as of the date of this report, none of the members of the Compensation Committee was or is one of our officers or employees, and none of our executive officers has served or serves on the compensation committee or board of any company that employed or employs any member of our Compensation Committee or Board.

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

Board and Stockholder Meeting Attendance

During 2023, the Board of Ocugen met thirteen times; its Audit Committee met eight times; its Compensation Committee met six times; and its Nominating and Corporate Governance Committee met four times. The Science and Technology Committee met five times.

Each board member of Ocugen attended 75% or more of the aggregate number of meetings of the Board and of the Committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member.

Directors are encouraged, but not required, to attend our annual stockholder meetings. All of the directors attended the 2023 Annual Meeting of Shareholders.

Code of Conduct

We have a written Code of Conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property, compliance with legal and regulatory requirements and internal reporting procedures for violations of the code. The Code of Conduct is available on our website at https://ir.ocugen.com/corporate-governance and any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website or in a Current Report on Form 8-K which we will file with the SEC.

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

Item 11.	Executive Compensation.

Non-Employee Director Compensation

We have designed and implemented our compensation program for our non-employee directors to attract, motivate, and retain individuals who are committed to our values and goals and who have the expertise and experience that we need to achieve those goals. Our Compensation Committee periodically reviews our compensation program for non-employee directors, including how our non-employee director compensation compares to our peer group and market trends.

Under our compensation program for our non-employee directors as in effect for 2023, each non-employee member of our Board was entitled to the following compensation:

•	Initial Equity Grant. Initial grant of stock options to purchase shares of common stock with a grant date fair value of $285,000, vesting monthly over three years, subject to continued service on the Board.

•	Annual Equity Grant. An annual grant of stock options with a grant date fair value of $285,000, granted on the date of our Annual Meeting, and will vest at the earlier of the one-year anniversary of the grant date or the next Annual Meeting of Shareholders, subject to continued service on the Board.

•	Cash Retainers. Cash retainers (to be paid in four quarterly installments) as described below:

2022 and 2023 Compensation Category	Amount
Annual Base Cash Retainer	$40,000
Annual Additional Lead Independent Director Cash Retainer	$20,000
Additional Committee Chair Compensation:
Audit Committee	$20,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000
Science and Technology Committee	$15,000
Additional Committee Membership Compensation:
Audit Committee	$10,000
Compensation Committee	$7,500
Nominating and Corporate Governance Committee	$5,000
Science and Technology Committee	$7,500

In December 2023, based on the recommendation of our Compensation Committee, our Board amended the non-employee director compensation program for fiscal year 2024 to(1) provide an additional cash retainer of $20,000 for the Lead Independent Director, and (2) decrease the grant date fair value of annual equity grants from $285,000 to $170,000.

Director Compensation

Director Compensation Table

The following table presents the total compensation for each of our non-employee directors who served as a member of our board of directors during the fiscal year ended December 31, 2023. Dr. Musunuri did not receive any additional compensation for his service as a Chairman of our Board. Dr. Musunuri’s compensation as an employee is described under “Executive Compensation” below.

Name	Fee Earned or Paid in Cash	Stock Option Awards (1)	All Other Compensation	Total
Uday B. Kompella, Ph.D.	$60,000	$42,125	—	$102,125
Ramesh Kumar, Ph.D. (2)	$52,609	$42,125	$49,279	$144,013
Marna C. Whittington, Ph.D.	$61,196	$42,125	—	$103,321
Junge Zhang, Ph.D.	$45,000	$42,125	—	$87,125
Kirsten Castillo	$68,696	$42,125	—	$110,821
Prabhavathi Fernandes, Ph.D., FIDSA	$82,500	$42,125	—	$124,625

(1)            Amounts represent the grant date fair value of stock option awards granted during 2023, computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718, Compensation—Stock Compensation (ASC 718). For a discussion of the assumptions we employ in determining the fair value of stock option awards, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report. The aggregate number of stock options outstanding on December 31, 2023 was 408,631 for Dr. Kompella, 399,131 for Dr. Kumar, 358,679 for Dr. Whittington, 360,631 for Dr. Zhang, 406,631 for Ms. Castillo, and 415,131 for Dr. Fernandes.

(2)            On March 20, 2024, Dr. Kumar notified us that he will not stand for re-election upon expiration of his current term. Amounts reported as ‘All Other Compensation’ above represent compensation for services as our Interim Chief Accounting Officer from August 17, 2023 to September 15, 2023.

Director Stock Ownership Guidelines. To further align the interests of our directors and executive officers and our shareholders, the Board adopted stock ownership guidelines in March 2022. In the case of our non-employee directors, the guidelines require that each director owns shares of our common stock that have an aggregate fair market value equal to or greater than five times the annual base cash retainer. Individuals have five years after first becoming subject to the guidelines to attain the requisite level of stock ownership.

Executive Compensation

The following table shows for the years ended December 31, 2023, and 2022 the compensation awarded to, paid to, or earned by our 2023 NEOs, who include our Chief Executive Officer, our two other most highly compensated executive officers who were serving as of December 31, 2023, and up to two additional individuals for whom disclosure would have been provided but for the fact that such individual was no longer serving as an executive officer as of December 31, 2023.

Name and Principal Position	Year (1)	Salary ($)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total Compensation ($)
Shankar Musunuri, Ph.D., MBA	2023	757,900	102,544	1,844,263	1,826,722	3,802	4,535,231
Chief Executive Officer	2022	715,000	474,260	1,635,669	4,825,681	12,200	7,662,810
Arun Upadhyay, Ph.D.	2023	466,200	126,398	394,905	391,115	5,458	1,384,076
Chief Scientific Officer
Michael Breininger, CPA, MBA, LSSBB (6)	2023		-	-	-	226,935	226,935
Corporate Controller, Interim Chief Accounting Officer (6)
Quan Vu (7)	2023	250,575	45,000	170,491	168,848	155,199	790,113
Former Chief Financial Officer and Chief Business Officer
Jessica Crespo, CPA (8)	2023	88,705			305,913	317,682	712,300
Former Chief Accounting Officer and principal accounting officer	2022	358,854	146,025	167,937	500,126	12,200	1,185,142

(1)            Dr. Upadhyay, Mr. Breininger, and Mr. Vu were not NEOs for 2022, and accordingly compensation information is only disclosed for 2023.

(2)            Amounts reflected in this column represent cash bonuses based on annual performance earned in the applicable year and paid in the following year, except that amounts reported for Mr. Vu reflect a $45,000 relocation bonus paid pursuant to his employment agreement.

(3)            Amounts reflected in this column represent the aggregate grant date fair value of Restricted Stock Units (“RSU”) granted during the applicable fiscal year, determined by the market price of our common stock on the grant date in accordance with ASC 718. For a discussion of the assumptions which we employ in determining the grant date fair value of RSUs, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report.

(4)            Except as otherwise noted below, amounts reflected in this column represent the aggregate grant date fair value of stock option awards granted during the applicable fiscal year, computed in accordance with ASC 718. For a discussion of the assumptions which we employ in determining the grant date fair value of stock option awards, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report.

(5)            Except as otherwise indicated, amounts reflected in this column are matching contributions made under our 401(k)-retirement plan and amounts related to group term life insurance premiums for the respective fiscal year. With respect to Mr. Vu, amounts in this column also include (i) $141,667 in severance payments made in 2023 pursuant to a release agreement; and (ii) payment of COBRA premiums in the amount of $11,226.

(6)            Michael Breininger joined us as our Corporate Controller in August 2023, and, effective September 15, 2023, serves as our Chief Accounting Officer pursuant to a consulting agreement with CFGI (as discussed below within Consulting Agreements). The amounts reported in the “All Other Compensation” column for Mr. Breininger represent the annualized compensation of $630,000 paid to CFGI for Mr. Breininger’s services, pro-rated based on the duration of 2023 in which he served in this role.

(7)            Quan Vu joined us as our Chief Business Officer on February 1, 2023. Effective August 14, 2023, Quan Vu ceased serving as the Chief Financial Officer/Chief Business Officer, and as principal financial officer and principal accounting officer, of Ocugen, Inc. Mr. Vu’s annual base salary of $425,000 was pro-rated based on the duration of his employment, and the separation from employment was treated as a severance qualifying event under Mr. Vu’s employment agreement.

(8)            Jessica Crespo resigned from the Company on March 10, 2023. The amounts reported in the “base salary” column for Ms. Crespo represent her base salary received in 2023 prior to the termination of her employment. The amounts reported in the “All Other Compensation” column for Ms. Crespo represent $308,750 in severance payments made in 2023 pursuant to a separation agreement and general release, and $8,932 of matching contributions made under our 401(k)-retirement plan.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

The compensation paid to Ocugen’s named executive officers during the year ended December 31, 2023, consisted of the following components:

•	Base salaries;

•	Annual cash incentives; and

•	Long-term equity incentives.

Direct compensation for our NEOs who are employees primarily consists of three principal components: base salary, annual cash incentive opportunities, and equity based LTI awards.

Base Salary

Base salary represents the fixed portion of an executive officer's compensation and is intended to provide compensation for day-to-day performance. The Compensation Committee believes that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. Base salaries are reviewed annually, typically in connection with the annual performance review process, and adjusted from time to time to take into account market levels, individual responsibilities, performance, and experience.

In December 2022, based on our Compensation Committee’s review and recommendation, our Board decided to increase Dr. Musunuri’s base salary for fiscal year 2023 from $715,000 to $757,900. For the 2023 fiscal year, the annual base salary for Dr. Upadhyay, Mr. Vu, and Ms. Crespo was equal to $466,200, $425,000, and $390,000, respectively.

Annual Cash Incentive

The Compensation Committee believes that performance-based cash incentive bonuses play an important role in providing incentives to executives to achieve annual corporate goals. For fiscal year 2023, the Compensation Committee approved target annual incentive bonuses and developed a framework for determining the payout percentage.

Each NEO who is an employee has a target annual cash incentive amount, which is expressed as a percentage of his/her salary. This target is set forth in each such NEO's employment agreement and is evaluated by our Compensation Committee annually based upon a review of the peer group and industry data provided by FW Cook, as well as other items used in the process for determining executive officer compensation, as described above. From time to time, our Board or Compensation Committee may approve other discretionary or formulaic annual bonuses for the NEOs based on corporate performance (for CEO) and corporate well as individual performance for other NEOs, as otherwise determined to be appropriate. The corporate performance metrics for 2023 included advancing product pipeline & clinical development, focused business development, operational & manufacturing excellence, and financial execution, corporate responsibility & talent management. Even though gene therapies progressed well as planned in the clinic, the Compensation Committee considered overall business factors including cash runway and market conditions, and recommended fraction of target bonus as corporate performance. Based on this corporate performance recommendation, our Board approved $102,544 as bonus for the CEO, Dr. Musunuri. Compensation committee approved $126,398 bonus for Dr. Upadhyay, NEO and this bonus includes corporate as well as individual performance metrics. Long

Term Incentive Compensation

We believe that equity grants provide the NEOs with a strong link to long-term performance and retention incentives, create an ownership culture, and help to align the interests of executive officers and shareholders. Our general practice has been to grant stock option awards to each executive officer at the start of employment and on an annual basis for performance and retention purposes. Stock options or other equity-based awards may also be granted for accomplishments of specific milestones. The size and value of annual equity awards are based on considerations included in the process for determining executive compensation, and for 2023, were based in part on the recommendations of FW Cook.

In December 2022, the Compensation Committee approved a new LTI mix beginning in 2023, which changed from 25% time-based RSUs and 75% time-based stock options to 50% time-based RSUs and 50% time-based stock options.

Executive Employment Arrangements

We generally enter into executive employment agreements with each of our executive officers, including our NEOs who are employees, which sets forth the basic terms and conditions of their employment. The executive employment agreements also contain provisions that provide for certain payments and benefits in the event of a termination of employment, including an involuntary termination of employment within 3 months prior to or 12 months following a change in control. Our philosophy in providing these severance payments and benefits is that outside of a change in control, severance protections are only appropriate in the event of an involuntary termination and only provided upon the executive officer’s execution of an effective release of claims.

In addition, we believe that the occurrence or potential occurrence of a change in control will create uncertainty regarding the continued employment of our executive officers, and that additional severance protections during a change in control protection period are appropriate to encourage executive officers to remain employed and focused on the business in those circumstances, rather than to encourage executive officers to focus on the potential implications of a termination of employment for them personally. The severance benefits are an essential element of the overall executive compensation package and assist us in recruiting and retaining talented individuals and aligning the NEO's interests with the best interests of the shareholders. Each NEO is also subject to a Non-Disclosure and Business Ideas Agreement.

Shankar Musunuri, Ph.D., MBA. On January 1, 2020, we entered into an amended and restated executive employment agreement with Dr. Musunuri, with respect to his employment as CEO and Chairman of our Board, which was further amended on April 27, 2022 (as amended, the Musunuri Agreement).

The Musunuri Agreement provides for an annual base salary in an amount determined by the Compensation Committee, which is to be reviewed and may be adjusted annually. Dr. Musunuri's annual base salary was increased from $541,300 to $715,000 for the 2022 fiscal year and further increased to $757,900 for the 2023 fiscal year. Dr. Musunuri is eligible to participate in our benefit plans, programs, and arrangements that may exist from time to time on the same terms that apply generally to other similarly situated employees. The Musunuri Agreement initially provided for an annual bonus target amount of 50% of his base salary, which was then increased to 66% of his base salary for the 2022 fiscal year, and remains at 66% for the 2023 fiscal year, with such bonus based upon performance criteria set by the Compensation Committee.

In the event that Dr. Musunuri’s employment is terminated by us without “cause” (as defined in the Musunuri Agreement) or by Dr. Musunuri for “good reason” (as defined in the Musunuri Agreement), subject to Dr. Musunuri’s execution and non-revocation of a release of claims in favor of Ocugen and its affiliates, Dr. Musunuri is eligible to receive (i) base salary continuation for 2 years following his termination date, and (ii) if he elects COBRA continuation coverage, payment of his COBRA premiums for applicable health or dental insurance coverage until the earliest of 2 years following his termination date, the expiration of his COBRA eligibility, or the date that he becomes eligible for health insurance coverage under another employer’s or spouse’s employer health plan. In addition, in the event that Dr. Musunuri’s employment is terminated by us without cause or by Dr. Musunuri for good reason within 3 months prior to or 12 months after a “change of control” (as defined in the Musunuri Agreement), subject to Dr. Musunuri’s execution and non-revocation of a release or claims in favor of Ocugen and its affiliates, Dr. Musunuri is also eligible to receive (i) an additional payment equal to 200% of his then-current target annual bonus, payable in lump sum and (ii) full acceleration of all unvested restricted stock, stock options and other equity incentive awards held by Dr. Musunuri.

Arun Upadhyay, Ph.D. Effective December 16, 2021, we entered into an executive employment agreement with Dr. Upadhyay with respect to her employment as Chief Scientific Officer, which was further amended on August 16, 2022 (as amended, the Upadhyay Agreement).

For the 2023 fiscal year, Dr. Upadhyay’s annual base salary was $460,200. Dr. Upadhyay is eligible to participate in our benefit plans, programs, and arrangements that may exist from time to time on the same terms that apply generally to other similarly situated employees. The Upadhyay Agreement provides for an annual bonus target amount of 45% of his base salary, with such bonus based upon performance criteria set by the Compensation Committee and the CEO.

In the event that Dr. Upadhyay’s employment is terminated by us without “cause” (as defined in the Upadhyay Agreement) or by Dr. Upadhyay for “good reason” (as defined in the Upadhyay Agreement), subject to Dr. Upadhyay’s execution and non-revocation of a release of claims in favor of Ocugen and its affiliates, Dr. Upadhyay would be eligible to receive (i) base salary continuation for 12 months following his termination date, and (ii) if he elects COBRA continuation coverage, payment of his COBRA premiums for applicable health or dental insurance coverage until the earliest of 12 months following his termination or the date that he becomes eligible for health insurance coverage under another employer’s or spouse’s employer health plan. In addition, in the event that Dr. Upadhyay’s employment was terminated by us without cause or by Dr. Upadhyay for good reason within three months prior to or 12 months after a “change in control” (as defined in the Upadhyay Agreement), subject to Dr. Upadhyay’s execution and non-revocation of a release or claims in favor of Ocugen and its affiliates, Dr. Upadhyay is also eligible to receive (i) an additional payment equal to 75% of his then current target annual bonus, payable in lump sum and (ii) full acceleration of all unvested restricted stock, stock options, and other equity incentive awards held by Dr. Upadhyay.

Quan Vu Effective January 13, 2023, we entered into an executive employment agreement with Mr. Vu with respect to his employment as Chief Business Officer and Chief Financial Officer (the Vu Agreement). Mr. Vu resigned from his role as our Chief Business Officer and Chief Financial Officer, effective August 14, 2023.

The Vu Agreement provided for an annual base salary of $425,000. Mr. Vu was eligible to participate in our benefit plans, programs, and arrangements that may have existed from time to time on the same terms that apply generally to other similarly situated employees. The Vu Agreement provided for an annual bonus target amount of 45% of his base salary, with such bonus based upon performance criteria set by the Compensation Committee. In addition, the Vu Agreement provided for a relocation bonus of $45,000, subject to full repayment if Mr. Vu leaves Ocugen within six months of his start date and repayment of 50% of the relocation bonus if Mr. Vu leaves Ocugen after six months but before the one-year anniversary date.

The Vu Agreement also provided for initial equity awards of 163,934 RSUs and an option to purchase 196,850 shares of common stock. The initial RSU award and initial option award were each subject to vesting over three years, in equal annual installments on each anniversary of the grant date.

In the event that Mr. Vu’s employment was terminated by us without “cause” (as defined in the Vu Agreement) or by Mr. Vu for “good reason” (as defined in the Vu Agreement), subject to Mr. Vu’s execution and non-revocation of a release of claims in favor of Ocugen and its affiliates, Mr. Vu would be eligible to receive (i) base salary continuation for 12 months following his termination date, and (ii) if he elected COBRA continuation coverage, payment of his COBRA premiums for applicable health or dental insurance coverage until the earliest of 12 months following his termination or the date that he becomes eligible for health insurance coverage under another employer’s or spouse’s employer health plan. In addition, in the event that Mr. Vu’s employment was terminated by us without cause or by Mr. Vu for good reason within three months prior to or 12 months after a “change in control” (as defined in the Vu Agreement), subject to Mr. Vu’s execution and non-revocation of a release or claims in favor of Ocugen and its affiliates, Mr. Vu was also eligible to receive (i) an additional payment equal to 75% of his then current target annual bonus, payable in lump sum and (ii) full acceleration of all unvested restricted stock, stock options, and other equity incentive awards held by Mr. Vu.

Mr. Vu’s employment terminated effective August 14, 2023, and Mr. Vu received the following severance pursuant to a separation agreement and release of claims in accordance with the Vu Agreement: (i) base salary continuation for 12 months following his termination date, and (ii) payment of his COBRA premiums for applicable health or dental insurance coverage until the earliest of 12 months following his termination or the date that he becomes eligible for health insurance coverage under another employer’s or spouse’s employer health plan.

Jessica Crespo Effective March 18, 2022, we entered into an executive employment agreement with Ms. Crespo with respect to her employment as Chief Accounting Officer and Senior Vice President, Finance (the Crespo Agreement). Ms. Crespo resigned from this role effective March 10, 2023.

In connection with Ms. Crespo’s promotion to Chief Accounting Officer and Senior Vice President, Finance, her annual base salary was increased to $375,000 pursuant to the Crespo Agreement. Ms. Crespo was eligible to participate in our benefit plans, programs, and arrangements that may have existed from time to time on the same terms that applied generally to other similarly situated employees. The Crespo Agreement provided for an annual bonus target amount of 40% of her base salary, with such bonus based upon performance criteria set by the Compensation Committee and the CEO.

In the event that Ms. Crespo’s employment was terminated by us without “cause” (as defined in the Crespo Agreement) or by Ms. Crespo for “good reason” (as defined in the Crespo Agreement), subject to Ms. Crespo’s execution and non-revocation of a release of claims in favor of Ocugen and its affiliates, Ms. Crespo would have been eligible to receive (i) base salary continuation for 12 months following her termination date, and (ii) if she elected COBRA continuation coverage, payment of her COBRA premiums for applicable health or dental insurance coverage until the earliest of 12 months following her termination date or the date that she becomes eligible for health insurance coverage under another employer’s or spouse’s employer health plan. In addition, in the event that Ms. Crespo’s employment was terminated by us without cause or by Ms. Crespo for good reason within three months prior to or 12 months after a “change of control” (as defined in the Crespo Agreement), subject to Ms. Crespo’s execution and non-revocation of a release or claims in favor of Ocugen and its affiliates, Ms. Crespo was also eligible to receive (i) an additional payment equal to 75% of her then-current target annual bonus, payable in lump sum and (ii) full acceleration of all unvested restricted stock, stock options, and other equity incentive awards held by Ms. Crespo.

Ms. Crespo’s employment terminated effective March 7, 2023, and Ms. Crespo received the following severance pursuant to a separation agreement and release of claims in accordance with the Crespo Agreement: (i) base salary continuation for 12 months following her termination date, and (ii) payment of her COBRA premiums for applicable health or dental insurance coverage until the earliest of 12 months following her termination or the date that she becomes eligible for health insurance coverage under another employer’s or spouse’s employer health plan.

CONSULTING AGREEMENTS

In August 2023, we entered into a consulting agreement with CFGI pursuant to which Michael Breininger initially served as our Corporate Controller and, effective as of September 15, 2023, serves as our Interim Chief Accounting Officer. Pursuant to the consulting agreement, we pay CFGI $52,500 monthly for Mr. Breininger’s services as well as other services, including matters relating to the preparation and filing of our periodic reports under the Exchange Act, the preparation of the our financial statements included therein, and assisting our independent auditors with respect to developing and maintaining a system of internal control over financial reporting and disclosure controls and procedures. The consulting agreement with CFGI has a twelve month term, unless extended by our Board and CFGI.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of our common stock underlying outstanding equity awards for each of our NEOs as of December 31, 2023.

		Option Awards				Stock Awards
Name and Principal Position (1)	Vesting Commencement Date (2)	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Number of Securities Underlying Unexercised Options (#) Unexercisable (b)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Shankar Musunuri, Ph.D., MBA	8/26/15	86,292	—	$1.88	8/26/25	—	—
Chairman of the Board and CEO	1/2/20	326,543	—	$0.51	1/2/30	—	—
	5/7/20	529,764	—	$0.33	5/7/30	—	—
	1/1/21	1,171,333	585,667	$1.83	1/1/31	—	—
	4/19/21	394,000	—	$5.64	4/19/31	—	—
	1/3/22	417,766	835,533	$4.72	1/3/32	—	—
	1/3/22	—	—	—	1/3/32	231,027	$132,841
	1/3/23	—	1,771,654	$1.25	1/3/33	—	—
	1/3/23	—	—	—	1/3/33	1,475,410	$848,361
Arun Upadhyay, Ph.D.	2/6/17	1,918	—	$6.30	2/6/27	—	—
Chief Scientific Officer	12/15/17	1,103	—	$7.56	12/15/27	—	—
	8/31/18	2,397	—	$12.18	8/31/28	—	—
	12/19/18	4,315	—	$13.52	12/19/28	—	—
	4/8/19	479	—	$12.41	4/8/29	—	—
	12/20/19	10,000	—	$0.41	12/20/29	—	—
	5/5/20	10,000	—	$0.34	5/5/30	—	—
	1/1/21	164,000	82,000	$1.83	1/1/31	—	—
	4/19/21	31,120	—	$5.64	4/19/31	—	—
	1/3/22	78,331	156,662	$4.72	1/3/32	—	—
	1/3/22	—	—	—	1/3/32	43,317	$24,907
	6/16/22	10,000	20,000	$1.95	6/16/32	—	—
	6/16/22	—	—	—	6/16/32	6,667	$3,834
	9/16/22	11,273	22,545	$2.17	9/16/32	—	—
	9/16/22	—	—	—	9/16/32	6,122	3,520
	1/3/23	—	379,357	$1.25	1/3/33	—	—
	1/3/23	—	—	—	1/3/33	315,924	$181,656

(1)            Mr. Vu, our former CFO/CBO, Ms. Crespo, our former CAO, and Mr. Breininger, are not included in the table because such NEOs did not have any outstanding equity awards as of December 31, 2023.

(2)            Each stock option award and stock award were granted pursuant to the Ocugen, Inc. 2014 Stock Option Plan (the 2014 Plan) or the Ocugen, Inc. 2019 Equity Incentive Plan (the 2019 Plan). The shares subject to each outstanding unvested stock option and stock award vest in three equal installments, subject to continued service, on the first three anniversaries of the applicable vesting commencement date.

(3)            Amounts reported in this column represent the aggregate market value of the outstanding RSUs based on the closing market price of our common stock as of December 29, 2023, the last trading day of the fiscal year, of $0.575 per share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2023, with respect to our equity compensation plan in effect on that date.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	15,435,137	(3)	$1.79	9,814,449	(4)
Equity compensation plans not approved by security holders (5)	221,844		$5.24	446,830
Inducement Grants	486,908	(6)	$5.17	—
Total	16,143,889		$1.94	10,261,279

(1)            Since RSUs do not have an exercise price, such units are not included in the weighted average exercise price calculations.

(2)            These include securities issuable under the 2019 Plan.

(3)            This includes 12,494,481 shares issuable upon exercise of outstanding stock options and 2,940,656 shares issuable upon settlement of outstanding RSUs.

(4)            The 2019 Plan contains an "evergreen" provision, pursuant to which the aggregate number of shares of common stock reserved for issuance under the 2019 Plan shall be automatically increased on the first business day of each fiscal year by a number equal to the lesser of (i) 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding year and (ii) a number of shares of common stock determined by the Board. This amount excludes 10,262,672 shares of common stock which were added in January 2024 to the number of shares reserved and available for issuance under the 2019 Plan pursuant to the “evergreen” provision.

(5)            This includes securities issuable under the 2014 Plan. Persons eligible to participate in the 2014 Plan are those employees, officers, directors, consultants, and advisors, as selected from time to time by the Compensation Committee, as administrators. The 2014 Plan permits the grant of (1) stock options to purchase common stock and (2) shares of common stock. The per share option exercise price and term of each option were determined by the Compensation Committee. The 2014 Plan provides that in connection with a "change in control," as defined in the 2014 Plan, the Compensation Committee may take whatever action with respect to outstanding options it deems necessary or desirable, including, without limitation, accelerating the vesting, expiration, or termination date of such stock options. No stock options may be granted under the 2014 Plan after February 10, 2024.

(6)            This includes 444,903 shares issuable upon exercise of outstanding stock options and 42,005 shares issuable upon settlement of outstanding RSUs.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock as of April 22, 2024, by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each NEO identified in the Summary Compensation Table below, (c) each director and nominee for director, and (d) all named executive officers and directors as a group.

The percentage of common stock outstanding is based on 264,789,400 shares of common stock outstanding as of April 22, 2024. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to stock options or warrants that are currently exercisable or exercisable within 60 days of the April 22, 2024 to be outstanding and to be beneficially owned by the person holding the stock options or warrants for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is c/o Ocugen, Inc., 11 Great Valley Parkway, Malvern, PA 19355.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percentage
Greater than 5% Shareholders
SSgA Funds Management, Inc. (1)	25,215,653	9.52%
Named Executive Officers and Directors
Shankar Musunuri, Ph.D., MBA (2)	6,405,657	2.45%
Arun Upadhyay, Ph.D. (3)	729,579	*
Michael Breininger, CPA, MBA, LSSBB	-	*
Ramesh Kumar, Ph.D. (4)	396,409	*
Junge Zhang, Ph.D. (5)	1,523,091	*
Uday B. Kompella, Ph.D. (6)	1,111,353	*
Kirsten Castillo, MBA (7)	453,909	*
Prabhavathi Fernandes, Ph.D., FIDSA (8)	412,409	*
Marna C. Whittington, Ph.D. (9)	333,083	*
All executive officers and directors as a group (10 persons) (10)	11,367,134	4.29%

* Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1) Consists of 25,215,653 shares of common stock, which is based on the most recent publicly disclosed information available. The address for SSgA Funds Management, Inc. is 1 Lincoln Street, Boston, MA 02111.

(2) Consists of (i) 913,283 shares of common stock, 7,191 shares of common stock issuable pursuant to warrants exercisable within 60 days of April 22, 2024, and 4,519,683 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 22, 2024 held by Dr. Musunuri; and (ii) 965,095 shares of common stock and 405 shares of common stock issuable pursuant to warrants exercisable within 60 days of April 22, 2024, in each case held by KVM Holdings, LLC. Dr. Musunuri is a member and officer of KVM Holdings, LLC and has voting and investment power over the shares held by KVM Holding, LLC.

(3) Consists of 104,525 shares of common stock and 625,054 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 22, 2024, held by Dr. Upadhyay.

(4) Consists of 396,409 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 22, 2024.

(5) Consists of (i) 357,909 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 22, 2024, held by Dr. Zhang and (ii) 1,165,182 shares of common stock held by Gupiao Trust. Dr. Zhang is the beneficiary of Gupiao Trust had has voting and investment power over securities held by Gupiao Trust.

(6) Consists of (i) 550,674 shares of common stock, 354 shares of common stock issuable pursuant to warrants exercisable within 60 days of April 22, 2024, and 405,909 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 22, 2024, held by Dr. Kompella; and (ii) 154,416 shares of common stock held by Kompella LLC. Dr. Kompella has voting and investment power over the shares of common stock held by Kompella LLC.

(7) Consists of 50,000 shares of common stock and 403,909 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 22, 2024.

(8) Consists of 412,409 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 22, 2024.

(9) Consists of (i) 332,083 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 22, 2024, held by Dr. Whittington; and (ii) 1,000 shares of common stock held by Marna C. Whittington Revocable Trust. Dr. Whittington is the trustee and sole beneficiary of the Marna C. Whittington Revocable Trust.

(10) Consists of 3,904,175 shares of common stock, 7,950 shares of common stock issuable pursuant to warrants exercisable within 60 days of April 22, 2024, and 7,453,365 shares of common stock issuable pursuant to stock options exercisable within 60 days of April 22, 2024. Of these amounts, 1,644 shares of common stock are held by an executive officer who was not an NEO as of December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related-Party Transactions

Policies and Procedures

Our Board has adopted a Related Party Transactions Policy setting forth the policies and procedures for the review and approval or ratification of related party transactions. This policy covers any financial transactions, arrangements, or relationships, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant in which any related person had, has, or will have a direct or indirect material interest. Our management is responsible for determining whether a transaction is a related party transaction subject to our policy, and upon subject determination, is responsible for disclosing the material facts concerning the transaction and the related party's interest in our transaction to our Audit Committee. In reviewing and approving any such transactions, our Audit Committee is required to consider all available relevant facts and circumstances with respect to the transaction and shall evaluate all available options, including ratification, revision, or termination of the transaction. All of the transactions described under "Certain Relationships and Related Party Transactions" below were either approved or ratified in compliance with our Related Party Transactions Policy.

Certain Relationships and Related Party Transactions

Described below are any transactions occurring since January 1, 2022 and any currently proposed transactions to which we were a party and in which: A director, executive officer, holder of more than 5% of our outstanding capital stock, or any member of such person's immediate family that has or will have a direct or indirect material interest, other than the compensation, termination, and change in control arrangements that are described in "Executive Compensation."

Sponsored Research Agreement with University of Colorado, Denver

In February 2021, we entered into a sponsored research agreement (as amended, the UoC Agreement) with the Regents of the University of Colorado, for and on behalf of the University of Colorado, Denver (UoC Denver). The UoC Agreement was effective as of December 15, 2020. Pursuant to the UoC Agreement, UoC Denver agreed to provide certain specified research services related to viral vector formulations for targeted delivery to treat retinal diseases. As consideration for the performance of such services, we agreed to pay UoC Denver a total of approximately $250,000. The research services were to be carried out under the direction and supervision of Dr. Kompella, a member of our Board. The UoC Agreement contained customary terms related to confidentiality, publicity rights to research results and intellectual property, and indemnification. The UoC Agreement terminated in September 2023.

Collaborations with Advaite, Inc.

In December 2021, we entered into an agreement with Advaite, Inc. (Advaite) to purchase 2,000 COVID-19 SalivaDirect™ Collection Test Kits (the Test Kit) for use in our Phase 2/3 immuno-bridging and broadening safety trial for COVAXIN. Pursuant to the agreement, we agreed to pay $320,000 to Advaite for such COVID-19 test kits and the processing of such test kit samples. Additionally, in October 2022, we placed an order for an additional 500 Test Kits and the processing of such test kit samples in the amount of $80,000.

In March 2022, we entered into a services agreement with Advaite to engage them to develop and validate bioanalytical methods for SARS-CoV-2 Spike S1 ELISA, in support of our trials and ongoing research. Pursuant to the services agreement, we agreed to pay approximately $295,000 to Advaite for such services. In December 2023, we terminated the services agreement.

Advaite was co-founded and is being managed by Mr. Karthik Musunuri, the son of our Chairman of the Board and CEO, Dr. Shankar Musunuri.

Employment Agreements

For information on employment arrangements and compensation for service as our officers or on our Board, see the “Director Compensation” and “Executive Compensation” sections.

Indemnification Agreements

Our Charter and Bylaws requires us to indemnify our directors and officers to the fullest extent permitted by Delaware law. We also entered into indemnity agreements with certain officers and directors. These agreements provide, among other things, that we will indemnify the officer or director, under the circumstances and to the extent provided for in the agreement, for expenses, damages, judgments, fines, and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer, or other agent of us, and otherwise to the fullest extent permitted under Delaware law and our Bylaws and Charter.

Item 14.	Principal Accountant Fees and Services.

General

The Audit Committee has appointed and engaged Ernst & Young to serve as our Independent Registered Public Accounting Firm to audit our consolidated financial statements for the 2024 fiscal year and to perform audit-related services.

The Audit Committee works with our management in order to negotiate appropriate fees with our Independent Registered Public Accounting Firm and is ultimately responsible for approving those fees. The following is a summary and description of fees for services provided by the Independent Registered Public Accounting Firm, Ernst & Young, in fiscal years 2023 and 2022. Other than as set forth below, no professional services were rendered, or fees billed by Ernst & Young during fiscal years 2023 and 2022.

Service	2023	2022
Audit Fees	$812,500	$790,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	$—	—
Total	$812,500	$790,000

"Audit Fees" means the fees billed or incurred by Ernst & Young for professional services rendered in connection with the annual audit, and quarterly reviews of our consolidated financial statements for the years ended December 31, 2023, and 2022, and the fees billed in connection with the filing of registration statements with the SEC.

"Audit-Related Fees" consisted of amounts paid to Ernst & Young for assurance and related services reasonably related to the performance of the audit or review of the financial statements and that are not reported under the 'Audit Fees' category. There were no such fees incurred during the years ended December 31, 2023, or 2022.

"Tax Fees" consisted of amounts paid to Ernst & Young for tax compliance and consulting. There were no such fees incurred during the years ended December 31, 2023, or 2022.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the Independent Registered Public Accounting Firm. The Audit Committee Charter establishes a policy that all audit and permissible non-audit services provided by our Independent Registered Public Accounting Firm, Ernst & Young, will be pre-approved by the Audit Committee. The Audit Committee can pre-approve specified services in defined categories of audit services and audit-related services up to specified amounts as part of the Audit Committee's approval of the scope of the engagement of Ernst & Young or on an individual case-by-case basis before Ernst & Young is engaged to provide a service. All such audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2023. Ernst & Young has not been engaged to perform any non-audit services or tax services.

PART IV

Item 15.	Exhibits, Financial Statements

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description
3.1	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on December 8, 2014, and incorporated herein by reference)
3.2	Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Reverse Stock Split and the Authorized Share Increase (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed October 1, 2019, and incorporated herein by reference)
3.3	Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Name Change (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K as filed on October 1, 2019, and incorporated herein by reference)
3.4	Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Increase in Authorized Shares of Common Stock (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Histogenics Corporation (filed as Exhibit 3.3 to the Registrant's Current Report on Form 8-K as filed on September 16, 2016, and incorporated herein by reference)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Ocugen, Inc. (filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference)
3.7	Second Amended and Restated Bylaws of Ocugen, Inc. (filed as Exhibit 3.1to the Registrant's QuarterlyReport on Form 10-Q as filed on August21, 2023, and incorporated herein by reference)
3.8	Amendment to Second Amended and Restated Bylaws of Ocugen, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report of Form 8-K as filed on March 20, 2024, and incorporated herein by reference)
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2022, and incorporated herein by reference)
4.2	Form of Common Stock Purchase Warrant (filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference)
10.1+	Ocugen, Inc. 2014 Stock Option Plan (filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)

10.2+	Form of Incentive Stock Option Agreement under Ocugen, Inc. 2014 Stock Option Plan (filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)
10.3+	Form of Nonstatutory Stock Option Agreement under Ocugen, Inc. 2014 Stock Option Plan (filed as Exhibit 10.32 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)
10.4+	Ocugen, Inc. 2019 Equity Incentive Plan (filed as Appendix A to the Registrant's Proxy Statement on Schedule 14A as filed on November 8, 2019, and incorporated herein by reference)
10.5**	Form of Incentive Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan
10.6**	Form of Non-Qualified Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan
10.7**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Ocugen, Inc. 2019 Equity Incentive Plan
10.8+	Form of Performance-Vested Stock Option Agreement under Ocugen, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)
10.9**	Form of Non-Qualified Stock Option Agreement for Inducement Non-Qualified Stock Option Awards
10.10**	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Inducement Restricted Stock Unit Awards
10.11#	Exclusive License Agreement, effective as of March 3, 2014, between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.33 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)
10.12#	First Amendment to the Exclusive License Agreement, dated as of January 23, 2017, by and between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.34 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)
10.13	Letter of Understanding, dated November 8, 2017, between The Regents of the University of Colorado and Ocugen Opco, Inc. (filed as Exhibit 10.35 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)
10.14#	Exclusive License Agreement, effective as of December 19, 2017, between The Schepens Eye Research Institute, Inc. and Ocugen Opco, Inc. (filed as Exhibit 10.37 to the Registrant's Registration Statement on Form S-4 (SEC File No. 333-232147), as filed on June 14, 2019, and incorporated herein by reference)
10.15#	Co-Development, Supply and Commercialization Agreement, dated as of January 31, 2021, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on May 7, 2021, and incorporated herein by reference)
10.16	First Amendment to Co-Development, Supply and Commercialization Agreement, dated as of May 29, 2021, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on August 6, 2021, and incorporated herein by reference)
10.17#	Second Amendment to Co-Development, Supply and Commercialization Agreement, dated as of April 15, 2022, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2022, and incorporated herein by reference)
10.18#	Development and Commercial Supply Agreement, dated September 29, 2021, by and between the Registrant and Bharat Biotech International Limited (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on November 9, 2021, and incorporated herein by reference)

10.19#	Co-Development and Commercialization Agreement, dated as of September 27, 2019, by and among the Registrant and CanSino Biologics Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on November 12, 2019, and incorporated herein by reference)
10.20#	First Amendment to the Co-Development and Commercialization Agreement, dated September 30, 2021, by and between the Registrant and CanSino Biologics, Inc. (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on November 9, 2021, and incorporated herein by reference)
10.21**	Second Amendment to the Co-Development and Commercialization Agreement, dated November 21, 2022, by and between the Registrant and CanSino Biologics, Inc.
10.22#	Third Amendment to the Co-Development and Commercialization Agreement, dated April 11, 2023, by and between the Registrant and CanSinoBiologics, Inc. (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K as filed on April 16, 2024, and incorporated herein by reference)
10.23#	Exclusive License Agreement by and between the Registrant and The Washington University, dated as of September 23, 2022 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q as filed on November 8, 2022, and incorporated herein by reference)
10.24**	First Amendment to the Exclusive License Agreement by and between the Registrant and The Washington University, dated as of January 31, 2023
10.25#	Second Amendment to the Exclusive License Agreement by and between the Registrant and The Washington University, dated as of November 28, 2023 (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K as filed on April 16, 2024, and incorporated herein by reference)
10.26	Loan and Security Agreement, effective as of September 12, 2016, by and between EB5 Life Sciences, LP and Ocugen Opco, Inc. (filed as Exhibit 10.42 to the Registrant's Registration Statement on Form S-4/A (SEC File No. 333-232147), as filed on July 23, 2019, and incorporated herein by reference)
10.27+	Executive Employment Agreement, dated as of September 10, 2019, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q as filed on November 12, 2019, and incorporated herein by reference)
10.28+	Amendment to Executive Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Sanjay Subramanian (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q as filed on May 8, 2020, and incorporated herein by reference)
10.29+	Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference)
10.30+	First Amendment to Amended and Restated Executive Employment Agreement, dated as of April 27, 2022, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2022, and incorporated herein by reference)
10.31+	Amended and Restated Executive Employment Agreement, dated as of March 18, 2022, by and between the Registrant and Jessica Crespo (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2022, and incorporated herein by reference)
10.32**	Amended and Restated Executive Employment Agreement, dated as of December 16, 2021, by and between the Registrant and Arun Upadhyay
10.33**	First Amendment to Amended and Restated Executive Employment Agreement, dated as of August 26, 2022, by and between the Registrant and Arun Upadhyay
10.34†	Agreement dated as of June 22, 2012 between the Registrant and Purpose Co., Ltd. f/k/a Takagi Sangyo Co. Ltd. and f/k/a Takagi Industrial Co., Ltd. (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.35†	First Amendment to License Agreement, dated May 9, 2016, between the Registrant and Purpose Co., Ltd., f/k/a Takagi Sangyo Co. Ltd. (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 11, 2016, and incorporated herein by reference)
21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K as filed on April 16, 2024, and incorporated herein by reference)
23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm to the Registrant
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350
97+	Compensation Recovery Policy (filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K as filed on April 16, 2024, and incorporated herein by reference)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL

*	Filed herewith.

**	Previously furnished with the Original Form 10-K on April 16, 2024.

#	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulations S-K.

+	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: April 29, 2024	/s/ Shankar Musunuri, Ph.D., MBA
Shankar Musunuri, Ph.D., MBA Chief Executive Officer & Chairman
(Principal Executive Officer)

Dated: April 29, 2024	/s/ Michael Breininger, CPA, MBA, LSSBB
Michael Breininger, CPA, MBA, LSSBB Corporate Controller, Interim Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 on Form 10-K/A has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Shankar Musunuri	Chairman, Chief Executive Officer and Director	April 29, 2024
Shankar Musunuri	(Principal Executive Officer)

/s/ Michael Breininger	Corporate Controller, Chief Accounting Officer	April 29, 2024
Michael Breininger	(Principal Financial Officer)

/s/ Ramesh Kumar	Director	April 29, 2024
Ramesh Kumar

/s/ Junge Zhang	Director	April 29, 2024
Junge Zhang

/s/ Marna C. Whittingon	Director	April 29, 2024
Marna C. Whittington

/s/ Uday B. Kompella	Director	April 29, 2024
Uday Kompella

/s/ Kirsten Castillo	Director	April 29, 2024
Kirsten Castillo

/s/ Prabhavathi Fernandes	Director	April 29, 2024
Prabhavathi Fernandes, Ph.D.