Form 10-Q
period 2024-03-31
Ocugen, Inc.
filed 2024-05-14
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of May 7, 2024 there were 257,328,085 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on April 16, 2024 (the "2023 Annual Report") include, among other things, statements about:
•our estimates regarding expenses, future revenues, and capital requirements, as well as the timing, availability of, and the need for, additional financing to continue to advance our product candidates;
•our activities with respect to OCU400, OCU410 and OCU410ST including the results from our ongoing Phase 1/2 trials, our ability to begin dosing patients in 2Q 2024 for our Phase 3 trial for OCU400 for the treatment of retinitis pigmentosa ("RP"), our ability to reach alignment with the FDA on the Phase 3 study design for OCU400 for the treatment of Leber congenital amaurosis ("LCA"), and our ability to subsequently initiate and complete a Phase 3 trial;
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
•other matters discussed under the heading "Risk Factors" contained in the 2023 Annual Report and in any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our 2023 Annual Report, particularly under the section titled "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$26,375	$39,462
Prepaid expenses and other current assets	3,623	3,509
Total current assets	29,998	42,971
Property and equipment, net	17,654	17,290
Other assets	4,142	4,286
Total assets	$51,794	$64,547
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,731	$3,172
Accrued expenses and other current liabilities	12,434	13,343
Operating lease obligations	589	574
Current portion of long term debt	1,296	—
Total current liabilities	16,050	17,089
Non-current liabilities
Operating lease obligations, less current portion	3,414	3,567
Long term debt, net	1,533	2,800
Other non-current liabilities	536	527
Total non-current liabilities	5,483	6,894
Total liabilities	21,533	23,983
Commitments and contingencies (Note 13)
Stockholders' equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023
Series A; zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Series B; 54,745 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Common stock; $0.01 par value; 295,000,000 shares authorized, 257,446,764 and 256,688,304 shares issued, and 257,325,264 and 256,566,804 shares outstanding at March 31, 2024 and December 31, 2023, respectively	2,575	2,567
Treasury stock, at cost, 121,500 shares at March 31, 2024 and December 31, 2023	(48)	(48)
Additional paid-in capital	325,799	324,191
Accumulated other comprehensive income	25	20
Accumulated deficit	(298,091)	(286,167)
Total stockholders' equity	30,261	40,564
Total liabilities and stockholders' equity	$51,794	$64,547
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2024	2023
Collaborative arrangement revenue	$1,014	$443
Total revenue	1,014	443
Operating expenses
Research and development	6,826	10,172
General and administrative	6,404	8,306
Total operating expenses	13,230	18,478
Loss from operations	(12,216)	(18,035)
Other income (expense), net	292	709
Net loss	$(11,924)	$(17,326)
Other comprehensive income (loss)
Foreign currency translation adjustment	5	(1)
Comprehensive loss	$(11,919)	$(17,327)

Shares used in calculating net loss per common share — basic and diluted	257,232,636	225,523,627
Net loss per share of common stock — basic and diluted	$(0.05)	$(0.08)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	54,745	$1	256,688,304	$2,567	$(48)	$324,191	$20	$(286,167)	$40,564
Stock-based compensation expense	—	—	—	—	—	—	—	1,761	—	—	1,761
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	758,460	8	—	(153)	—	—	(145)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	(11,924)	(11,924)
Balance at March 31, 2024	—	$—	54,745	$1	257,446,764	$2,575	$(48)	$325,799	$25	$(298,091)	$30,261

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	54,745	$1	221,721,182	$2,217	$(48)	$294,874	$26	$(223,089)	$73,981
Stock-based compensation expense	—	—	—	—	—	—	—	2,689	—	—	2,689
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	—	—	348,555	3	—	(4)	—	—	(1)
Issuance of common stock for capital raises, net	—	—	—	—	4,478,956	45	—	5,514	—	—	5,559
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	(17,326)	(17,326)
Balance at March 31, 2023	—	$—	54,745	$1	226,548,693	$2,265	$(48)	$303,073	$25	$(240,415)	$64,901
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(11,924)	$(17,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	179	174
Amortization (accretion) on marketable securities	—	(143)
Non-cash interest expense	29	24
Non-cash lease expense	140	131
Non-cash (income) expense from collaborative arrangements, net	913	1,008
Stock-based compensation expense	1,761	2,689
Other	9	352
Changes in assets and liabilities:
Prepaid expenses and other current assets	(117)	(60)
Accounts payable and accrued expenses	(1,446)	(4,964)
Lease obligations	(139)	(125)
Net cash used in operating activities	(10,595)	(18,240)
Cash flows from investing activities
Purchases of marketable securities	—	(3,947)
Proceeds from the maturities of marketable securities	—	9,000
Purchases of property and equipment	(2,352)	(1,612)
Net cash (used in) provided by investing activities	(2,352)	3,441
Cash flows from financing activities
Proceeds (payments) from issuance of common stock, net	(145)	5,731
Payment of equity issuance costs	—	(173)
Proceeds from issuance of debt	—	(62)
Net cash (used in) provided by financing activities	(145)	5,496
Effect of changes in exchange rate on cash and cash equivalents	5	(1)
Net (decrease) in cash and cash equivalents	(13,087)	(9,304)
Cash and cash equivalents at beginning of period	39,462	77,563
Cash and cash equivalents at end of period	$26,375	$68,259
Supplemental disclosure of non-cash investing and financing transactions:
Purchases of property and equipment	$371	$1,119
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
Our technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), the Company believes its modifier gene therapy platform has the potential to address many retinal diseases, including rare genetic diseases such as retinitis pigmentosa ("RP") (OCU400) and Leber congenital amaurosis ("LCA") (OCU400), with a gene-agnostic approach. The Company also believes its modifier gene therapy platform has the potential to address multifactorial retinal diseases including dry age-related macular degeneration ("dAMD") using OCU410, which affects millions of patients in the United States alone, and Stargardt disease (OCU410ST), which is also a rare genetic disease. The Company received clearance from FDA to initiate a Phase 3 trial for OCU400 for the treatment of RP and intends to begin dosing patients in 2Q 2024. The Company further expects to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and subject to alignment with the FDA. Currently both OCU410, for the treatment of geographic atrophy ("GA"), an advanced form of dAMD, and OCU410ST, for the treatment of Stargardt disease, are in Phase 1/2 clinical development. In OCU410 GA study, low and medium dose cohorts were completed to date. In OCU410ST Stargardt study, low dose cohort was completed to date.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The Company continues to work with the FDA to address comments to lift the clinical hold.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative medicine cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. The Company received concurrence from the FDA on the confirmatory Phase 3 trial design and has completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility to support clinical study and initial commercial launch. This facility is needed to generate patient-specific NeoCart implant from chondrocytes derived from knee biopsy.
•Inhaled Mucosal Vaccine Platform — The Company's next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. The Company is conducting IND-enabling and product development activities for OCU500. The Company is currently collaborating with the National Institute of Allergy and Infectious Diseases ("NIAID") for early clinical studies for OCU500. NIAID plans to submit an IND to initiate a Phase 1 clinical trial in mid-2024. The Company is continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for its OCU510 and OCU520 platforms.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $11.9 and $17.3 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $298.1 million and cash and cash equivalents totaling $26.4 million. This amount will not meet the Company's capital requirements over the next 12 months after the date that the condensed consolidated financial statements are issued. The Company believes that its cash and cash equivalents will enable it to fund its operations into the fourth quarter of 2024. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2024 (the "2023 Annual Report"). The condensed consolidated financial statements include the accounts of Ocugen and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
In preparing the condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include those used in the accounting for research and development contracts, including clinical trial accruals, determination of the collaborative arrangements' transaction price, calculating the progress towards the satisfaction of the performance obligations under the collaborative arrangements, and determining the value of the non-cash consideration received under collaborative arrangements.
Cash and Cash Equivalents
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recorded $0.3 million as interest income for the three months ended March 31, 2024.

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
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). The Company has issued stock-based compensation awards including stock options, restricted stock units ("RSUs"), and market-condition based restricted stock units ("PSUs), and also accounts for certain issuances of preferred stock and warrants in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options, RSUs, and PSUs, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs, the fair value of the RSU is determined by the market price of a share of the Company's common stock on the grant date. For PSUs, the Company determines fair value by using a Monte Carlo simulation technique. The Company recognizes forfeitures as they occur.
Expense related to stock-based compensation awards granted with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based compensation awards generally vest over a one to three year requisite service period. Stock options have a contractual term of 10 years. Expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Expense for stock-based compensation awards with market-based and service-based vesting conditions is recognized ratably over the grantee's requisite service period. Compensation cost is not adjusted based on the actual achievement of the market-based performance goals. Expense related to stock-based compensation awards are recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise, PSU and RSU vesting are newly-issued common shares.
Estimating the fair value of stock options requires the input of subjective assumptions, including the expected term of the stock option, stock price volatility, the risk-free interest rate, and expected dividends. Estimating the fair value of PSUs requires the input of subjective assumptions, including stock price volatility, total shareholder return ("TSR") ranking, the risk-free rate, and expected dividends. The assumptions used in the Company's Black-Scholes option-pricing model and Monte Carlo simulation technique represent management's best estimates and involve a number of variables, uncertainties, assumptions, and the application of management's judgment, as they are inherently subjective. If any assumptions change, the Company's stock-based compensation expense could be materially different in the future.
The assumptions used in Ocugen's Black-Scholes option-pricing model for stock options and in Ocugen's Monte Carlo simulation technique for PSUs are as follows, unless noted otherwise:
Expected Term. As Ocugen does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term of employee stock options subject to service-based vesting conditions is determined using the "simplified" method, as prescribed in SEC's Staff Accounting Bulletin No. 107, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option. This expected term assumption is not an assumption used in the Company's Monte Carlo simulation technique for PSUs. The expected term of the PSUs is equal to the performance period of the PSUs.
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

TSR ranking. The Company's TSR, over a three year period, is relative to the TSR, for that same period, as related to other companies within the Nasdaq Biotechnology index. This assumption is only used for the market based PSUs.
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

Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40). This standard will have an effective and transition date of January 1, 2024. This standard simplifies an issuer's accounting for convertible instruments by eliminating two of the three models that require separate accounting for embedded conversion features as well as simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. This standard also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and includes the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The standard requires new disclosures about events that occur during the reporting period that cause conversion contingencies to be met and about the fair value of a public business entity's convertible debt at the instrument level, among other things. The adoption of ASU 2020-06 on January 1, 2024 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements
In March 2024, the FASB issued Accounting Standards Update, or ASU, 2024-02 “Codification Improvements — Amendments to Remove References to the Concepts Statements,” or ASU 2024-02. ASU 2024-02 amended certain definitions in the guidance. ASU 2024-02 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.
In March 2024, the FASB issued Accounting Standards Update, or ASU, 2024-01 “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” or ASU 2024-01. ASU 2024-01 improves clarity and operability without changing the guidance. ASU 2024-01 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.
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

The non-cash consideration to be received related to the Company's satisfaction of the performance obligations includes but is not limited to services related to chemistry, manufacturing, and controls development and manufacture of clinical supplies of such products through completion of pre-clinical, clinical, regulatory, and other commercialization readiness services. The estimated market value of the co-development services to be performed by CanSinoBIO, represents variable consideration that is included in the transaction price. The Company recognizes collaborative arrangement revenue over time using an input method using ratio of costs incurred to date compared to total estimated costs require to satisfy the performance obligations under the CanSinoBIO Agreements.

The Company constrained the transaction price related to certain future co-development services and future royalties, as it assessed that it is probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. The variable consideration is reevaluated at each reporting period and as changes in circumstances occur.

The services provided by CanSinoBIO are recorded as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as a contract liability within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $1.0 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the consolidated statements of operations and comprehensive loss as research and development expense and was approximately $0.1 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

The contract liability was $9.6 million and $12.3 million as of March 31, 2024 and 2023, respectively. Revenue recognized for the three months ended March 31, 2024, that was included in the contract liabilities balances as of January 1, 2024 was approximately $1.0 million. Revenue recognized for the three months ended March 31, 2023, that was included in the contract liabilities balances as of January 1, 2023, was approximately $0.4 million.
4.    Fair Value Measurements
The valuation of the Company's cash and cash equivalents totaling $26.4 million, which includes $25.2 million in money markets, as of March 31, 2024, utilized Level 1 inputs. Further, the Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement (as defined in Note 8) approximate their carrying value.
5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Furniture and fixtures	$337	$337
Machinery and equipment	1,566	1,557
Leasehold improvements	2,086	2,086
Construction in progress	15,062	14,540
Total property and equipment	19,051	18,520
Less: accumulated depreciation	(1,397)	(1,230)
Total property and equipment, net	$17,654	$17,290
6.    Operating Leases
The Company has commitments under operating leases for office, laboratory, and future manufacturing space in Malvern, Pennsylvania. The Company's corporate headquarters lease has an initial term of approximately seven years and includes options to extend the lease for up to 10 years. The Company's current GMP facility lease has an initial term of seven years and includes an option to extend the lease for up to five years, which the Company has elected to account for since it is reasonably certain that the Company will exercise such option.

The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2024	$591
2025	810
2026	834
2027	858
2028	884
2029	714
Thereafter	$978
Total	$5,669
Less: present value adjustment	(1,666)
Present value of minimum lease payments	$4,003
7.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the condensed consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Research and development	$245	$212
Clinical	96	84
Professional fees	1,139	580
Employee-related	882	1,791
Deferred revenue relating to collaborative arrangements	9,612	10,525
Other	460	151
Total accrued expenses and other current liabilities	$12,434	$13,343
8.    Debt
In September 2016, in connection with the U.S. government's foreign national investor program, commonly known as the EB-5 Program, the Company entered into a financing arrangement (the "EB-5 Loan Agreement") which provided for cumulative borrowings of up to $10.0 million from EB5 Life Sciences, L.P. ("EB-5 Life Sciences") as the lender. Pursuant to the EB-5 Loan Agreement, borrowings were made in $0.5 million increments with a fixed interest rate of 4% per annum (the "Original Offering"). The borrowings pursuant to the Original Offering are secured by substantially all of the Company's assets, with the exception of any patents, patent applications, pending patents, patent licenses, patent sublicenses, trademarks, and other intellectual property rights held by the Company.
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

In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, including accrued interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of March 31, 2024.
The carrying values of the borrowings pursuant to the Original Offering as of March 31, 2024 and December 31, 2023 are summarized below (in thousands):

	March 31, 2024	December 31, 2023
Principal outstanding	$2,500	$2,500
Plus: accrued interest	425	400
Less: unamortized debt issuance costs	(96)	(100)
Carrying value, net	2,829	2,800
Less: current portion of long term debt	(1,296)	—
Long term debt, net of current portion	$1,533	$2,800
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
In April 2023, the FDA announced the cancellation of all emergency use authorizations ("EUA") issued with respect to monovalent COVID-19 vaccine formulations. Consequently, the Company determined it was no longer commercially viable to further the development of COVAXIN in its North American territories. During the three months ended June 30, 2023, the Company wrote off the remaining balance of the short-term asset for the advanced payment for the supply of COVAXIN of $4.1 million to research and development expense in the consolidated statements of operations and comprehensive loss.

10.    Warrants
OpCo Warrants
Beginning in 2016, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants"). As of March 31, 2024 and December 31, 2023, 0.6 million OpCo Warrants were outstanding. As of March 31, 2024, the outstanding OpCo Warrants had a weighted average exercise price of $6.23 per share and expire between 2026 and 2027.
11.    Stock-Based Compensation
Stock-based compensation expense for stock options, RSUs and PSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2024	2023
General and administrative	$1,316	$1,952
Research and development	445	737
Total	$1,761	$2,689
As of March 31, 2024, the Company had $8.7 million of unrecognized stock-based compensation expense related to stock options, RSUs and PSUs outstanding, which is expected to be recognized over a weighted-average period of 1.6 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of March 31, 2024, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 38.6 million equity awards in respect to the Company's common stock, respectively. The 2014 Plan and 2019 Plan have 0.5 million and 17.6 million equity awards remaining available for future grant, respectively, as of March 31, 2024. In addition to stock options, PSUs and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2023	13,161,228	$2.38	7.86	$337
Granted	2,632,054	0.70		5
Exercised	(101,426)	0.42		44
Forfeited	(590,947)	3.63		79
Options outstanding at March 31, 2024	15,100,909	$2.05	8.00	$6,191
Options exercisable at March 31, 2024	8,711,464	$2.56	7.15	$1,771
The weighted average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 were $0.58 and $1.01, respectively. The total fair value of stock options vested during the three months ended March 31, 2024 and 2023 were $5.0 million and $5.6 million, respectively.

RSUs
The following table summarizes the Company's RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2023	2,982,661	$1.63
Granted	39,738	$0.51
Vested	(940,972)	$1.92
Forfeited	(54,320)	$1.64
RSUs outstanding at March 31, 2024	2,027,107	$1.48
PSUs
In December 2023, pursuant to the 2019 Plan, the Compensation Committee of the Company's Board of Directors adopted a performance restricted stock unit agreement (the "PSU Agreement"). Pursuant to the PSU Agreement, the Company granted 615,467 of market-based performance stock units at target on January 2, 2024. All of these PSUs cliff vest after the requisite service period ending on December 31, 2026. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company's total shareholder return ("TSR") as compared to the TSR of the other companies within the Nasdaq Biotechnology Index over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
The following table summarizes the PSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
PSUs outstanding at December 31, 2023	—	$—
Granted	615,467	1.27
Vested	—	—
Forfeited	—	—
PSUs outstanding at March 31, 2024	615,467	$1.27
12.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2024	2023
Net loss — basic and diluted	$(11,924)	$(17,326)
Shares used in calculating net loss per common share — basic and diluted	257,232,636	225,523,627
Net loss per common share — basic and diluted	$(0.05)	$(0.08)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended March 31,
	2024	2023
Stock options to purchase common stock	15,100,909	13,724,164
RSUs	2,027,107	3,487,051
PSUs	615,467	—
Warrants	628,834	798,352
Series B Convertible Preferred Stock (as converted to common stock)	547,450	547,450
Total	18,919,767	18,557,017
13.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, commitments related to renovating an existing facility for GMP, and debt agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (commitments under the Company's license and development agreements are more fully described within the Company's 2023 Annual Report). Commitments under lease agreements are future minimum lease payments (see Note 6). Renovation commitments are related to retrofitting an existing facility in order to be GMP compliant (see Note 1). Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement (see Note 8). Additionally, the Company does not expect to fulfill any commitments under the amended Co-Development, Supply and Commercialization Agreement (the "Covaxin Agreement") with Bharat Biotech as a result of the termination of the COVAXIN program.
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
In August 2021, a stockholder derivative lawsuit was filed derivatively on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-03876) that purported to state a claim for breach of fiduciary duty and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on facts and circumstances relating to the securities class action lawsuits and seeking contribution and indemnification in connection with claims asserted in the securities class action lawsuits. In September 2021, a second stockholder derivative lawsuit was filed derivatively on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-04169) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the same allegations as the first complaint. The parties to both stockholder derivative lawsuits stipulated to the consolidation of the two stockholder derivative lawsuits and submitted to the Court in each action a proposed order requesting a stay of the litigation pending a decision on any motion to dismiss filed in the securities class action lawsuits, which the Court entered in April 2022. In March 2023, the Court in the securities class action lawsuits granted the Company's motion to dismiss with prejudice. The parties to the stockholder derivative lawsuits stipulated to extend the stay of litigation pending resolution of any appeal filed in the securities class action lawsuits, which the Court entered in March 2023. In April 2024, the Court dismissed without prejudice the consolidated stockholder derivative lawsuits.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2023, included in our 2023 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the "Risk Factors" section included in our 2023 Annual Report and the "Risk Factors" and "Disclosure Regarding Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biotechnology company focused on discovering, developing, and commercializing novel gene and cell therapies and vaccines that improve health and offer hope for patients across the globe.
Our technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), we believe our modifier gene therapy platform has the potential to address many retinal diseases, including rare genetic diseases such as retinitis pigmentosa ("RP") (OCU400) and Leber congenital amaurosis ("LCA") (OCU400), with a gene-agnostic approach. We also believe our modifier gene therapy platform has the potential to address multifactorial retinal diseases including dry age-related macular degeneration ("dAMD") using OCU410, which affects millions of patients in the United States alone, and Stargardt disease (OCU410ST), which is also a rare genetic disease. We received clearance from FDA to initiate a Phase 3 trial for OCU400 for the treatment of RP and intend to begin dosing patients in 2Q 2024. We further expect to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and subject to alignment with the FDA. Currently both OCU410, for the treatment of geographic atrophy ("GA"), an advanced form of dAMD, and OCU410ST, for the treatment of Stargardt disease, are in Phase 1/2 clinical development. In OCU410 GA study, low and medium dose cohorts were completed to date. In OCU410ST Stargardt study, low dose cohort was completed to date.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. We continue to work with the FDA to address comments to lift the clinical hold.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative medicine cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. We received concurrence from the FDA on the confirmatory Phase 3 trial design and have completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility to support clinical study and initial commercial launch. This facility is needed to generate patient-specific NeoCart implant from chondrocytes derived from knee biopsy.
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. We are conducting IND-enabling and product development activities for OCU500. We are currently collaborating with the National Institute of Allergy and Infectious Diseases ("NIAID") for early clinical studies for OCU500. NIAID plans to submit an IND to initiate a Phase 1 clinical trial in mid-2024. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.

Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal diseases ("IRDs"), such as RP, LCA, Stargardt disease, and multifactorial diseases such as dAMD. Our modifier gene therapy platform is based on the use of NHRs, which have the potential to achieve homeostasis — the basic biological processes in the retina to restore a healthy state from a diseased state. Unlike single gene replacement therapies, which only target one genetic mutation, our modifier gene therapy platform, through its use of NHRs, represents a unique, gene-agnostic approach to address not just the mutated gene but provide a molecular "reset" of health and survival of gene networks. OCU400, our first product candidate in our modifier gene therapy platform, has received Orphan Drug Designation ("ODD") from the United States Food and Drug Administration ("FDA") for RP and LCA, a regenerative medicine advanced therapy ("RMAT") designation to OCU400 for the treatment of RP associated with NR2E3 and rhodopsin ("RHO") mutations from the FDA, and Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA. These broad ODD, RMAT, and OMPD designations further support the broad (gene-agnostic) therapeutic potential of OCU400 to treat multiple IRDs such as RP and LCA associated with mutations in multiple genes.
We completed enrolling, dosing, and recruiting RP and LCA patients in the Phase 1/2 trial for OCU400. The objective of this study was to assess the safety and efficacy of unilateral subretinal administration of OCU400 in NR2E3 and rhodopsin ("RHO")-related RP patients and centrosomal protein 290 ("CEP290")-related LCA patients in the United States.

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
We intend to begin dosing patients in Phase 3 trial for OCU400 for the treatment of RP in 2Q 2024. Subsequently, we expect to expand OCU400 Phase 3 development in LCA patients in the second half of 2024 based on Phase 1/2 study results in LCA patients and subject to alignment with the FDA.
We are also developing OCU410 and OCU410ST, utilizing the nuclear receptor gene RAR-related orphan receptor A ("RORA"), for the treatment of GA secondary to dAMD and Stargardt disease, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection. OCU410 targets multiple pathways associated with AMD pathogenesis, in contrast to products currently approved or under development that treat only one cause of GA, require multiple injections per year, and have safety considerations. OCU410ST has received ODD from the FDA for the treatment of ABCA4-associated retinopathies, including Stargardt disease.
Currently both OCU410 and OCU410ST programs are in Phase 1/2 clinical development, actively enrolling patients. In November 2023, the first patient was dosed in the Phase 1/2 trial to assess the safety and efficacy of OCU410ST for Stargardt disease. In February 2024, we announced dosing was complete in the first cohort of Phase 1/2 study. Phase 1 is a multicenter, open-label, dose ranging study. Phase 2 will be a randomized, outcome accessor-blinded, dose-expansion study in which adult and pediatric subjects will be randomized in a 1:1:1 ratio to either one of two OCU410ST dose groups or to an untreated control group. In April 2024, we announced that the Data Safety and Monitoring Board ("DSMB") approved to proceed dosing with the medium dose of OCU410ST in the dose-escalation phase of the study. Three patients with Stargardt disease have been dosed (low dose) in the Phase 1/2 trial to date. An additional three patients will be dosed with the medium dose in the second cohort and three patients with the high dose in the third cohort in the dose-escalation phase.
In December 2023, the first patient was dosed in the Phase 1/2 trial to assess the safety and efficacy of OCU410 for geographic atrophy ("GA") secondary to dAMD. In March 2024, we announced dosing was completed in the first cohort of Phase 1/2 study. Phase 1 is a multicenter, open-label, dose-ranging study. Phase 2 is a randomized expansion phase in which subjects will be randomized in a 1:1:1 ratio to either one of two OCU410 dose groups or to an untreated control group. In April 2024, we announced medium dosing was complete in the second cohort of Phase 1/2 study. Six patients with GA have been dosed in the Phase 1/2 trial to date (low and medium dose). An additional three patients will be dosed with the high dose in the third cohort in the dose-escalation phase.
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
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative medicine cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing the patient's own chondrocytes, the cells responsible for maintaining cartilage health. Current surgical and nonsurgical treatment options are limited in their efficacy and durability. In prior clinical studies, Phase 2 and Phase 3, NeoCart has shown potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. NeoCart was shown to be generally well-tolerated and demonstrated greater clinical efficacy than microfracture surgery at two years after treatment. Based on this clinical benefit, the FDA granted a RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, we received concurrence from the FDA on the confirmatory Phase 3 trial design where chondroplasty will be used as a control group. We have completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. We intend to initiate the Phase 3 trial contingent on adequate availability of funding.
Inhaled Mucosal Vaccine Platform
We are party to an exclusive license agreement (as amended, "WU License Agreement") with The Washington University in St. Louis ("Washington University"), pursuant to which we licensed the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Europe, Japan, South Korea, Australia, China, and Hong Kong (the "Mucosal Vaccine Territory"). In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a major public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. We believe this novel delivery route may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. OCU500 will be tested via two different mucosal routes, inhalation and intranasal delivery. NIAID plans to submit an IND to initiate a Phase 1 clinical trial in mid-2024. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
Collaborative arrangement revenue	$1,014	$443	$571
Total Revenue	1,014	443	571
Operating expenses
Research and development	6,826	10,172	(3,346)
General and administrative	6,404	8,306	(1,902)
Total operating expenses	13,230	18,478	(5,248)
Loss from operations	(12,216)	(18,035)	5,819
Other income (expense), net	292	709	(417)
Net loss	$(11,924)	$(17,326)	$5,402
We believe the following table provides more transparency as to the type of research and development expenses incurred. The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023	Change
OCU400	$1,519	$1,230	$289
OCU410 and OCU410ST	494	1,142	(648)
NeoCart	274	339	(65)
COVAXIN	17	1,781	(1,764)
Inhaled mucosal vaccine platform	689	554	135
OCU200	185	(109)	294
Unallocated costs:
Research and development personnel costs	2,681	4,279	(1,598)
Facilities and other support costs	424	435	(11)
Other	543	521	22
Total research and development	$6,826	$10,172	$(3,346)
Collaborative arrangement revenue
Collaborative arrangement revenue decreased by $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.
Research and development expense
Research and development expense decreased by $3.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to $1.7 million related to the termination of the COVAXIN program and $1.6 million related to reduced headcount.

General and administrative expense
General and administrative expense decreased by $1.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to $1.5 million related to reduced headcount and $0.2 million in insurance expense.
Other income (expense), net
Other income (expense), net decreased by $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to $0.3 million in interest earned on our cash, cash equivalents, and investments balance.

Liquidity and Capital Resources
As of March 31, 2024, we had $26.4 million in cash and cash equivalents. We have not generated revenue from our product candidates to date, and have primarily funded our operations through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through March 31, 2024, we have raised an aggregate of $301.1 million to fund our operations, of which $287.3 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $3.3 million was from the issuance of debt, and $0.2 million was from grant proceeds.
During the year ended December 31, 2023, we issued and sold 30.0 million shares of our common stock at a public offering price of $0.50 per share pursuant to the May 2023 Public Offering. We received net proceeds of $14.8 million after deducting equity issuance costs.
During the year ended December 31, 2023, we sold 4.5 million shares of our common stock under the Sales Agreement and received net proceeds of $5.6 million after deducting equity issuance costs of $0.2 million. The Sales Agreement was terminated in February 2023.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $11.9 million and $17.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $298.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $14.2 and indebtedness of $2.8 million.
The following table provides a summary of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(10,595)	$(18,240)
Net cash (used in) provided by investing activities	(2,352)	3,441
Net cash (used in) provided by financing activities	(145)	5,496
Effect of changes in exchange rate on cash and cash equivalents	5	(1)
Net (decrease) in cash and cash equivalents	$(13,087)	$(9,304)
Operating activities
Cash used in operating activities was $10.6 million for the three months ended March 31, 2024, and primarily consisted of a net loss of $11.9 million adjusted for non-cash items including stock-based compensation of $1.8 million, depreciation and amortization of $0.2 million, non-cash lease expense of $0.1 million, other non-cash items of $1.0 million, and a change in net working capital of $1.7 million.
Cash used in operating activities was $18.2 million for the three months ended March 31, 2023, and primarily consisted of a net loss of $17.3 million adjusted for non-cash items including stock-based compensation of $2.7 million, non-cash expense from collaborative arrangements, net of $1.0 million, non-cash lease expense of $0.1 million, depreciation and amortization of $0.2 million, other non-cash items of $0.2 million, and a change in net working capital of $5.1 million.
Investing activities
Cash used by investing activities was $2.4 million for the three months ended March 31, 2024 compared to cash provided in investing activities of $3.4 million for the three months ended March 31, 2023. The decrease in cash provided by investing activities was entirely driven by an increase in purchases of property and equipment during the three months ended March 31, 2024.
Financing activities
Cash used by financing activities was $0.1 million for the three months ended March 31, 2024 compared to cash provided by financing activities of $5.5 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, cash used by financing activities primarily consisted of gross proceeds and tax payments of a combined $0.1 million received from the May 2023 Public Offering and pursuant to the Sales Agreement.
Contractual Obligations
We have commitments under certain licensing and development agreements, lease obligations, debt agreements, and consulting agreements. There have been no material changes to our contractual obligations as reported in our 2023 Annual Report.
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
As of March 31, 2024, we had cash and cash equivalents of approximately $26.4 million. This amount will not meet our capital requirements over the next 12 months. We believe that our cash and cash equivalents will enable us to fund our operations into the fourth quarter of 2024. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We will need to raise significant additional capital in order to fund our operations until we recognize significant revenue from product sales. Our management is currently evaluating different strategies to obtain the funding required for our future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including, but not limited to the impact of the geopolitical turmoil, macroeconomic conditions, and the impact of inflation and as a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
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
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2023 Annual Report.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective because of a material weakness related to the design and operating effectiveness of controls over the accounting for collaborative arrangements that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Notwithstanding the identified material weakness, the Company’s management, including our principal executive officer and principal financial officer, has concluded the Company’s Condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, the Company's management has taken steps to remediate the identified material weaknesses. This includes plans to improve the design and operation of their controls over the technical accounting analysis, the determination of the transaction price, calculating the progress towards the satisfaction of the performance obligations under the collaborative arrangements, and determining the value of the non-cash consideration received under collaborative arrangements. Specifically, the Company plans to implement the following: dedicating personnel resources with the appropriate level of proficiency to review any new arrangements on a timely basis; obtaining relevant information from third parties on a timely basis, including actual costs incurred, actual noncash consideration received, and estimates to complete; and increasing the level of review activities over the accounting for collaborative arrangements during the financial statement close process. The material weakness cannot be considered remediated until the newly designed controls operate effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control Over Financial Reporting
Except for on-going remediation related to the material weaknesses above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of legal proceedings, see Note 13 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2023 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
During the period covered by this Quarterly Report on Form 10-Q, there were no sales by us of unregistered securities or purchases of equity securities by us that were not previously reported by us in a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2024, none of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits.
The exhibits listed below are filed or furnished in this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Amendment to Second Amended and Restated Bylaws of Ocugen, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K as filed on March 20, 2024, and incorporated herein by reference)

10.1*	Executive Employment Agreement, dated as of March 18, 2024, by and between the Registrant and Huma Qamar

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Interim Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Interim Chief Accounting Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: May 14, 2024	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer)

Dated: May 14, 2024	/s/ Michael Breininger
Michael Breininger, CPA, MBA, LSSBB Corporate Controller, Interim Chief Accounting Officer (Principal Financial Officer)