Form 10-Q
period 2024-06-30
Ocugen, Inc.
filed 2024-08-08
CIK 1372299

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of August 2, 2024 there were 287,857,769 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on April 16, 2024 (the "2023 Annual Report") and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 14, 2024 (the "First Quarter 10-Q") include, among other things, statements about:
•our estimates regarding expenses, future revenues, and capital requirements, as well as the timing, availability of, and the need for, additional financing to continue to advance our product candidates;
•our activities with respect to OCU400, OCU410 and OCU410ST including the results from our ongoing Phase 1/2 trials, our ability to continue dosing patients for our Phase 3 trial for OCU400 for the treatment of retinitis pigmentosa ("RP"), our ability to reach alignment with the United States Food and Drug Administration ("FDA") on the Phase 3 study design for OCU400 for the treatment of Leber congenital amaurosis ("LCA"), and our ability to subsequently initiate and complete a Phase 3 trial;
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
•matters relating to or arising from the restatement of our previously issued financial statements included in our 2022 Annual Report on Form 10-K as well as unaudited interim financial statements included in our Quarterly Reports on Forms 10-Q for each of the quarterly and year to date periods ended September 30, 2022, June 30, 2022, March 31, 2022, September 30, 2023, June 30, 2023, and March 31, 2023;

•our ability to comply with stringent United States and applicable foreign government regulations with respect to the manufacturing of pharmaceutical products, including compliance with current Good Manufacturing Practice regulations, and other relevant regulatory authorities;
•the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers; and
•other matters discussed under the heading "Risk Factors" contained in the 2023 Annual Report, the First Quarter 10-Q, and in any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our 2023 Annual Report and in our First Quarter 10-Q, particularly under the section titled "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$15,697	$39,462
Prepaid expenses and other current assets	2,920	3,509
Total current assets	18,617	42,971
Property and equipment, net	17,474	17,290
Restricted cash	302	—
Other assets	4,149	4,286
Total assets	$40,542	64,547
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,391	$3,172
Accrued expenses and other current liabilities	12,814	13,343
Operating lease obligations	461	574
Current portion of long term debt	1,306	—
Total current liabilities	17,972	17,089
Non-current liabilities
Operating lease obligations, less current portion	3,546	3,567
Long term debt, net	1,552	2,800
Other non-current liabilities	545	527
Total non-current liabilities	5,643	6,894
Total liabilities	23,615	23,983
Commitments and contingencies (Note 13)
Stockholders' equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023
Series B; zero shares issued and outstanding at June 30, 2024 and 54,745 shares issued and outstanding at December 31, 2023	—	1
Common stock; $0.01 par value; 295,000,000 shares authorized, 257,542,624 and 256,688,304 shares issued, and 257,421,124 and 256,566,804 shares outstanding at June 30, 2024 and December 31, 2023, respectively	2,576	2,567
Treasury stock, at cost, 121,500 shares at June 30, 2024 and December 31, 2023	(48)	(48)
Additional paid-in capital	327,742	324,191
Accumulated other comprehensive income	28	20
Accumulated deficit	(313,371)	(286,167)
Total stockholders' equity	16,927	40,564
Total liabilities and stockholders' equity	$40,542	$64,547
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Collaborative arrangement revenue	$1,141	$485	$2,155	$928
Total revenue	1,141	485	2,155	928
Operating expenses
Research and development	8,902	14,574	15,728	24,746
General and administrative	7,688	9,451	14,092	17,757
Total operating expenses	16,590	24,025	29,820	42,503
Loss from operations	(15,449)	(23,540)	(27,665)	(41,575)
Other income (expense), net	169	475	461	1,184
Net loss	$(15,280)	$(23,065)	$(27,204)	$(40,391)
Other comprehensive income (loss)
Foreign currency translation adjustment	3	(2)	8	(3)
Unrealized gain (loss) on marketable securities	$—	$(1)	$—	$(1)
Comprehensive loss	$(15,277)	$(23,068)	$(27,196)	$(40,395)

Net loss — basic and diluted	(15,280)	(23,065)	(27,204)	(40,391)
Redeemed Series B convertible preferred stock	4,988	—	4,988	—
Net loss available to common shareholders— basic and diluted	(10,292)	(23,065)	(22,216)	(40,391)
Shares used in calculating net loss per common share — basic and diluted	257,353,857	238,311,498	257,293,247	231,952,888
Net loss per share available to common shareholders — basic and diluted	$(0.04)	$(0.10)	$(0.09)	$(0.17)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	54,745	$1	256,688,304	$2,567	$(48)	$324,191	$20	$(286,167)	$40,564
Stock-based compensation expense	—	—	—	—	—	1,761	—	—	1,761
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	758,460	8	—	(153)	—	—	(145)
Other comprehensive income (loss)	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(11,924)	(11,924)
Balance at March 31, 2024	54,745	$1	257,446,764	$2,575	$(48)	$325,799	$25	$(298,091)	$30,261
Stock-based compensation expense	—	—	—	—	—	1,898	—	—	1,898
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	95,860	1	—	44	—	—	45
Series B Convertible Preferred Stock redemption	(54,745)	(1)	—	—	—	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	(15,280)	(15,280)
Balance at June 30, 2024	—	$—	257,542,624	$2,576	$(48)	$327,742	$28	$(313,371)	$16,927

OCUGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	54,745	$1	221,721,182	$2,217	$(48)	$294,874	$26	$(223,089)	$73,981
Stock-based compensation expense	—	—	—	—	—	2,689	—	—	2,689
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	348,555	3	—	(4)	—	—	(1)
Issuance of common stock for capital raises, net	—	—	4,478,956	45	—	5,514	—	—	5,559
Other comprehensive income (loss)	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	(17,326)	(17,326)
Balance at March 31, 2023	54,745	$1	226,548,693	$2,265	$(48)	$303,073	$25	$(240,415)	$64,901
Stock-based compensation expense	—	—	—	—	—	2,632	—	—	2,632
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	59,859	1	—	9	—	—	10
Issuance of common stock for capital raises, net	—	—	30,000,000	300	—	14,467	—	—	14,767
Other comprehensive income (loss)	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	(23,065)	(23,065)
Balance at June 30, 2023	54,745	$1	256,608,552	$2,566	$(48)	$320,181	$22	$(263,480)	$59,242
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(27,204)	$(40,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	757	348
Amortization (accretion) on marketable securities	—	(182)
Non-cash interest expense	57	54
Non-cash lease expense	229	265
Non-cash (income) expense from collaborative arrangements, net	1,745	1,392
Stock-based compensation expense	3,659	5,321
Impairment of advance for COVAXIN supply	—	4,074
Loss on disposal of fixed assets related to COVAXIN	—	363
Other	19	439
Changes in assets and liabilities:
Prepaid expenses and other current assets	567	572
Accounts payable and accrued expenses	(113)	(9,049)
Lease obligations	(222)	(252)
Net cash used in operating activities	(20,506)	(37,046)
Cash flows from investing activities
Purchases of marketable securities	—	(3,947)
Proceeds from the maturities of marketable securities	—	17,500
Purchases of property and equipment	(2,865)	(4,389)
Net cash (used in) provided by investing activities	(2,865)	9,164
Cash flows from financing activities
Proceeds (payments) from issuance of common stock, net	(100)	20,690
Payment of equity issuance costs	—	(222)
Proceeds from issuance of debt	—	500
Payment of debt issuance costs	—	(68)
Net cash (used in) provided by financing activities	(100)	20,900
Effect of changes in exchange rate on cash, cash equivalents, and restricted cash	8	(3)
Net (decrease) in cash, cash equivalents, and restricted cash	(23,463)	(6,985)
Cash, cash equivalents, and restricted cash at beginning of period	39,462	77,563
Cash, cash equivalents, and restricted cash at end of period	$15,999	$70,578
Supplemental disclosure of non-cash investing and financing transactions:
Equity issuance costs	$—	$133
Purchases of property and equipment	$246	$2,637
Series B Convertible Preferred Stock redemption	$1	$—
Right-of-use asset related to operating leases	$103	$—
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
Our technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), the Company believes its modifier gene therapy platform has the potential to address many retinal diseases, including rare genetic diseases such as retinitis pigmentosa ("RP") (OCU400) and Leber congenital amaurosis ("LCA") (OCU400), with a gene-agnostic approach. The Company also believes its modifier gene therapy platform has the potential to address multifactorial retinal diseases including dry age-related macular degeneration ("dAMD") using OCU410, which affects millions of patients in the United States alone, and Stargardt disease (OCU410ST), which is also a rare genetic disease. The Company received clearance from FDA to initiate a Phase 3 trial for OCU400 for the treatment of RP and dosed its first patient in June 2024. After completion of Phase 1/2 for OCU400 for the treatment of LCA, the Company will discuss alignment for Phase 3 strategy with the FDA. Currently both OCU410, for the treatment of geographic atrophy ("GA"), an advanced form of dAMD, and OCU410ST, for the treatment of Stargardt disease, are in Phase 1/2 clinical development, with OCU410 initiating Phase 2 dosing. In OCU410 GA study, low, medium, and high dose cohorts were completed to date. In OCU410ST Stargardt study, low and medium dose cohorts were completed to date, and the Company is proceeding to dose with the high dose in the dose-escalation phase of the trial.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The Company continues to work with the FDA to address comments to lift the clinical hold on its IND application for OCU200.
•Regenerative Cell Therapy Platform — The Company's Phase 3-ready regenerative cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. The Company received concurrence from the FDA on the confirmatory Phase 3 trial design and has completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility to support clinical study and initial commercial launch. This facility is needed to generate patient-specific NeoCart implant from chondrocytes derived from knee biopsy.
•Inhaled Mucosal Vaccine Platform — The Company's next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. The Company has completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. The Company is currently collaborating with the National Institute of Allergy and Infectious Diseases ("NIAID") for early clinical studies for OCU500. NIAID plans to submit an IND to initiate a Phase 1 clinical trial in 2024. The Company is continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for its OCU510 and OCU520 platforms.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $27.2 million and $40.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $313.4 million and cash, cash equivalents, and restricted cash totaling $16.0 million. This amount plus the amounts raised subsequent to June 30, 2024, as discussed in Note 14, will not meet the Company's capital requirements over the next 12 months after the date that the condensed consolidated financial statements are issued. The Company believes that its cash and cash equivalents as of June 30, 2024, as well as the amount raised subsequent to June 30, 2024, are expected to enable it to fund its operations into the third quarter of 2025. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be wrong, and the Company's operating plan may change as a result of many factors currently unknown to the Company.
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

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recorded $0.2 million and $0.5 million as interest income for the three and six months ended June 30, 2024, respectively. The Company recorded $0.5 million and $1.2 million as interest income for the three and six months ended June 30, 2023, respectively. The Company's restricted cash balance as of June 30, 2024 consisted of cash held to collateralize a corporate credit card account and a line of credit related to an operating lease in the event of a payment default.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2024	2023
Cash and cash equivalents	$15,697	$70,578
Restricted cash	302	—
Total cash, cash equivalents, and restricted cash	$15,999	$70,578
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, and restricted cash. The Company's cash, cash equivalents, and restricted cash are held in accounts at financial institutions that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk beyond the standard credit risk associated with commercial banking relationships.
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
TSR ranking. The Company's TSR, over a three-year period, is relative to the TSR, for that same period, as related to other companies within the Nasdaq Biotechnology index. This assumption is only used for the market-based PSUs.
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
3.     License and Development Agreements
Co-Development and Commercialization Agreement with CanSino Biologics, Inc.
The Company entered into a co-development and commercialization agreement with CanSino Biologics, Inc. ("CanSinoBIO") with respect to the development and commercialization of the Company's modifier gene therapy product candidates, OCU400, OCU410, and OCU410ST. The co-development and commercialization agreement was originally entered into in September 2019 ("the Original CanSinoBIO Agreement") with regards to OCU400 and was subsequently amended in September 2021 and November 2022 ("the Amendments"), to include OCU410 and OCU410ST, respectively. The Company concluded that the Original CanSinoBIO Agreement and the Amendments are separate contracts (collectively referred to as the "CanSinoBio Agreements"). Pursuant to the CanSinoBIO Agreements, the Company and CanSinoBIO are collaborating on the development of the Company's modifier gene therapy platform. CanSinoBIO is responsible for the chemistry, manufacturing, and controls development and manufacture of clinical supplies of such products and is responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize the Company's modifier gene therapy platform in and for China, Hong Kong, Macau, and Taiwan (the "CanSinoBIO Territory"), and the Company maintains exclusive development, manufacturing, and commercialization rights with respect to the Company's modifier gene therapy platform outside the CanSinoBIO Territory (the "Company Territory").
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

The services provided by CanSinoBIO are recorded as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as a contract liability within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $2.2 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the consolidated statements of operations and comprehensive loss as research and development expense and was approximately $0.4 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

The contract liability was $8.8 million and $12.6 million as of June 30, 2024 and 2023, respectively. Revenue recognized for the six months ended June 30, 2024, that was included in the contract liabilities balances as of January 1, 2024 was approximately $2.2 million. Revenue recognized for the six months ended June 30, 2023, that was included in the contract liabilities balances as of January 1, 2023, was approximately $0.9 million.
4.    Fair Value Measurements
The valuation of the Company's cash, cash equivalents, and restricted cash totaling $16.0 million, which includes $15.3 million in money markets, as of June 30, 2024, utilized Level 1 inputs. Further, the Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement (as defined in Note 8) approximate their carrying value.

5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Furniture and fixtures	$370	$337
Machinery and equipment	2,949	1,557
Leasehold improvements	16,001	2,086
Construction in progress	120	14,540
Total property and equipment	19,440	18,520
Less: accumulated depreciation	(1,966)	(1,230)
Total property and equipment, net	$17,474	$17,290
6.    Operating Leases
The Company has commitments under operating leases for office, laboratory, and manufacturing space in Malvern, Pennsylvania and other locations. The Company's corporate headquarters, located in Malvern, Pennsylvania, lease has an initial term of approximately seven years and includes options to extend the lease for up to 10 years. The Company's current GMP facility, located in Malvern, Pennsylvania, lease has an initial term of seven years and includes an option to extend the lease for up to five years, which the Company has elected to account for since it is reasonably certain that the Company will exercise such option. The Company leases two other general use facilities, within the United States, which have initial terms of two to three years and contain no option to extend.

The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2024	$413
2025	845
2026	869
2027	867
2028	884
2029	705
Thereafter	$978
Total	$5,561
Less: present value adjustment	(1,554)
Present value of minimum lease payments	$4,007
7.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Research and development	$671	$212
Clinical	464	84
Professional fees	718	580
Employee-related	1,723	1,791
Deferred revenue relating to collaborative arrangements	8,780	10,525
Other	458	151
Total accrued expenses and other current liabilities	$12,814	$13,343

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
In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, including accrued interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of June 30, 2024.
The carrying values of the borrowings pursuant to the Original Offering as of June 30, 2024 and December 31, 2023 are summarized below (in thousands):

	June 30, 2024	December 31, 2023
Principal outstanding	$2,500	$2,500
Plus: accrued interest	450	400
Less: unamortized debt issuance costs	(92)	(100)
Carrying value, net	2,858	2,800
Less: current portion of long term debt	(1,306)	—
Long term debt, net of current portion	$1,552	$2,800
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
Each share of Series B Convertible Preferred Stock was convertible, at the option of Bharat Biotech, into 10 shares of the Company's common stock (the "Conversion Ratio") only after (i) the Company received stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation, which the Company received in April 2021, and (ii) the Company's receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement, and further on the terms and subject to the conditions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. The conversion rate of the Series B Convertible Preferred Stock was subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to the Company's common stock. In May 2024, Bharat Biotech and the Company entered into a Preferred Stock Forfeiture Agreement whereby the outstanding shares of Series B Convertible Preferred Stock were redeemed.
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
In April 2023, the FDA announced the cancellation of all emergency use authorizations ("EUA") issued with respect to monovalent COVID-19 vaccine formulations. Consequently, the Company determined it was no longer commercially viable to further the development of COVAXIN in its North American territories. During the three and six months ended June 30, 2023, the Company wrote off the remaining balance of the short-term asset for the advanced payment for the supply of COVAXIN of $4.1 million to research and development expense in the consolidated statements of operations and comprehensive loss. As referenced above, in May 2024, the outstanding shares of Series B Convertible Preferred Stock were redeemed.
10.    Warrants
OpCo Warrants
Beginning in 2016, OpCo issued warrants to purchase the Company's common stock (the "OpCo Warrants"). As of June 30, 2024 and December 31, 2023, 0.6 million OpCo Warrants were outstanding. As of June 30, 2024, the outstanding OpCo Warrants had a weighted average exercise price of $6.23 per share and expire between 2026 and 2027.
11.    Stock-Based Compensation
Stock-based compensation expense for stock options, RSUs and PSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
General and administrative	$1,333	$1,987	$2,649	$3,939
Research and development	565	645	1,010	1,382
Total	$1,898	$2,632	$3,659	$5,321
As of June 30, 2024, the Company had $8.8 million of unrecognized stock-based compensation expense related to stock options, RSUs and PSUs outstanding, which is expected to be recognized over a weighted-average period of 1.7 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of June 30, 2024, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 38.6 million equity awards in respect to the Company's common stock, respectively. The 2014 Plan and 2019 Plan have 0.5 million and 16.4 million equity awards remaining available for future grant, respectively, as of June 30, 2024. In addition to stock options, PSUs and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.

Stock Options to Purchase Common Stock
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2023	13,161,228	$2.38	7.86	$337
Granted	3,661,636	0.93		49
Exercised	(168,083)	0.65		91
Forfeited	(657,130)	3.79		80
Options outstanding at June 30, 2024	15,997,651	$2.01	7.87	$5,536
Options exercisable at June 30, 2024	9,576,154	$2.39	7.08	$2,483
The weighted average grant date fair values of stock options granted during the three and six months ended June 30, 2024 were $1.27 and $0.77, respectively. The weighted average grant date fair values of stock options granted during the three and six months ended June 30, 2023 were $0.43 and $0.88, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2024 were $0.8 million and $5.7 million, respectively. The total fair values of stock options vested during the three and six months ended June 30, 2023 were $2.5 and $8.1 million, respectively.
RSUs
The following table summarizes the Company's RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at December 31, 2023	2,982,661	$1.63
Granted	39,738	$0.51
Vested	(983,511)	$1.92
Forfeited	(54,320)	$1.64
RSUs outstanding at June 30, 2024	1,984,568	$1.47
PSUs
In December 2023, pursuant to the 2019 Plan, the Compensation Committee of the Company's Board of Directors adopted a performance restricted stock unit agreement (the "PSU Agreement"). Pursuant to the PSU Agreement, the Company granted 615,467 and 256,885 of market-based performance stock units at target on January 2, 2024 and April 16, 2024, respectively. All of these PSUs cliff vest after the requisite service period ending on December 31, 2026. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company's total shareholder return ("TSR") as compared to the TSR of the other companies within the Nasdaq Biotechnology Index over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
The following table summarizes the PSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
PSUs outstanding at December 31, 2023	—	$—
Granted	872,352	$1.71
Vested	—	$—
Forfeited	—	$—
PSUs outstanding at June 30, 2024	872,352	$1.71

12.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss — basic and diluted	(15,280)	(23,065)	(27,204)	(40,391)
Redeemed Series B convertible preferred stock	4,988	—	4,988	—
Net loss available to common shareholders— basic and diluted	(10,292)	(23,065)	(22,216)	(40,391)
Shares used in calculating net loss per common share — basic and diluted	257,353,857	238,311,498	257,293,247	231,952,888
Net loss per share available to common shareholders — basic and diluted	$(0.04)	$(0.10)	$(0.09)	$(0.17)
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	June 30,
	2024	2023
Stock options to purchase common stock	15,997,651	14,138,935
RSUs	1,984,568	3,446,823
PSUs	872,352	—
Warrants	628,834	628,834
Series B Convertible Preferred Stock (as converted to common stock)	—	547,450
Total	19,483,405	18,762,042
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

Contingencies
In June 2021, a securities class action lawsuit was filed against the Company and certain of its agents in the U.S. District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:21-cv-02725) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the announcement of the Company's decision to pursue the submission of a Biologics License Application ("BLA") for COVAXIN for adults ages 18 years and older rather than pursuing an EUA. In July 2021, a second securities class action lawsuit was filed against the Company and certain of its agents in the Court (Case No. 2:21-cv-03182) that also purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on the same statements as the first complaint. In March 2022, the Court consolidated these two related securities class action lawsuits and appointed a lead plaintiff. In March 2024, the Third Circuit affirmed the Court's decision to dismiss with prejudice the consolidated securities class action lawsuits.
In August 2021, a stockholder derivative lawsuit was filed derivatively on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-03876) that purported to state a claim for breach of fiduciary duty and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on facts and circumstances relating to the securities class action lawsuits and seeking contribution and indemnification in connection with claims asserted in the securities class action lawsuits. In September 2021, a second stockholder derivative lawsuit was filed derivatively on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:21-cv-04169) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, waste of corporate assets, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the same allegations as the first complaint. The parties to both stockholder derivative lawsuits stipulated to the consolidation of the two stockholder derivative lawsuits. In April 2024, the Court dismissed without prejudice the consolidated stockholder derivative lawsuits.
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

In May 2024, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:24-cv-02234) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the facts and circumstances relating to the securities class action and seeking damages and certain governance reforms in connection with claims asserted in the securities class action. In June 2024, the Court approved the parties’ joint stipulation for an order staying the derivative lawsuit pending resolution of a motion to dismiss in the related securities class action. In July 2024, two additional stockholder derivative lawsuits were filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:24-cv-03119 and Case 2:24-cv-03209) asserting similar facts and claims as the first complaint.
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
14.    Subsequent Event
Subsequent to June 30, 2024, the Company's certificate of incorporation was amended to increase the total number of shares of all classes of stock the Company has authority to issue to four hundred million shares. This consists of three hundred ninety million shares of Common Stock, par value $0.01 per share (the "Common Stock"), and ten million shares of Preferred Stock, par value $0.01 per share ("the Preferred Stock").

Subsequent to June 30, 2024, the Company entered into an underwriting agreement with an underwriter, pursuant to which the Company agreed to issue and sell 30.4 million shares of its common stock, par value $0.01 per share, at a public offering price of $1.15 per share (the "July 2024 Public Offering"). Pursuant to the terms of the underwriting agreement, the Company granted to the underwriter a 30-day option to purchase up to an additional 4,565,217 shares of common stock at the offering price (the

“Option Shares”) at the public offering price, less underwriting discounts and commissions. The net proceeds to the Company from the offering, excluding any exercise by the underwriter of its 30-day option to purchase any of the Option Shares, are expected to be approximately of $32.6 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The July 2024 Public Offering was made pursuant to the Company's Registration Statement on Form S-3, which was previously filed with the SEC and became effective on May 1, 2024.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2023, included in our 2023 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the "Risk Factors" section included in our 2023 Annual Report and First Quarter 10-Q, the "Risk Factors" and "Disclosure Regarding Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biotechnology company focused on discovering, developing, and commercializing novel gene and cell therapies and vaccines that improve health and offer hope for patients across the globe.
Our technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), we believe our modifier gene therapy platform has the potential to address many retinal diseases, including rare genetic diseases such as retinitis pigmentosa ("RP") (OCU400) and Leber congenital amaurosis ("LCA") (OCU400), with a gene-agnostic approach. We also believe our modifier gene therapy platform has the potential to address multifactorial retinal diseases including dry age-related macular degeneration ("dAMD") using OCU410, which affects millions of patients in the United States alone, and Stargardt disease (OCU410ST), which is also a rare genetic disease. We received clearance from FDA to initiate a Phase 3 trial for OCU400 for the treatment of RP and dosed our first patient in June 2024. After completion of Phase 1/2 for OCU400 for the treatment of LCA, we will discuss alignment for Phase 3 strategy with the FDA. Currently both OCU410, for the treatment of geographic atrophy ("GA"), an advanced form of dAMD, and OCU410ST, for the treatment of Stargardt disease, are in Phase 1/2 clinical development, with OCU410 initiating Phase 2 dosing. In OCU410 GA study, low, medium, and high dose cohorts were completed to date. In OCU410ST Stargardt study, low and medium dose cohorts were completed to date, and we are proceeding to dose with the high dose in the dose-escalation phase of the trial.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet AMD. Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. We continue to work with the FDA to address comments to lift the clinical hold on our IND application for OCU200.
•Regenerative Cell Therapy Platform — Our Phase 3-ready regenerative cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. We received concurrence from the FDA on the confirmatory Phase 3 trial design and have completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility to support clinical study and initial commercial launch. This facility is needed to generate patient-specific NeoCart implant from chondrocytes derived from knee biopsy.
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. We have completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. We are currently collaborating with the National Institute of Allergy and Infectious Diseases ("NIAID") for early clinical studies for OCU500. NIAID plans to submit an IND to initiate a Phase 1 clinical trial in 2024. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.

Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal diseases ("IRDs"), such as RP, LCA, Stargardt disease; and multifactorial diseases such as dAMD. Our modifier gene therapy platform is based on the use of NHRs, which have the potential to achieve homeostasis — the basic biological processes in the retina to restore a healthy state from a diseased state. Unlike single gene replacement therapies, which only target one genetic mutation, our modifier gene therapy platform, through its use of NHRs, represents a unique, gene-agnostic approach to address not just the mutated gene but provide a molecular "reset" of health and survival of gene networks. OCU400, our first product candidate in our modifier gene therapy platform, has received Orphan Drug Designation ("ODD") from the FDA for RP and LCA, a regenerative medicine advanced therapy ("RMAT") designation for the treatment of RP associated with NR2E3 and rhodopsin ("RHO") mutations from the FDA, and Orphan Medicinal Product Designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA. These broad ODD, RMAT, and OMPD designations further support the broad (gene-agnostic) therapeutic potential of OCU400 to treat multiple IRDs such as RP and LCA associated with mutations in multiple genes.
We completed enrolling, dosing, and recruiting RP and LCA patients in the Phase 1/2 trial for OCU400. The objective of this study was to assess the safety and efficacy of unilateral subretinal administration of OCU400 in NR2E3 and rhodopsin ("RHO")-related RP patients and centrosomal protein 290 ("CEP290")-related LCA patients in the United States.

In February 2024, in continuation of the preliminary analyses update, we announced an update for 18 participants. The trial update was an extension of the positive preliminary data from September 2023. The positive trial update demonstrated that OCU400 continued to be generally safe and well-tolerated in subjects across different mutations and dose levels. 89% of participants demonstrated preservation or improvement in OCU400 treated eyes either on best corrected visual acuity ("BCVA") or low-luminance visual acuity ("LLVA") or multi-luminance mobility test ("MLMT") scores from baseline. 78% of participants demonstrated stabilization or improvement in OCU400 treated eyes in MLMT scores from baseline. 80% of RHO mutation subjects experienced either stabilization or increase in MLMT scores from baseline.

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

In April 2024, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) reviewed the study design, endpoints and planned statistical analysis of the pivotal OCU400 Phase 3 liMeliGhT clinical trial for retinitis pigmentosa (RP) and provided acceptability of the U.S.-based trial for submission of a Marketing Authorization Application (MAA). The EMA provided this opinion based on safety, tolerability, and efficacy of OCU400 demonstrated in the Phase 1/2 study.
In June 2024, the first patient was dosed in the Phase 3 trial for OCU400 for the treatment of RP. With the first dosing of the Phase 3 trial, OCU400 remains on track for the 2026 BLA and MAA approval targets. After completion of Phase 1/2 for OCU400 for the treatment of LCA, we will discuss alignment for Phase 3 strategy with the FDA.
In August 2024, we received notification from FDA to begin our expanded access program ("EAP") for the treatment of adult patients with RP with OCU400. This program is available for patients with early, intermediate to advanced RP with at least minimal retinal preservation who may benefit from the mechanism of action of OCU400 prior to approval of the BLA.
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
Currently both OCU410 and OCU410ST programs are in Phase 1/2 clinical development.
In December 2023, the first patient was dosed in the Phase 1/2 trial to assess the safety and efficacy of OCU410 for geographic atrophy ("GA") secondary to dAMD. Phase 1 is a multicenter, open-label, dose-ranging study. Phase 2 is a randomized expansion phase in which subjects will be randomized in a 1:1:1 ratio to either one of two OCU410 dose groups or to an untreated control group. In May 2024, we announced that the Data Safety and Monitoring Board ("DSMB") approved to proceed dosing with the high dose of OCU410 in the dose-escalation phase of the study and concurrently initiate Phase 2 dosing. In July 2024, we announced the high dose was complete in the third cohort of Phase 1/2 study. Nine patients with GA have been dosed in the Phase 1/2 trial to date (low, medium and high dose).
In November 2023, the first patient was dosed in the Phase 1/2 trial to assess the safety and efficacy of OCU410ST for Stargardt disease. Phase 1 is a multicenter, open-label, dose ranging study. Phase 2 will be a randomized, outcome accessor-blinded, dose-expansion study in which adult and pediatric subjects will be randomized in a 1:1:1 ratio to either one of two OCU410ST dose groups or to an untreated control group. In June 2024, we announced that the Data Safety and Monitoring Board ("DSMB") approved to proceed dosing with the high dose of OCU410ST, and we initiated dosing in the high dose cohort.
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
Regenerative Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing the patient's own chondrocytes, the cells responsible for maintaining cartilage health. Current surgical and nonsurgical treatment options are limited in their efficacy and durability. In prior clinical studies, Phase 2 and Phase 3, NeoCart has shown potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. NeoCart was shown to be generally well-tolerated and demonstrated greater clinical efficacy than microfracture surgery at two years after treatment. Based on this clinical benefit, the FDA granted a RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, we received concurrence from the FDA on the confirmatory Phase 3 trial design where chondroplasty will be used as a control group. We have completed renovating an existing facility into a current Good Manufacturing Practice ("GMP") facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. We intend to initiate the Phase 3 trial contingent on adequate availability of funding.
Inhaled Mucosal Vaccine Platform
We are party to an exclusive license agreement (as amended, "WU License Agreement") with The Washington University in St. Louis ("Washington University"), pursuant to which we licensed the rights to develop, manufacture, and commercialize an inhaled mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Europe, Japan, South Korea, Australia, China, and Hong Kong (the "Mucosal Vaccine Territory"). In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a major public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. We believe this novel delivery route may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. OCU500 will be tested via two different mucosal routes, inhalation and intranasal delivery. NIAID plans to submit an IND to initiate a Phase 1 clinical trial in 2024. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024	2023	Change
Collaborative arrangement revenue	$1,141	$485	$656
Total Revenue	1,141	485	656
Operating expenses
Research and development	8,902	14,574	(5,672)
General and administrative	7,688	9,451	(1,763)
Total operating expenses	16,590	24,025	(7,435)
Loss from operations	(15,449)	(23,540)	8,091
Other income (expense), net	169	475	(306)
Net loss	$(15,280)	$(23,065)	$7,785
We believe the following table provides more transparency as to the type of research and development expenses incurred. The following table summarizes our research and development expenses by product candidate for the three months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,
	2024	2023	Change
OCU400	$2,180	$1,377	$803
OCU410 and OCU410ST	1,197	1,142	55
NeoCart	28	433	(405)
COVAXIN	56	6,485	(6,429)
Inhaled mucosal vaccine platform	807	2	805
OCU200	92	442	(350)
Unallocated costs:
Research and development personnel costs	3,164	4,065	(901)
Facilities and other support costs	879	374	505
Other	499	254	245
Total research and development	$8,902	$14,574	$(5,672)
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.
Research and development expense
Research and development expense decreased by $5.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to $6.4 million related to the termination of the COVAXIN program. The decrease was partially offset by an increase of $0.8 million related to OCU500, which is driven by an increase in preclinical activities and GMP manufacturing of Phase 1 clinical trial material.

General and administrative expense
General and administrative expense decreased by $1.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to $1.0 million in professional services fees and $0.8 million related to reduced headcount.
Other income (expense), net
Other income (expense), net decreased by $0.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to $0.3 million in interest earned on our cash, cash equivalents, and restricted cash as well as our investment balance.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes the results of our operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023	Change
Collaboration revenue	$2,155	$928	$1,227
Total revenues	2,155	928	1,227
Operating expenses
Research and development	15,728	24,746	(9,018)
General and administrative	14,092	17,757	(3,665)
Total operating expenses	29,820	42,503	(12,683)
Loss from operations	(27,665)	(41,575)	13,910
Other income (expense), net	461	1,184	(723)
Net loss	$(27,204)	$(40,391)	$13,187
We believe the following table provides more transparency as to the type of research and development expenses incurred. The following table summarizes our research and development expenses by product candidate for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023	Change
OCU400	$3,699	$2,607	$1,092
OCU410 and OCU410ST	1,681	2,284	(603)
NeoCart	355	772	(417)
COVAXIN	73	8,266	(8,193)
Inhaled mucosal vaccine platform	1,496	556	940
OCU200	277	333	(56)
Unallocated costs:
Research and development personnel costs	5,844	8,343	(2,499)
Facilities and other support costs	1,377	809	568
Other	926	776	150
Total research and development	$15,728	$24,746	$(9,018)
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $1.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.

Research and development expense
Research and development expense decreased by $9.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to $8.2 million related to the termination of the COVAXIN program and $2.5 million related to reduced headcount. These decreases were partially offset by an increase of $1.1 million related to OCU400, which is driven by an increase in co-development services provided by our collaboration arrangements business partner and $0.9 million related to OCU500, which is driven by an increase in preclinical activities and GMP manufacturing of Phase 1 clinical trial material.
General and administrative expense
General and administrative expense decreased by $3.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to $0.9 million in professional services fees, $2.4 million related to reduced headcount, and $0.3 million in insurance expense.
Other income (expense), net
Other income (expense), net decreased by $0.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to $0.7 million in interest earned on our cash, cash equivalents, and restricted cash as well as our investment balance.

Liquidity and Capital Resources
As of June 30, 2024, we had $16.0 million in cash, cash equivalents, and restricted cash. We have not generated revenue from our product candidates to date, and have primarily funded our operations through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through June 30, 2024, we have raised an aggregate of $301.2 million to fund our operations, of which $287.4 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $3.3 million was from the issuance of debt, and $0.2 million was from grant proceeds.
During the year ended December 31, 2023, we issued and sold 30.0 million shares of our common stock at a public offering price of $0.50 per share pursuant to an underwriting agreement (the "May 2023 Public Offering"). We received net proceeds of $14.8 million after deducting equity issuance costs.
During the year ended December 31, 2023, we sold 4.5 million shares of our common stock under the At Market Issuance Sales Agreement ("Sales Agreement") with certain agents and received net proceeds of $5.6 million after deducting equity issuance costs of $0.2 million. The Sales Agreement was terminated in February 2023.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $27.2 million and $40.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $313.4 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $16.2 and indebtedness of $2.9 million.

The following table provides a summary of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(20,506)	$(37,046)
Net cash (used in) provided by investing activities	(2,865)	9,164
Net cash (used in) provided by financing activities	(100)	20,900
Effect of changes in exchange rate on cash, cash equivalents, and restricted cash	8	(3)
Net (decrease) in cash, cash equivalents, and restricted cash	$(23,463)	$(6,985)
Operating activities
Cash used in operating activities was $20.5 million for the six months ended June 30, 2024, and primarily consisted of a net loss of $27.2 million adjusted for non-cash items including stock-based compensation of $3.7 million, depreciation and amortization of $0.8 million, non-cash lease expense of $0.2 million, other non-cash items of $1.8 million, and a change in net working capital of $0.2 million.
Cash used in operating activities was $37.0 million for the six months ended June 30, 2023, and primarily consisted of a net loss of $40.4 million adjusted for non-cash items including $4.4 million in expenses related to COVAXIN, due to the impairment of the advanced payment for the supply of COVAXIN as well as the associated loss on the disposal of related fixed assets, stock-based compensation of $5.3 million, non-cash expense from collaborative arrangements, net of $1.4 million, non-cash lease expense of $0.3 million, depreciation and amortization of $0.4 million, other non-cash items of $0.3 million, and a change in net working capital of $8.7 million.
Investing activities
Cash used in investing activities was $2.9 million for the six months ended June 30, 2024 , and primarily consisted of payments related to the purchases of property and equipment. Cash provided by investing activities was $9.2 million for the six months ended June 30, 2023, and primarily consisted of gross proceeds of $17.5 million from the maturities of marketable securities, classified as available-for-sale, during the six months ended June 30, 2023, which was partially offset by purchases of $3.9 million of marketable securities, classified as available-for-sale, during the six months ended June 30, 2023 as well as purchases of $4.4 million of property and equipment during the six months ended June 30, 2023.
Financing activities
Cash used in financing activities was $0.1 million for the six months ended June 30, 2024 compared to cash provided by financing activities of $20.9 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, cash used by financing activities primarily consisted of gross proceeds and tax payments of a combined $0.1 million from issuance of common stock. During the six months ended June 30, 2023, cash provided financing activities primarily consisted of gross proceeds of $20.7 million received from the May 2023 Public Offering and pursuant to the Sales Agreement.
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
As of June 30, 2024, we had cash, cash equivalents, and restricted cash of approximately $16.0 million. This amount plus the amounts raised subsequent to June 30, 2024, as discussed in Note 14, will not meet our capital requirements over the next 12 months. We believe that our cash and cash equivalents as of June 30, 2024, as well as the amount raised subsequent to June 30, 2024, are expected to enable us to fund our operations into the third quarter of 2025. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. We will need to raise significant additional capital in order to fund our operations until we recognize significant revenue from product sales. Our management is currently evaluating different strategies to obtain the funding required for our future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including, but not limited to the impact of the geopolitical turmoil, macroeconomic conditions, and the impact of inflation and as a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective because of a material weakness related to the design and operating effectiveness of controls over the accounting for collaborative arrangements that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Notwithstanding the identified material weakness, the Company’s management, including our principal executive officer and principal financial officer, has concluded the Company’s Condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On June 14, 2024, Arun Upadhyay, Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the sale of up to 288,566 shares of common stock, commencing on September 13, 2024 and continuing until all shares are sold or until February 28, 2025, whichever occurs first.
During the three months ended June 30, 2024, no other directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits.
The exhibits listed below are filed or furnished in this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 10, 2024, and incorporated herein by reference).

3.2*	Amendment to Sixth Amended and Restated Certificate of Incorporation related to the Authorized Share Increase

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Interim Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Interim Chief Accounting Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: August 8, 2024	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer)

Dated: August 8, 2024	/s/ Michael Breininger
Michael Breininger, CPA, MBA, LSSBB Corporate Controller, Interim Chief Accounting Officer (Principal Financial Officer)