Form 10-Q
period 2025-03-31
Ocugen, Inc.
filed 2025-05-09
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of May 2, 2025 there were 292,031,295 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 5, 2025 (the "2024 Annual Report") include, among other things, statements about:
•our estimates regarding expenses, future revenues, and capital requirements, as well as the timing, availability of, and the need for, additional financing to continue to advance our product candidates;
•our activities with respect to OCU400, OCU410 and OCU410ST, including the results from our ongoing Phase 1/2 clinical trials for OCU410 and OCU410ST, and our ability to continue dosing patients for our Phase 3 trial for OCU400 for the treatment of retinitis pigmentosa ("RP");
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
•the performance of third parties upon which we depend, including contract development and manufacturing organizations, suppliers, manufacturers, group purchasing organizations, distributors, and logistics providers;
•the pricing and reimbursement of our product candidates, if commercialized;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•developments relating to our competitors and our industry;
•our ability to obtain and maintain patent protection, or obtain licenses to intellectual property and defend our intellectual property rights against third parties;
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
•the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
•the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, macroeconomic conditions, tariff policies, social unrest, political instability, terrorism, or acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers; and

•other matters discussed under the heading "Risk Factors" contained in the 2024 Annual Report and in any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our 2024 Annual Report, particularly under the section titled "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
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
Solely for convenience, tradenames and trademarks referred to in this Quarterly Report on Form 10-Q appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owners will not assert their rights, to these tradenames or trademarks, as applicable. All tradenames, trademarks, and service marks included or incorporated by reference in this Quarterly Report on Form 10-Q are the property of their respective owners. The name NeoCart (defined below) has not been evaluated or cleared by the United States Food and Drug Administration ("FDA").

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash	$37,800	$58,514
Prepaid expenses and other current assets	6,164	3,168
Total current assets	43,964	61,682
Property and equipment, net	15,989	16,554
Restricted cash	309	307
Other assets	4,198	3,899
Total assets	$64,460	$82,442
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,224	$4,243
Accrued expenses and other current liabilities	12,926	15,500
Operating lease obligations	736	519
Current portion of long-term debt	—	1,326
Total current liabilities	16,886	21,588
Non-current liabilities
Operating lease obligations, less current portion	3,418	3,313
Long term debt, net	27,669	27,345
Other non-current liabilities	573	564
Total non-current liabilities	31,660	31,222
Total liabilities	48,546	52,810
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized, zero shares issued and outstanding at March 31, 2025 and December 31, 2024
Common stock; $0.01 par value; 390,000,000 shares authorized, 292,149,975 and 291,489,058 shares issued, and 292,028,475 and 291,367,558 shares outstanding at March 31, 2025 and December 31, 2024, respectively	2,922	2,915
Treasury stock, at cost, 121,500 shares at March 31, 2025 and December 31, 2024	(48)	(48)
Additional paid-in capital	368,571	366,938
Accumulated other comprehensive income	40	48
Accumulated deficit	(355,571)	(340,221)
Total stockholders' equity	15,914	29,632
Total liabilities and stockholders' equity	$64,460	$82,442
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024
Collaborative arrangement revenue	$1,481	$1,014
Total revenue	1,481	1,014
Operating expenses
Research and development	9,529	6,826
General and administrative	6,453	6,404
Total operating expenses	15,982	13,230
Loss from operations	(14,501)	(12,216)
Interest (expense) income, net	(914)	302
Other income (expense), net	65	(10)
Net loss	$(15,350)	$(11,924)
Other comprehensive income (loss)
Foreign currency translation adjustment	(8)	5
Comprehensive loss	$(15,358)	$(11,919)

Net loss attributable to common shareholders— basic and diluted	(15,350)	(11,899)
Weighted shares used in calculating net loss per common share — basic and diluted	291,996,562	257,232,636
Net loss per share attributable to common shareholders — basic and diluted	$(0.05)	$(0.05)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(25)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	$—	$(0.46)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	291,489,058	$2,915	$(48)	$366,938	$48	$(340,221)	$29,632
Stock-based compensation expense	—	—	—	—	—	1,885	—	—	1,885
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	660,917	7	—	(252)	—	—	(245)
Other comprehensive income	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	(15,350)	(15,350)
Balance at March 31, 2025	—	$—	292,149,975	$2,922	$(48)	$368,571	$40	$(355,571)	$15,914

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	54,745	$1	256,688,304	$2,567	$(48)	$324,191	$20	$(286,167)	$40,564
Stock-based compensation expense	—	—	—	—	—	1,761	—	—	1,761
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	758,460	8	—	(153)	—	—	(145)
Other comprehensive income	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(11,924)	(11,924)
Balance at March 31, 2024	54,745	$1	257,446,764	$2,575	$(48)	$325,799	$25	$(298,091)	$30,261
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(15,350)	$(11,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	909	179
Non-cash interest expense	25	29
Non-cash lease expense	297	140
Non-cash (income) expense from collaborative arrangements, net	(668)	913
Stock-based compensation expense	1,885	1,761
Other	10	9
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,002)	(117)
Accounts payable and accrued expenses	(3,268)	(1,446)
Lease obligations	(195)	(139)
Net cash used in operating activities	(19,357)	(10,595)
Cash flows from investing activities
Purchases of property and equipment	(16)	(2,352)
Payment of long term deposits	(86)	—
Net cash used in investing activities	(102)	(2,352)
Cash flows from financing activities
Payments from issuance of common stock, net	(245)	(145)
Payment of EB-5 loan	(1,000)	—
Net cash used in financing activities	(1,245)	(145)
Effect of changes in exchange rate on cash and restricted cash	(8)	5
Net (decrease) in cash and restricted cash	(20,712)	(13,087)
Cash and restricted cash at beginning of period	58,821	39,462
Cash and restricted cash at end of period	$38,109	$26,375

Supplemental disclosure of non-cash investing and financing transactions:
Purchases of property and equipment	$—	$371
Right-of-use assets	$428	$—
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
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $15.4 and $11.9 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $355.6 million and cash totaling $37.8 million. This amount will not be sufficient to fund the Company's operations over the next 12 months after the date that the condensed consolidated financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be different than actuals, and the Company's operating plan may change as a result of many factors currently unknown to the Company.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2025 (the "2024 Annual Report"). The

condensed consolidated financial statements include the accounts of Ocugen and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Revision to Previously Reported Unaudited Financial Statements
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for each of the quarterly and year to date periods ended September 30, 2024, the Company concluded to revise its financial statements to treat the Series B Convertible Preferred Stock as a second class of common stock for purposes of presenting earnings per share. In accordance with the guidance in Accounting Standards Codification ("ASC") 260, equity classified shares of stock need to be assessed to determine if they are preferred stock or are in substance common shares and therefore represent a second class of common shares. The rights of the Series B Convertible Preferred Stock were substantially equivalent to common shares and they did not have any material preferential rights compared to common shares. As such, the Company concluded that it should have considered the Series B Convertible Preferred Stock to be a second class of common stock for purposes of presenting earnings per share under the two-class method. Additionally, for the three and six months ended June 30, 2024, the Company previously reduced the net loss attributable to common shareholders by a deemed dividend of $4,988 thousand related to the reacquisition by the Company of the Series B Convertible Preferred Stock. This adjustment should not have been made as the guidance for adjusting the numerator to reflect the implicit gain or loss upon the re-acquisition of shares is only applicable to shares which are substantively considered preferred stock for earnings per share purposes. The impact of these errors is immaterial to the previously filed financial statements. Within our previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2024, the Company revised earnings per share to separately present loss per share for common stock and for the Series B Convertible Preferred Stock and also removed the deemed dividend which previously reduced the net loss attributable to common shareholders for the three and six months ended June 30, 2024. The Company has not revised and will not revise any periods prior to January 1, 2024 because the impact to those periods is immaterial. The 2024 revisions will be reflected in the comparative 2024 periods in future filings where those periods are included with appropriate disclosures.
The impacts of the revision to the previously reported, unaudited condensed consolidated financial statements are summarized within the tables below.

Impact of the revision for the period ended March 31, 2024 (in thousands, except share and per share amounts) (Unaudited)

	Three months ended March 31, 2024 (as previously reported)	Adjustment	Three months ended March 31, 2024 (as adjusted)
Net loss	$(11,924)	—	(11,924)
Net loss attributable to common shareholders— basic and diluted	(11,924)	25	(11,899)
Weighted shares used in calculating net loss per common share — basic and diluted	257,232,636	—	257,232,636
Net loss per share attributable to common shareholders — basic and diluted	(0.05)	—	(0.05)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(25)	(25)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	54,745	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	—	—	(0.46)

Impact of the revision for the periods ended June 30, 2024 (in thousands, except share and per share amounts) (Unaudited)

	Three months ended June 30, 2024 (as previously reported)	Adjustment	Three months ended June 30, 2024 (as adjusted)
Net loss	$(15,280)	—	(15,280)
Reacquired Series B Convertible Preferred Stock	4,988	(4,988)	—
Net loss attributable to common shareholders— basic and diluted	(10,292)	(4,967)	(15,259)
Weighted shares used in calculating net loss per common share — basic and diluted	257,353,857	—	257,353,857
Net loss per share attributable to common shareholders — basic and diluted	(0.04)	—	(0.06)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(21)	(21)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	54,745	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	—	—	(0.38)

	Six months ended June 30, 2024 (as previously reported)	Adjustment	Six months ended June 30, 2024 (as adjusted)
Net loss	$(27,204)	—	(27,204)
Reacquired Series B Convertible Preferred Stock	4,988	(4,988)	—
Net loss attributable to common shareholders— basic and diluted	(22,216)	(4,941)	(27,157)
Weighted shares used in calculating net loss per common share — basic and diluted	257,293,247	—	257,293,247
Net loss per share attributable to common shareholders — basic and diluted	(0.09)	—	(0.11)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(47)	(47)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	54,745	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	—	—	(0.86)
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.3 million and $0.3 million as interest income for the three months ended March 31, 2025 and 2024, respectively. The Company's restricted cash balance as of March 31, 2025 consisted of cash held to collateralize a corporate credit card account and a line of credit related to an operating lease in the event of a payment default.
The following table provides a reconciliation of cash and restricted cash from the consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2025	2024
Cash	$37,800	$26,375
Restricted cash	309	$—
Total cash and restricted cash	$38,109	$26,375
Fair Value Measurements
The Company follows the provisions of Financial Accounting Standards Board ("FASB") ASC Topic 820, Fair Value Measurements ("ASC 820"), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:
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

The Company currently leases real estate classified as operating leases. Operating leases are included in other assets and operating lease obligations in the Company's consolidated balance sheets. At lease commencement, the Company records a lease liability based on the present value of the lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise and records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. Lease expense is recognized on a straight-line basis over the lease term and recognized as research and development expense or general and administrative expense based on the underlying nature of the expense. FASB ASC Topic 842, Leases requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit interest rates were not readily determinable in the Company's current operating leases. As such, the incremental borrowing rates were used based on the information available at the commencement dates in determining the present value of lease payments.
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
Expense related to stock-based compensation awards granted with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based compensation awards generally vest over a one-to-three year requisite service period. Stock options have a contractual term of 10 years. Expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Expense for stock-based compensation awards with market-based and service-based vesting conditions is recognized ratably over the grantee's requisite service period. Compensation cost is not adjusted based on the actual achievement of the market-based performance goals. Expense related to stock-based compensation awards are recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise, PSU and RSU vesting are newly issued common shares.

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
The assumptions used in the Company's Black-Scholes option-pricing model for stock options and in the Company's Monte Carlo simulation technique for PSUs are as follows, unless noted otherwise:
Expected Term. As the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term of employee stock options subject to service-based vesting conditions is determined using the "simplified" method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option. This expected term assumption is not an assumption used in the Company's Monte Carlo simulation technique for PSUs. The expected term of the PSUs is equal to the performance period of the PSUs.
Expected Volatility. The expected volatility is based on historical volatilities of the Company and similar entities within the Company's industry for periods commensurate with the assumed expected term, due to the lack of sufficient history of Ocugen.
Risk-Free Interest Rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
Expected Dividends. The expected dividend yield is 0% because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend on its common stock.
TSR ranking. The Company's TSR, over a three-year period, is relative to the TSR, for that same period, as related to other companies within the Nasdaq Biotechnology index. This assumption is only used for the market-based PSUs.
Collaborative Arrangements and Revenue Recognition

The Company analyzes its collaborative arrangements to assess whether they are within the scope of FASB ASC Topic 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards. This assessment is performed throughout the life of the arrangements based on changes to the arrangements. For collaborative arrangements within the scope of ASC 808 the Company may analogize to FASB ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") for certain elements.

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

Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures”. This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied retrospectively to all prior periods presented in an entity’s financial statements. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company's reportable segments identified and additional required disclosures have been included in Note 14.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements, but will require additional income tax disclosures when adopted in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and annual periods thereafter.
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
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

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
Accounting analysis and revenue recognition

The Company determined the collaboration arrangements with CanSinoBIO, are within the scope of ASC 808 and has analogized to ASC 606 to account for CanSinoBIO's access to its intellectual property as well as data generated in connection with the co-development activities to be undertaken by Ocugen. These elements of the arrangements are not distinct and are accounted for as a single performance obligation.

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

The services provided by CanSinoBIO are recorded as research and development expense as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as a contract liability within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $1.5 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the condensed consolidated statements of operations and comprehensive loss as research and development expense and was approximately $0.8 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

The contract liability was $7.7 million and $9.6 million as of March 31, 2025 and 2024, respectively. Revenue recognized for the three months ended March 31, 2025, that was included in the contract liabilities balances as of January 1, 2025 was approximately $1.5 million. Revenue recognized for the three months ended March 31, 2024, that was included in the contract liabilities balances as of January 1, 2024, was approximately $1.0 million.
4.    Fair Value Measurements
The Company believes the fair value using Level 2 inputs of the borrowings under the EB-5 Loan Agreement and the Loan and Security Agreement (as defined in Note 8) approximate their carrying value. See Note 8 for additional information.

5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Furniture and fixtures	$455	$433
Machinery and equipment	3,192	3,192
Leasehold improvements	16,089	16,089
Total property and equipment	19,736	19,714
Less: accumulated depreciation	(3,747)	(3,160)
Total property and equipment, net	$15,989	$16,554
Depreciation expense was $0.6 million and $0.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
6.    Operating Leases
The Company has commitments under operating leases for office, laboratory, and future manufacturing space in Malvern, Pennsylvania and other locations. The Company's corporate headquarters lease has an initial term of approximately seven years and includes options to extend the lease for up to 10 years, which the Company has not elected to account for since it is not reasonably certain that the Company will exercise such option. The Company's current GMP facility lease has an initial term of seven years and includes an option to extend the lease for up to five years, which the Company has elected to account for since it is reasonably certain that the Company will exercise such option. The Company leases four other general use facilities, within the United States and Canada, which have initial terms of two to four years and contain no option to extend.

The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2025	$761
2026	995
2027	933
2028	949
2029	711
2030	318
Thereafter	$661
Total	$5,328
Less: present value adjustment	(1,174)
Present value of minimum lease payments	$4,154

7.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the condensed consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Research and development	$220	$160
Clinical	597	740
Professional fees	723	977
Employee-related	872	2,433
Deferred revenue relating to collaborative arrangements	7,700	8,368
Other	2,814	2,822
Total accrued expenses and other current liabilities	$12,926	$15,500
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
The March 2022 EB-5 Reform and Integrity Act of 2022 enacted changes to the EB-5 Program, including but not limited to: raising the minimum investment amount for a targeted employment area (the "TEA") from its previous level of $0.5 million to its new level of $0.8 million, as well as modifying the process for the creation of TEAs. Under the previous regime, the state in which the TEA would be located could send a letter in support of efforts to designate a TEA. Under the current regime, only U.S. Citizenship and Immigration Services can designate TEAs.
In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, including accrued interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of March 31, 2025. The Company repaid principal of $1 million during the quarter ended March 31, 2025.
The carrying values of the borrowings pursuant to the Original Offering as of March 31, 2025 and December 31, 2024 are summarized below (in thousands):

	March 31, 2025	December 31, 2024
Principal outstanding	$1,500	$2,500
Plus: accrued interest	184	500
Less: unamortized debt issuance costs	(80)	(84)
Carrying value, net	1,604	2,916
Less: current portion of long-term debt	—	(1,326)
Long term debt, net of current portion	$1,604	$1,590

In November 2024, the Company entered into a debt financing transaction (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”, together with Avenue I and Avenue II, “Avenue”), Avenue Venture Opportunities Fund II, L.P., as a lender (“Avenue 2”), and Avenue Venture Opportunities Fund, L.P., as a lender (“Avenue 1”, and together with Avenue 2, the “Lenders”) for net proceeds of $29.2 million. The Loan and Security Agreement has a maturity date of November 1, 2028, of which the first 24 months are interest only, and bears interest at a variable rate per annum equal to the greater of the prime rate as reported in The Wall Street Journal plus 4.25% or 12.25%. Additionally, the Lenders have the right to convert an aggregate amount of up to $6.0 million of the outstanding principal amount into shares of common stock at a conversion price per share equal to 80% of the trading price on the date of conversion, which shall be at Lenders' option. In the event the Company elects to prepay the term loans in full, Lenders shall have 10 days to elect to exercise its conversion right prior to such prepayment. All conversion rights shall terminate on term loans payoff. Notwithstanding the foregoing, the aggregate amount of common stock issued pursuant to the “Conversion Right” and the “Equity Grant” shall not exceed a number of shares equal to 19.9% of the Company’s outstanding common stock. The agreement is collateralized by all of the Company’s assets in which the Agent is granted senior secured lien. The Company also granted the Lenders a negative pledge on the Company’s intellectual property. In connection with the Loan and Security Agreement, the Company entered into a Subscription Agreement with the Lenders, pursuant to which the Company issued 1,056,338 shares of common stock to the Lenders with an issue date of November 6, 2024.
The carrying values of the borrowings pursuant to the Loan and Security Agreement as of March 31, 2025 and December 31, 2024 are summarized below (in thousands):

	March 31, 2025	December 31, 2024
Principal outstanding	$30,000	$30,000
Less: unamortized debt issuance costs	(3,935)	(4,245)
Carrying value, net	$26,065	$25,755
For the quarter ended March 31, 2025 the Company recognized interest expense of approximately $1.2 million including $0.3 million of debt issuance cost.
The following table summarizes the scheduled debt maturities for the next five years and thereafter (in thousands):

For the years ending December 31,	Total Maturities
2025	$—
2026	1,250
2027	16,000
2028	13,750
2029 and thereafter	500
Total Debt	$31,500

9.    Equity
Offerings of Common Stock
Public Offering

In July 2024, the Company entered into an underwriting agreement with an underwriter, pursuant to which the Company agreed to issue and sell to the underwriter in a public offering (the "July 2024 Public Offering") 30.4 million shares of its common stock, par value $0.01 per share, at a public offering price of $1.15 per share (the "Offering Price"). Pursuant to the terms of the underwriting agreement, the Company granted to the underwriter a 30-day option to purchase up to an additional 4,565,217 shares of common stock at the Offering Price (the "Option Shares"), less underwriting discounts and commissions. The offering closed in August 2024. The net proceeds to the Company from the offering, excluding any exercise by the underwriter of its 30-day option to purchase any of the option shares, were $32.3 million after deducting the underwriting discounts and commissions and offering expenses paid to the Company. The July 2024 Public Offering was made pursuant to the Company's Registration

Statement on Form S-3 and a prospectus supplement, which was previously filed with the SEC and became effective on May 1, 2024. In August 2024, the underwriter exercised their option to purchase 2,282,608 Option Shares at the Offering Price. The net proceeds to the Company from the exercise of the underwriter's option was $2.4 million after deducting the underwriting discounts and commissions and offering expenses paid to the Company.

Increase in Capital Stock

In July 2024, the Company's certificate of incorporation was amended to increase the total number of shares of all classes of stock the Company has authority to issue to four hundred million shares. This consists of three hundred ninety million shares of common stock, par value $0.01 per share, and ten million shares of preferred stock, par value $0.01 per share.
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
10.    Warrants
Beginning in 2016, the Company issued warrants to purchase common stock. As of March 31, 2025 and December 31, 2024, 0.6 million warrants were vested and outstanding. As of March 31, 2025, the outstanding warrants had a weighted average exercise price of $6.23 per share and expire between 2026 and 2027.

11.    Stock-Based Compensation
Stock-based compensation expense for stock options, RSUs and PSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2025	2024
General and administrative	$1,099	$1,316
Research and development	786	445
Total	$1,885	$1,761
As of March 31, 2025, the Company had $8.8 million of unrecognized stock-based compensation expense related to stock options, RSUs and PSUs outstanding, which is expected to be recognized over a weighted-average period of 2.11 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of March 31, 2025, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 50.3 million equity awards in respect to the Company's common stock, respectively. The 2014 Plan and 2019 Plan have 0.5 million and 18.3 million equity awards remaining available for future grant, respectively, as of March 31, 2025. In addition to stock options, PSUs and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2024	16,197,148	$2.01	7.40	$1,128
Granted	6,554,297	0.89	—	—
Exercised	(5,528)	0.66	—	—
Forfeited	(80,439)	0.79	—	1
Expired	(21,573)	$0.93	—	$6
Options outstanding at March 31, 2025	22,643,905	$1.69	7.91	$706
Vested and expected to vest at March 31, 2025	22,643,905	$1.69	7.91	$706
Options exercisable at March 31, 2025	12,072,336	$2.32	6.66	$575
The weighted average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 were $0.75 and $0.58, respectively. The total fair value of stock options vested during the three months ended March 31, 2025 and 2024 were $4.0 million and $5.0 million, respectively.

RSUs
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Fair Value
RSUs unvested at December 31, 2024	1,902,457	$1.49
Granted	—	$—
Vested	(937,421)	$1.90
Forfeited	(16,174)	$0.73
RSUs unvested at March 31, 2025	948,862	$1.10
PSUs
In December 2023, pursuant to the 2019 Plan, the Compensation Committee of the Company's Board of Directors adopted a performance restricted stock unit agreement (the "PSU Agreement"). Pursuant to the PSU Agreement, the Company granted 615,467, 256,885, and 3,314,445 of market-based performance stock units at target on January 2, 2024, April 16 2024, and January 2, 2025. The PSUs granted in 2024, cliff vest after the requisite service period ending on December 31, 2026. The PSUs granted in 2025, cliff vest after the requisite service period ending on December 31, 2027. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company's TSR as compared to the TSR of the other companies within the Nasdaq Biotechnology Index over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
The following table summarizes PSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
PSUs outstanding at December 31, 2024	872,352	$1.71
Granted	3,314,445	1.58
Vested	—	—
Forfeited	—	—
PSUs outstanding at March 31, 2025	4,186,797	$1.61
12.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts): For purposes of earnings per share, the Series B Convertible Preferred Stock have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form. Losses are allocated between the common stock and the Series B Convertible Preferred Stock on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

	Three months ended March 31,
	2025	2024
Net loss	$(15,350)	$(11,924)
Net loss attributable to common shareholders — basic and diluted	$(15,350)	$(11,899)
Weighted shares used in calculating net loss per common share — basic and diluted	291,996,562	257,232,636
Net loss per share attributable to common shareholders — basic and diluted	$(0.05)	$(0.05)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(25)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	$—	$(0.46)
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended March 31,
	2025	2024
Stock options to purchase common stock	22,643,905	15,100,909
RSUs	948,862	2,027,107
PSUs	4,186,797	615,467
Warrants	628,664	628,834
Series B Convertible Preferred Stock (as converted to common stock)	—	547,450
Total	28,408,228	18,919,767
13.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, commitments related to renovating an existing facility for GMP, and debt agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (commitments under the Company's license and development agreements are more fully described within the Company's 2024 Annual Report). Commitments under lease agreements are future minimum lease payments (see Note 6). Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement and the Loan and Security Agreement (see Note 8). Additionally, the Company does not expect to fulfill any commitments under the amended Co-Development, Supply and Commercialization Agreement with Bharat Biotech as a result of the termination of the COVAXIN program.
Contingencies
In April 2024, a securities class action lawsuit was filed against the Company and certain of its agents in the United States District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:24-cv-01500) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the Company's previously-issued audited consolidated financial statements for each fiscal year beginning January 1, 2020 and its previously-issued unaudited condensed consolidated financial statements for each of the first three quarters in such years and the effectiveness of the Company's disclosure controls and procedures during each such period. The complaint seeks unspecified damages, interest, attorneys' fees, and other costs. In October 2024, the lead plaintiff filed an amended complaint, and in December 2024, the Company filed a motion to dismiss. In February 2025, the lead plaintiff filed an opposition to the motion to dismiss, and the Company filed a reply in support of the motion to dismiss in March 2025.

In May 2024, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:24-cv-02234) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the facts and circumstances relating to the securities class action and seeking damages and certain governance reforms in connection with claims asserted in the securities class action. In June 2024, the Court approved the parties’ joint stipulation for an order staying the derivative lawsuit pending resolution of a motion to dismiss in the related securities class action. In the third quarter of 2024, four additional stockholder derivative lawsuits were filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case Nos. 2:24-cv-03119, 2:24-cv-03209, 2:24-cv-04813, 2:24-cv-04864) asserting similar facts and claims as the first complaint, and in March 2025, the Court consolidated these five derivative lawsuits and stayed the lawsuits pending resolution of the motion to dismiss in the related securities class action. In May 2025, an amended shareholder derivative complaint was filed by a plaintiff under consolidated Case No. 2:24-cv-02234. In January 2025, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Delaware Court of Chancery (Case No. 2025-0095-JTL) asserting similar facts and claims related to breaches of fiduciary duty, unjust enrichment and insider trading, and in March 2025, the Delaware Court of Chancery approved the parties’ joint stipulation for an order staying the lawsuit pending resolution of a motion to dismiss in the related securities class action.
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
The measure of segment assets is reported on the balance sheet as total assets.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended March 31,
	2025	2024
Collaborative arrangement revenue	$1,481	$1,014
Less:
OCU400	1,835	1,519
OCU410 and OCU410ST	1,190	494
NeoCart	(3)	274
COVAXIN	5	17
Inhaled mucosal vaccine platform	197	689
OCU200	249	185
Unallocated costs:
Research and development personnel costs	4,020	2,681
Facilities and other support costs	966	424
Other (a)	1,070	543
Total research and development	9,529	6,826
General and administrative	6,453	6,404
Total operating expenses	15,982	13,230
Loss from operations	(14,501)	(12,216)
Interest (expense) income, net	(914)	302
Other income (expense), net	65	(10)
Segment and consolidated net loss	$(15,350)	$(11,924)
(a) Other expenses include travel for research and development and a clinical and regulatory data repository system for each program.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2024, included in our 2024 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the "Risk Factors" section included in our 2024 Annual Report and the "Risk Factors" and "Disclosure Regarding Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biotechnology company focused on discovering, developing, and commercializing novel gene and cell therapies, biologics and vaccines that improve health and offer hope for patients across the globe.
Our technology pipeline includes:
•Modifier Gene Therapy Platform — Based on the use of nuclear hormone receptors ("NHRs"), we believe our modifier gene therapy platform has the potential to address major blindness diseases, including rare genetic diseases such as RP (OCU400), with a gene-agnostic approach. We also believe our modifier gene therapy platform has the potential to address multifactorial retinal diseases including dry age-related macular degeneration ("dAMD"), which affects millions of patients in the United States alone, using OCU410, and Stargardt disease, which is a rare genetic disease, using OCU410ST. We are actively recruiting patients in the United States and Canada in the Phase 3 liMeliGhT clinical trial for OCU400 for the treatment of RP and are on track to complete enrollment in the first half of 2025. In January 2025, we announced positive two-year data for multiple mutations from the Phase 1/2 clinical trial for OCU400. In February 2025, we announced that the European Commission ("EC") has provided a positive opinion from the European Medicines Agency's ("EMA") Committee for Advanced Therapies for OCU400 Advanced Therapy Medicinal Product ("ATMP") classification. The EMA also granted eligibility to submit the OCU400 MAA via the centralized procedure as an ATMP based on the current study design and statistical analysis plan. We completed dosing in Phase 2 of the Phase 1/2 ArMaDa clinical trial for OCU410 for the treatment of geographic atrophy ("GA"), an advanced form of dAMD. Positive preliminary efficacy and safety data from the Phase 1 dose-escalation portion of the OCU410 Phase 1/2 ArMaDa clinical trial included: no drug-related serious adverse events ("SAEs"), reduced lesion growth, preservation of retinal tissue, and—most importantly—there was a positive effect on the functional visual measure of low luminance visual acuity ("LLVA"). In October 2024, the Data and Safety Monitoring Board ("DSMB") for the OCU410ST GARDian clinical trial approved enrollment for the second phase of the Phase 1/2 clinical trial. In February 2025, we announced that alignment has been reached with the FDA to move forward with a Phase 2/3 pivotal confirmatory clinical trial for OCU410ST which can be the basis of a Biologics License Application ("BLA") submission. Additionally, the EMA granted orphan medicinal product designation ("OMPD") for OCU410ST for the treatment of ABCA4-associated retinopathies including Stargardt disease, RP 19 ("RP19"), and cone-rod dystrophy 3 ("CORD3"). In March 2025, OCU410 and OCU410ST received ATMP classification from the EMA.
•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The first patient was dosed in the OCU200 Phase 1 clinical trial in January 2025, and we are actively recruiting patients. In March 2025, the DSMB approved continuation of dosing in the second cohort and we intend to complete the Phase 1 clinical trial in the second half of 2025.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. We received concurrence from the FDA on the confirmatory Phase 3 trial design and have completed renovating an existing facility into a current GMP facility to support clinical study and initial commercial launch. This facility is needed to generate patient-specific NeoCart implant from chondrocytes derived from knee biopsy. We intend to initiate the Phase 3 trial contingent on adequate availability of funding and/or based on potential future partnership.
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. We have completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. In January 2025, we announced that the Investigational New Drug ("IND") application is in effect and the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH") intends to initiate a Phase 1 clinical trial for OCU500 in the second quarter of 2025. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.
Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal diseases, such as RP, Stargardt disease; and multifactorial diseases such as dAMD. Our modifier gene therapy platform is based on the use of NHRs, which have the potential to achieve homeostasis — the basic biological processes in the retina to restore a healthy state from a diseased state. Unlike single gene replacement therapies, which only target one genetic mutation, our modifier gene therapy platform, through its use of NHRs, represents a unique, gene-agnostic approach designed to address not just the mutated gene but provide a molecular "reset" of health and survival of gene networks. OCU400, our lead product candidate in our modifier gene therapy platform, has received Orphan Drug Designation ("ODD") from the FDA for RP and LCA, a regenerative medicine advanced therapy ("RMAT") designation for the treatment of RP associated with NR2E3 and rhodopsin ("RHO") mutations from the FDA, and OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. These broad ODD, RMAT, and OMPD designations further support the broad (gene-agnostic) therapeutic potential of OCU400 to treat RP associated with mutations in multiple genes.

The OCU400 Phase 3 liMeliGhT clinical trial is currently underway, with enrollment on track to meet our target BLA and Marketing Authorization Application filings in mid-2026.

In August 2024, we received notification from the FDA that we could begin our expanded access program for the treatment of adult patients with RP with OCU400. This program is available for patients with early, intermediate to advanced RP with at least minimal retinal preservation who may benefit from the mechanism of action of OCU400 prior to approval of the BLA.

We also received approval from Health Canada to initiate a Phase 3 LiMeliGhT clinical trial for OCU400 for the treatment of RP. The Health Canada clinical trial will run in parallel with the United States FDA trial, expediting the ability to potentially provide a gene-agnostic treatment option to approximately 110,000 patients in the United States and Canada.

In January 2025, we announced positive two-year long-term data across multiple mutations from the Phase 1/2 clinical trial of OCU400, which demonstrated a durable and statistically significant (p=0.005) improvement in LLVA in all evaluable treated subjects at two years when compared to untreated eyes. 100% (10/10) of treated evaluable subjects demonstrated improvement or preservation in visual function compared to untreated eyes. Also, treated eyes with multiple mutations and RHO subjects demonstrated a statistically significant (p=0.005) improvement in visual function when compared to untreated eyes.

In February 2025, we announced that the EMA's Committee for Advanced Therapies provided a positive opinion for ATMP classification for OCU400. The EMA also granted eligibility to submit the OCU400 MAA via the centralized procedure as an ATMP based on the current study design and statistical analysis plan. ATMP classification is granted to medicines that can offer groundbreaking opportunities for the treatment of disease and accelerates the regulatory review timeline of this potential one-time gene therapy for life.

OCU410 and OCU410ST are being developed utilizing the RORA (RAR Related Orphan Receptor A) gene for the treatment of GA secondary to dAMD and Stargardt disease, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection that targets multiple pathways associated with AMD pathogenesis, in contrast to products currently approved or under development that treat only one cause of GA, require multiple injections per year, and have safety considerations. OCU410ST has received ODD from the FDA and OMPD from the EMA for the treatment of ABCA4-associated retinopathies including Stargardt disease, RP19, and cone-rod dystrophy 3 (CORD3), and has the potential to be the first approved therapy to treat Stargardt disease.
In February 2025, we announced that alignment has been reached with the FDA to move forward with a Phase 2/3 pivotal confirmatory clinical trial for OCU410ST which can be the basis of a BLA submission. The Phase 2/3 clinical trial will randomize 51 subjects, 34 of whom will receive a single, subretinal, 200-μL injection of OCU410ST at a concentration of 1.5 x

1011 vector genomes (vg)/mL in the eye with worse visual acuity, and 17 of whom will serve as untreated controls. The primary endpoint in the clinical trial is change in atrophic lesion size. Secondary endpoints include visual acuity as measured by best corrected visual acuity and LLVA compared to untreated controls. One-year data will be utilized for the BLA filing.

The latest data from the OCU410ST Phase 1 clinical trial demonstrates atrophic lesions grew slower by 54% at six months and by 103% at 12 months in evaluable treated eyes when compared to untreated eyes. In the secondary endpoint, BCVA, treated eyes demonstrated statistically significant (p=0.02) improvement in visual function when compared to untreated fellow eyes. 6 /6 (100%) evaluable treated eyes demonstrated stabilization or improvement in visual function. Ocugen plans to initiate the Phase 2/3 study by mid-year with a target BLA filing in 2027.

In February, dosing was complete in the Phase 2 portion of the OCU410 Phase 1/2 ArMaDa clinical trial for GA, an advanced stage of dAMD. In evaluable subjects, OCU410 12-month data demonstrates a 4-line (23-letter) gain in the visual acuity and 41% slower GA lesion growth in treated eyes versus untreated fellow eyes after single injection. OCU410 unique mechanism of action targets multiple pathways associated with dAMD pathogenesis, in contrast to products currently approved or under development that treat only one cause of GA, require multiple injections per year, and have safety considerations.

Subsequently, 12-month data was presented that demonstrates 4-line (23-letter) gain in the visual acuity when compared to untreated fellow eyes and 41% slower GA lesion growth in treated eye versus fellow eyes after single injection.
Novel Biologic Therapy for Retinal Diseases

We are developing OCU200, which is a novel fusion protein containing parts of human transferrin and tumstatin. OCU200 is designed to treat DME, DR, and wet AMD. The first patient was dosed in the OCU200 Phase 1 clinical trial in January 2025, and we are actively recruiting patients for the Phase 1 clinical trial. In March 2025, the DSMB reviewed cohort 1 noting no SAEs related to the study drug have been reported and approved continuation of dosing in the second cohort. We intend to complete the Phase 1 clinical trial in the second half of 2025. The OCU200 Phase 1 clinical trial is a multicenter, open-label, dose-escalation study to assess drug safety via intravitreal injection in three cohorts: low dose (0.025 mg), medium dose (0.05 mg), and high dose (0.1 mg). All subjects will receive a total of two intravitreal injections of OCU200 six weeks apart. Patient follow-up will take place up to three months after the last injection.
Regenerative Medicine Cell Therapy Platform
NeoCart is a Phase 3-ready, regenerative cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing the patient's own chondrocytes, the cells responsible for maintaining cartilage health. Current surgical and nonsurgical treatment options for knee cartilage injuries in adults are limited in their efficacy and durability. In prior clinical studies, Phase 2 and Phase 3, NeoCart has shown potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. NeoCart was shown to be generally well-tolerated and demonstrated greater clinical efficacy than microfracture surgery at two years after treatment. Based on this clinical benefit, the FDA granted a RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, we received concurrence from the FDA on the confirmatory Phase 3 trial design where chondroplasty will be used as a control group. We have completed renovating an existing facility into a GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. We intend to initiate the Phase 3 trial contingent on adequate availability of funding and/or based on potential future partnership.
Inhaled Mucosal Vaccine Platform
We are party to an exclusive license agreement with Washington University in St. Louis, pursuant to which we licensed the rights to develop, manufacture, and commercialize a mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Europe, Japan, South Korea, Australia, China, and Hong Kong. In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a major public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. We believe this novel delivery route may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In

January we announced that the IND application is in effect to initiate the Phase 1 clinical trial of OCU500. The NIAID will sponsor and conduct the Phase 1 clinical trial of OCU500 to assess the safety, tolerability, and immunogenicity of OCU500 administered via two different routes, inhalation into the lungs and intranasally as a spray. NIAID intends to initiate the Phase 1 clinical trial of OCU500 in the second quarter of 2025. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
Collaborative arrangement revenue	$1,481	$1,014	$467
Total Revenue	1,481	1,014	467
Operating expenses
Research and development	9,529	6,826	2,703
General and administrative	6,453	6,404	49
Total operating expenses	15,982	13,230	2,752
Loss from operations	(14,501)	(12,216)	(2,285)
Interest (expense) income, net	(914)	302	(1,216)
Other income (expense), net	65	(10)	75
Net loss	$(15,350)	$(11,924)	$(3,426)
We believe the following table provides more transparency as to the type of research and development expenses incurred. The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
OCU400	$1,835	$1,519	$316
OCU410 and OCU410ST	1,190	494	696
NeoCart	(3)	274	(277)
COVAXIN	5	17	(12)
Inhaled mucosal vaccine platform	197	689	(492)
OCU200	249	185	64
Unallocated costs:
Research and development personnel costs	4,020	2,681	1,339
Facilities and other support costs	966	424	542
Other	1,070	543	527
Total research and development	$9,529	$6,826	$2,703
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.
Research and development expense

Research and development expense increased by $2.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to $1.3 million in employee-related expenses due to an increase in number of employees and $0.7 million related to OCU410/410ST clinical activities for Phase 1/2 clinical trial; and $0.3 million related to OCU400, which is driven by an increase in clinical activities for Phase 3 clinical trial.
General and administrative expense
General and administrative expense decreased by an immaterial amount for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Interest (expense) income, net
Interest expense, net increased by $1.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an interest expense related to the Loan and Security Agreement which was entered in November 2024.
Liquidity and Capital Resources
As of March 31, 2025, we had $37.8 million in cash and cash equivalents. We have not generated revenue from our product candidates to date, and have primarily funded our operations through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through March 31, 2025, we have raised an aggregate of $368.9 million to fund our operations, of which $325.1 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $33.3 million was from the issuance of debt, and $0.2 million was from grant proceeds.
In November 2024, we entered into a debt financing transaction (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”, together with Avenue I and Avenue II, “Avenue”), Avenue Venture Opportunities Fund II, L.P., as a lender (“Avenue 2”), and Avenue Venture Opportunities Fund, L.P., as a lender (“Avenue 1”, and together with Avenue 2, the “Lenders”) for net proceeds of $29.2 million. The Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $30.0 million delivered on November 6, 2024 (the "Term Loans"). The loan has a maturity date of November 1, 2028, of which the first 24 months are interest only, and bears interest at a variable rate per annum equal to the greater of the prime rate as reported in The Wall Street Journal plus 4.25% or 12.25%. Additionally, the Lenders have the right to convert an aggregate amount of up to $6.0 million of the outstanding principal amount into shares of our common stock at a conversion price per share equal to 80% of the trading price on the date of conversion, which shall be at Lenders' option. In the event we elect to prepay the Term Loans in full, Lenders shall have 10 days to elect to exercise its conversion right prior to such prepayment. All conversion rights shall terminate on Term Loans payoff. In connection with the entry into the Loan and Security Agreement, we entered into a Subscription Agreement (the "Subscription Agreement") by and among us and the Lenders, pursuant to which we issued (i) 211,268 shares of common stock to Avenue 1 and (ii) 845,070 shares of common stock to Avenue 2, with an issue date as of November 6, 2024 (the "Equity Grant"). Notwithstanding the foregoing, the aggregate amount of our common stock issued pursuant to this conversion right and the Equity Grant shall not exceed a number of shares equal to 19.9% of our outstanding common stock. The Loan and Security Agreement is collateralized by all of our assets in which the Agent is granted a senior secured lien. We also granted the Lenders a negative pledge on our intellectual property.
During the year ended December 31, 2024, we issued and sold 32.7 million shares of our common stock at a public offering price of $1.15 per share pursuant to the July 2024 Public Offering. We received net proceeds of $34.7 million after deducting equity issuance costs.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $15.4 million and $11.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $355.6 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $16.2 and indebtedness of $27.7 million.

The following table provides a summary of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(19,357)	$(10,595)
Net cash used in investing activities	(102)	(2,352)
Net cash used in financing activities	(1,245)	(145)
Effect of changes in exchange rate on cash and restricted cash	(8)	5
Net (decrease) in cash and restricted cash	$(20,712)	$(13,087)
Operating activities
Cash used in operating activities was $19.4 million for the three months ended March 31, 2025, and primarily consisted of a net loss of $15.4 million adjusted for non-cash items including stock-based compensation of $1.9 million, depreciation and amortization of $0.9 million, non-cash lease expense of $0.3 million, other non-cash items of $0.6 million, and a change in net working capital of $6.5 million.
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
Investing activities
Cash used by investing activities was immaterial for the three months ended March 31, 2025, and primarily consisted of payments related to the purchases of property and equipment. Cash used by investing activities was $2.4 million for the three months ended March 31, 2024, and primarily consisted of payments related to the purchases of property and equipment.
Financing activities
Cash used by financing activities was $1.2 million for the three months ended March 31, 2025 compared to cash provided by financing activities of $0.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, cash used by financing activities primarily consisted of a payment related to the EB-5 Loan Agreement.
Contractual Obligations
We have commitments under certain licensing and development agreements, lease obligations, debt agreements, and consulting agreements. There have been no material changes to our contractual obligations as reported in our 2024 Annual Report.
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
•the preparation and submission of INDs with the FDA for current and future product candidates;
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
•the impact of geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or other acts of war; and
•the changes in tariffs and indirect trade restraints, including increased costs associated with global and retaliatory tariff policies.
As of March 31, 2025, we had cash and cash equivalents of approximately $37.8 million. This amount will not meet our capital requirements over the next 12 months. We believe that our cash and cash equivalents will enable us to fund our operations into the first quarter of 2026. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, this estimate may be based on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.
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
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2024 Annual Report.

Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2024 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

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

However, portions of our clinical trials are conducted outside of the United States, such as our Phase 3 liMeliGhT clinical trial for OCU400 for the treatment of RP in Canada, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, the United States has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, including tariffs aggregating 104% on imports from China, which have resulted in other countries imposing additional tariffs on imports from the U.S., including additional tariffs of 125% on imports from the U.S. announced by China, and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business, including the impact on our Phase 3 liMeliGhT clinical trial for OCU400.

Changes in funding or disruptions at the FDA, the SEC and other government agencies, caused by reductions in staffing government shut downs, or other disruptions to these agencies’ operations could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business

Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the US market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. The Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. If a prolonged government shutdown occurs, or if global health concerns or shortages in resources prevent the FDA or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, including formal or informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
During the period covered by this Quarterly Report on Form 10-Q, there were no sales by us of unregistered securities or purchases of equity securities by us that were not previously reported by us in a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.

(a)

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On May 10, 2024, we filed with the Delaware Secretary of State a Certificate of Designations of Series C Preferred Stock (“Initial Filed Certificate of Designations”). On May 9, 2025, we filed with the Delaware Secretary of State a Certificate of Correction to the Initial Filed Certificate of Designations (the “Certificate of Correction”). The Certificate of Correction was filed to clarify and confirm the proposals on which Series C stockholders could vote in the Certificate of Designations of Series C Preferred Stock. On June 28, 2024, all shares of Series C Preferred Stock were redeemed and currently, no shares of Series C Preferred Stock are outstanding.

A copy of the Certificate of Correction, as filed with the Delaware Secretary of State, is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The description of the Certificate of Correction contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of Exhibit 3.1.

(b)

None.
(c)
During the three months ended March 31, 2025, none of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits.
The exhibits listed below are filed or furnished in this Quarterly Report on Form 10-Q:

Exhibit	Description

3.1*	Certificate of Correction to the Certificate of Designation of Preferences, Rights and Preferences of Series C Preferred Stock

10.1#
Subscription Agreement by and among Ocugen, Inc., Ocugen OpCo, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated November 6, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 7, 2025, and incorporated herein by reference)

10.2#
Loan and Security Agreement by and among Ocugen, Inc., Ocugen OpCo, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated November 6, 2024 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on February 7, 2025, and incorporated herein by reference)

10.3#
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

Ocugen, Inc.

Dated: May 9, 2025	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer)

Dated: May 9, 2025	/s/ Ramesh Ramachandran
Ramesh Ramachandran, CPA, MBA, CMA Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)