Form 10-Q
period 2025-06-30
Ocugen, Inc.
filed 2025-08-04
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of July 28, 2025 there were 292,304,736 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 5, 2025 (the "2024 Annual Report") and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 9, 2025 (the "First Quarter 10-Q") include, among other things, statements about:
•our estimates regarding expenses, future revenues, and capital requirements, as well as the timing, availability of, and the need for, additional financing to continue to advance our product candidates;
•our activities with respect to OCU400, OCU410 and OCU410ST, including the results from our ongoing Phase 1/2 trials, our ability to continue dosing patients for our Phase 3 trial for OCU400 for the treatment of retinitis pigmentosa ("RP"), our ability to continue dosing patients for our Phase 2/3 pivotal confirmatory trial for OCU410ST for the treatment of Stargardt disease (“ST”), and our ability to complete pivotal trials;
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

•our ability to complete the merger and related transactions (as discussed in note 1 below); and
•other matters discussed under the heading "Risk Factors" contained in the 2024 Annual Report, the First Quarter 10-Q, and in any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our 2024 Annual Report and in our First Quarter 10-Q, particularly under the section titled "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash	$27,013	$58,514
Prepaid expenses and other current assets	5,870	3,168
Total current assets	32,883	61,682
Property and equipment, net	15,445	16,554
Restricted cash	312	307
Other assets	4,954	3,899
Total assets	$53,594	82,442
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,237	$4,243
Accrued expenses and other current liabilities	12,899	15,500
Operating lease obligations	853	519
Current portion of long term debt	—	1,326
Total current liabilities	17,989	21,588
Non-current liabilities
Operating lease obligations, less current portion	3,945	3,313
Long term debt, net	28,025	27,345
Other non-current liabilities	583	564
Total non-current liabilities	32,553	31,222
Total liabilities	50,542	52,810
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024
Common stock; $0.01 par value; 390,000,000 shares authorized, 292,313,561 and 291,489,058 shares issued, and 292,192,061 and 291,367,558 shares outstanding at June 30, 2025 and December 31, 2024, respectively	2,924	2,915
Treasury stock, at cost, 121,500 shares at June 30, 2025 and December 31, 2024	(48)	(48)
Additional paid-in capital	370,474	366,938
Accumulated other comprehensive income	12	48
Accumulated deficit	(370,310)	(340,221)
Total stockholders' equity	3,052	29,632
Total liabilities and stockholders' equity	$53,594	$82,442
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Collaborative arrangement revenue	$1,373	$1,141	$2,854	$2,155
Total revenue	1,373	1,141	2,854	2,155
Operating expenses
Research and development	8,402	8,902	17,932	15,728
General and administrative	6,766	7,688	13,218	14,092
Total operating expenses	15,168	16,590	31,150	29,820
Loss from operations	(13,795)	(15,449)	(28,296)	(27,665)
Interest (expense) income, net	(1,058)	173	(1,972)	475
Other income (expense), net	114	(4)	179	(14)
Net loss	$(14,739)	$(15,280)	$(30,089)	$(27,204)
Other comprehensive income (loss)
Foreign currency translation adjustment	(28)	3	(36)	8
Comprehensive loss	$(14,767)	$(15,277)	$(30,125)	$(27,196)

Net loss attributable to common shareholders— basic and diluted	(14,739)	(15,259)	(30,089)	(27,157)
Weighted shares used in calculating net loss per common share — basic and diluted	292,067,192	257,353,857	292,032,072	257,293,247
Net loss per share attributable to common shareholders — basic and diluted	$(0.05)	$(0.06)	$(0.10)	$(0.11)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(21)	—	(47)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	54,745	—	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(0.38)	—	(0.86)

See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	$—	$—	291,489,058	$2,915	$(48)	$366,938	$48	$(340,221)	$29,632
Stock-based compensation expense	—	—	—	—	—	1,885	—	—	1,885
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	660,917	7	—	(252)	—	—	(245)
Other comprehensive loss	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	(15,350)	(15,350)
Balance at March 31, 2025	—	$—	292,149,975	$2,922	$(48)	$368,571	$40	$(355,571)	$15,914
Stock-based compensation expense	—	—	—	—	—	1,844	—	—	1,844
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	163,586	2	—	59	—	—	61
Other comprehensive loss	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	(14,739)	(14,739)
Balance at June 30, 2025	$—	$—	292,313,561	$2,924	$(48)	$370,474	$12	$(370,310)	$3,052

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	54,745	$1	256,688,304	$2,567	$(48)	$324,191	$20	$(286,167)	$40,564
Stock-based compensation expense	—	—	—	—	—	1,761	—	—	1,761
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	758,460	8	—	(153)	—	—	(145)
Other comprehensive income (loss)	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(11,924)	(11,924)
Balance at March 31, 2024	54,745	$1	257,446,764	$2,575	$(48)	$325,799	$25	$(298,091)	$30,261
Stock-based compensation expense	—	—	—	—	—	1,898	—	—	1,898
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	95,860	1	—	44	—	—	45
Series B convertible preferred stock conversion	(54,745)	(1)	—	—	—	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	(15,280)	(15,280)
Balance at June 30, 2024	—	$—	257,542,624	$2,576	$(48)	$327,742	$28	$(313,371)	$16,927
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(30,089)	$(27,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,836	757
Non-cash interest expense	50	57
Non-cash lease expense	620	229
Non-cash (income) expense from collaborative arrangements, net	(1,766)	1,745
Stock-based compensation expense	3,730	3,659
Other	20	19
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,708)	567
Accounts payable and accrued expenses	(1,184)	(113)
Lease obligations	(596)	(222)
Net cash used in operating activities	(30,087)	(20,506)
Cash flows from investing activities
Purchases of property and equipment	(59)	(2,865)
Payment of security deposits	(131)	—
Net cash used in investing activities	(190)	(2,865)
Cash flows from financing activities
Payments from issuance of common stock, net	(184)	(100)
Payment of EB-5 Loan	(1,000)	—
Net cash used in financing activities	(1,184)	(100)
Effect of changes in exchange rate on cash and restricted cash	(36)	8
Net decrease in cash and restricted cash	(31,497)	(23,463)
Cash and restricted cash at beginning of period	58,821	39,462
Cash and restricted cash at end of period	$27,325	$15,999
Supplemental disclosure of non-cash investing and financing transactions:
Purchases of property and equipment	$19	$246
Series B Convertible Preferred Stock reacquisition	$—	$1
Right-of-use asset related to operating leases	$1,353	$103
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business

Ocugen, Inc., together with its wholly owned subsidiaries ("Ocugen" or the "Company"), is a biotechnology company focused on discovering, developing, and commercializing novel gene therapies that improve health and offer hope for patients across the globe. The Company is headquartered in Malvern, Pennsylvania, and manages its business as one operating segment.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $30.1 million and $27.2 million for the Six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $370.3 million and cash totaling $27.0 million. This amount will not be sufficient to fund the Company's operations over the next 12 months after the date that the condensed consolidated financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be different than actuals, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

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

Planned Merger of Regenerative Medicine Cell Therapy Platform (including NeoCart) business with Carisma Therapeutics Inc.

On June 22, 2025, we and OrthoCellix, Inc., a Delaware corporation and our wholly-owned subsidiary to which we have contributed the assets related to our NeoCart product candidate (“OrthoCellix”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Ocugen, OrthoCellix, Carisma Therapeutics Inc., a Delaware corporation (“Carisma”) and Azalea Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Carisma (“Merger Sub”).
Pursuant to the Merger Agreement, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OrthoCellix (the “Merger”), with OrthoCellix continuing as a wholly owned subsidiary of Carisma and the surviving company of the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.00001 per share, of OrthoCellix (“OrthoCellix Common Stock”), issued and outstanding (other than shares of OrthoCellix Common Stock (a) held as treasury stock, (b) owned, directly or indirectly, by Carisma or Merger Sub immediately prior to the Effective Time or (c) as to which appraisal rights have been properly exercised in accordance with Delaware law) shall be converted into and become exchangeable for the right to receive a number of shares of Carisma Common Stock, based on a ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”).

Under the terms of the Merger Agreement, upon the closing of the proposed transactions and after giving effect to the contemplated $25.0 million private financing with Ocugen and other select investors, whereby Ocugen will purchase not less than $5.0 million of shares of Carisma’s common stock, par value $0.001 per share (“Carisma Common Stock”), which is expected to close concurrently with the completion of the merger (the “Concurrent Financing”), It is estimated that Ocugen will own more than 50% of the combined company, on a fully diluted basis, and will continue to consolidate OrthoCellix. The percentage of the combined company that each company’s former stockholders will own after completion of the merger is subject to adjustment based on Carisma’s net cash at the closing and the proceeds from the Concurrent Financing, among other adjustments, in each case as described in the Merger Agreement.

As part of the proposed transaction, Ocugen is expected to enter into a transition services agreement with OrthoCellix pursuant to which Ocugen will provide, or cause its affiliates to provide, OrthoCellix with certain services to help facilitate an orderly transition of the NeoCart program. Ocugen is also expected to enter a Manufacturing and Supply Agreement with OrthoCellix for the manufacturing of NeoCart.

To complete the Merger, Carisma’s stockholders must approve the transactions contemplated under the Merger Agreement and Ocugen, as the sole stockholder of OrthoCellix, must adopt the Merger Agreement and approve the Merger and the related transactions contemplated by the Merger Agreement. Additionally, each of the other closing conditions set forth in the Merger Agreement must be satisfied or waived. The Merger will become effective upon the filing of the Certificate of Merger (as defined in the Merger Agreement) or at such later date as is agreed by Carisma and OrthoCellix and specified in the Certificate of Merger. Neither Carisma nor OrthoCellix can predict the exact timing of the consummation of the Merger. After the Merger is complete, Carisma will change its name to OrthoCellix and will operate as a public company. As noted above, it is expected that Ocugen will control OrthoCellix and will consolidate OrthoCellix into its financial statements. Subject to the conditions above, the Merger is expected to close in the fourth quarter of 2025.

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

Revision to Previously Reported Unaudited Financial Statements

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2024, the Company concluded to revise its financial statements to treat the Series B Convertible Preferred Stock as a second class of common stock for purposes of presenting earnings per share. In accordance with the guidance in ASC 260, equity classified shares of stock need to be assessed to determine if they are preferred stock or are in substance common shares and therefore represent a second class of common shares. The rights of the Series B Convertible Preferred Stock were substantially equivalent to common shares and they did not have any material preferential rights compared to common shares. As such, the Company concluded that it should have considered the Series B Convertible Preferred Stock to be a second class of common stock for purposes of presenting earnings per share under the two-class method. Additionally, for the three and six months ended June 30, 2024, the Company previously reduced the net loss attributable to common shareholders by a deemed dividend of $4,988 thousand related to the reacquisition by the Company of the Series B Convertible Preferred Stock. This adjustment should not have been made as the guidance for adjusting the numerator to reflect the implicit gain or loss upon the re-acquisition of shares is only applicable to shares which are substantively considered preferred stock for earnings per share purposes. The impact of these errors is immaterial to the previously filed financial statements. Within our previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2024, the Company revised earnings per share to separately present loss per share for common stock and for the Series B Convertible Preferred Stock and also removed the deemed dividend which previously reduced the net loss attributable to common shareholders for the three and six months ended June 30, 2024. The Company has not revised and will not revise any periods prior to January 1, 2024 because the impact to those periods is immaterial.

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

The accounting policies of the Company, as applied in the condensed consolidated financial statements presented herein, are substantially the same as presented in the Company’s 2024 Form 10-K filed on March 5, 2025, except as may be indicated below.

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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to interest (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.2 million and $0.6 million as interest income for the three and six months ended June 30, 2025, respectively. The Company recorded $0.2 million and $0.5 million as interest income for the three and six months ended June 30, 2024, respectively. The Company's restricted cash balance as of June 30, 2025 consisted of cash held to collateralize a corporate credit card account and a line of credit related to an operating lease in the event of a payment default.

The following table provides a reconciliation of cash and restricted cash from the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2025	2024
Cash	$27,013	$15,697
Restricted cash	312	302
Total cash and restricted cash	$27,325	$15,999
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
Leases
The Company determines if an arrangement is or contains a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company, if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company's lease agreements include lease and non-lease components, which the Company has elected not to account for separately for all classes of underlying assets. Lease expense for variable lease components is recognized when incurred.
The Company currently leases real estate classified as operating leases. Operating right of use assets are included in other assets and operating lease obligations in the Company's consolidated balance sheets. At lease commencement, the Company records a lease liability based on the present value of the lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise and records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. Lease expense is recognized on a straight-line basis over the lease term and recognized as research and development expense or general and administrative expense based on the underlying nature of the expense. FASB ASC Topic 842, Leases ("ASC 842") requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit interest rates were not readily determinable in the Company's current operating leases. As such, the incremental borrowing rates were used based on the information available at the commencement dates in determining the present value of lease payments.

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

Variable payments not dependent on an index or rate associated with the Company's leases are recognized when incurred. Variable payments include the Company's proportionate share of certain utilities and other operating expenses and are presented as operating expenses in the Company's condensed consolidated statements of operations and comprehensive loss in the same line item as expense arising from fixed lease payments.

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

The Company constrained the transaction price related to certain future co-development services, as it assessed that it is probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. Royalty revenue will be recorded as sales occur based on the agreed upon royalties. The variable consideration, which is based on continued successful development of our programs, is reevaluated at each reporting period and as changes in circumstances occur.

The services provided by CanSinoBIO are recorded as research and development expense as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as a contract liability within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $2.9 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the condensed consolidated statements of operations and comprehensive loss as research and development expense and was approximately $1.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

The contract liability was $6.6 million and $8.8 million as of June 30, 2025 and 2024, respectively. Revenue recognized for the six months ended June 30, 2025, that was included in the contract liabilities balances as of January 1, 2025 was approximately $2.9 million. Revenue recognized for the six months ended June 30, 2024, that was included in the contract liabilities balances as of January 1, 2024, was approximately $2.2 million.
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
5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Furniture and fixtures	$455	$433
Machinery and equipment	3,235	3,192
Leasehold improvements	16,089	16,089
Total property and equipment	19,779	19,714
Less: accumulated depreciation	(4,334)	(3,160)
Total property and equipment, net	$15,445	$16,554

6.    Operating Leases
The Company has commitments under operating leases for office, laboratory, and manufacturing space in Malvern, Pennsylvania and other locations. The Company's corporate headquarters, located in Malvern, Pennsylvania, lease has an initial term of approximately seven years and includes options to extend the lease for up to 10 years, which the Company has not elected to account for since it is not reasonably certain that the Company will exercise such option. The Company's current GMP facility, located in Malvern, Pennsylvania, lease has an initial term of seven years and includes an option to extend the lease for up to five years, which the Company has elected to account for since it is reasonably certain that the Company will exercise such option. The Company leases three other general use facilities, within the United States, which have initial terms of two to three years and contain no option to extend. The Company has leases in Canada and India which have initial terms of four to five years and contain no option to extend.

The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2025	$642
2026	1,259
2027	1,197
2028	1,216
2029	985
2030	387
Thereafter	$661
Total	$6,347
Less: present value adjustment	(1,549)
Present value of minimum lease payments	$4,798
7.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Research and development	$250	$160
Clinical	388	740
Professional fees	1,153	977
Employee-related	1,671	2,433
Deferred revenue relating to collaborative arrangements	6,603	8,368
Other	2,834	2,822
Total accrued expenses and other current liabilities	$12,899	$15,500
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
Under the terms and conditions of the Original Offering, the Company borrowed $1.0 million during 2016, $0.5 million during 2020, $0.5 million in September 2022, and an additional $0.5 million in May 2023. Issuance costs were recognized as a reduction to the loan balance and are amortized to interest expense over the term of each borrowing. Pursuant to the Original

Offering, each outstanding borrowing, as well as accrued unpaid interest, becomes due upon the seventh anniversary of its disbursement date, subject to certain extension provisions. In January 2024, the Company entered into an agreement to extend the current portion of borrowings owed under the EB-5 Loan Agreement to March 2025. Once repaid, amounts cannot be re-drawn.
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
In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, as well as accrued unpaid interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of June 30, 2025.
The carrying values of the borrowings pursuant to the Original Offering as of June 30, 2025 and December 31, 2024 are summarized below (in thousands):

	June 30, 2025	December 31, 2024
Principal outstanding	$1,500	$2,500
Plus: accrued interest	209	500
Less: unamortized debt issuance costs	(76)	(84)
Carrying value, net	1,633	2,916
Less: current portion of long term debt	—	(1,326)
Long term debt, net of current portion	$1,633	$1,590

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
The carrying values of the borrowings pursuant to the Loan and Security Agreement as of June 30, 2025 and December 31, 2024 are summarized below (in thousands):

	June 30, 2025	December 31, 2024
Principal outstanding	$30,000	$30,000
Less: unamortized debt issuance costs	(3,608)	(4,245)
Carrying value, net	$26,392	$25,755

For the quarter ended June 30, 2025 the Company recognized interest expense of approximately $1.2 million including $0.4 million of debt issuance cost.
The following table summarizes the scheduled debt maturities for the next five years and thereafter (in thousands):

For the years ending December 31, 2025	Total Maturities
2025	$—
2026	$1,250
2027	$16,000
2028	$13,750
2029 and thereafter	$500
Total Debt	$31,500

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
Each share of Series B Convertible Preferred Stock was convertible, at the option of Bharat Biotech, into 10 shares of the Company's common stock (the "Conversion Ratio") only after (i) the Company received stockholder approval to increase the number of authorized shares of common stock under its Sixth Amended and Restated Certificate of Incorporation, which the Company received in April 2021, and (ii) the Company's receipt of shipments by Bharat Biotech of the first 10.0 million doses of COVAXIN manufactured by Bharat Biotech pursuant to the Supply Agreement, and further on the terms and subject to the conditions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. The conversion rate of the Series B Convertible Preferred Stock was subject to adjustment in the event of a stock dividend, stock split, reclassification, or similar event with respect to the Company's common stock. In May 2024, Bharat Biotech and the Company entered into a Stock Forfeiture Agreement whereby the outstanding shares of Series B Convertible Preferred Stock were redeemed."
10.    Warrants
Beginning in 2016, the Company issued warrants to purchase common stock. As of June 30, 2025 and December 31, 2024, 0.6 million warrants were outstanding. As of June 30, 2025, the outstanding warrants had a weighted average exercise price of $6.23 per share and expire between 2026 and 2027.
11.    Stock-Based Compensation
Stock-based compensation expense for stock options, RSUs and PSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
General and administrative	$1,104	$1,333	$2,203	$2,649
Research and development	741	565	1,527	1,010
Total	$1,845	$1,898	$3,730	$3,659
As of June 30, 2025, the Company had $12.5 million of unrecognized stock-based compensation expense related to stock options, RSUs and PSUs outstanding, which is expected to be recognized over a weighted-average period of 2.2 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of June 30, 2025, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 38.6 million equity awards in respect to the Company's common stock, respectively. The 2014 Plan and 2019 Plan have 0.5 million and 17.5 million equity awards remaining available for future grant, respectively, as of June 30, 2025. In addition to stock options, PSUs and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.

Stock Options to Purchase Common Stock
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2024	16,197,148	$2.01	7.40	$1,128
Granted	7,585,836	0.90		3
Exercised	(158,164)	0.44		112
Forfeited	(391,490)	2.36		3
Expired	(21,573)	0.93		6
Options outstanding at June 30, 2025	23,211,757	$1.65	7.8	$2,306
Vested and expected to vest at June 30, 2025	23,211,757	$1.65	7.8	$2,306
Options exercisable at June 30, 2025	12,358,653	$2.28	6.5	$1,232
The weighted average grant date fair values of stock options granted during the three and six months ended June 30, 2025 were $0.79 and $0.76, respectively. The weighted average grant date fair values of stock options granted during the three and six months ended June 30, 2024 were $1.27 and $0.77, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2025 were $0.8 million and $4.7 million, respectively. The total fair values of stock options vested during the three and six months ended June 30, 2024 were $0.8 million and $5.7 million, respectively.
RSUs
The following table summarizes the Company's unvested RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested at December 31, 2024	1,902,457	$1.49
Vested	(953,434)	$1.90
Forfeited	(23,387)	$0.82
RSUs unvested at June 30, 2025	925,636	$1.09
PSUs
In December 2023, pursuant to the 2019 Plan, the Compensation Committee of the Company's Board of Directors adopted a performance restricted stock unit agreement (the "PSU Agreement"). Pursuant to the PSU Agreement, the Company granted 615,467, 256,885 and 3,314,445 of market-based performance stock units at target on January 2, 2024, April 16, 2024, and January 2, 2025, respectively. The PSUs granted in 2024 cliff vest after the requisite service period ending on December 31, 2026. The PSUs granted in 2025, cliff vest after the requisite period ending on December 31, 2027. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company's total shareholder return ("TSR") as compared to the TSR of the companies within the Nasdaq Biotechnology Index over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
The following table summarizes the unvested PSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
PSUs unvested at December 31, 2024	872,352	$1.71
Granted	3,314,445	$1.58
Vested	—	$—
Forfeited	—	$—
PSUs unvested at June 30, 2025	4,186,797	$1.61
12.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts). For purposes of earnings per share, the Series B Convertible Preferred shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form. Losses are allocated between the common shares and the Series B Convertible Preferred Stock on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss attributable to common shareholders— basic and diluted	(14,739)	(15,259)	(30,089)	(27,157)
Weighted shares used in calculating net loss per common share — basic and diluted	292,067,192	257,353,857	292,032,072	257,293,247
Net loss per share attributable to common shareholders — basic and diluted	$(0.05)	$(0.06)	$(0.10)	$(0.11)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(21)	—	(47)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	54,745	—	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(0.38)	—	(0.86)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	June 30,
	2025	2024
Stock options to purchase common stock	23,211,757	15,997,651
RSUs	925,636	1,984,568
PSUs	4,186,797	872,352
Warrants	628,664	628,834
Total	28,952,854	19,483,405
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
Contingencies

In April 2024, a securities class action lawsuit was filed against the Company and certain of its agents in the United States District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:24-cv-01500) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the Company's previously-issued audited consolidated financial statements for each fiscal year beginning January 1, 2020 and its previously-issued unaudited condensed consolidated financial statements for each of the first three quarters in such years and the effectiveness of the Company's disclosure controls and procedures during each such period. The complaint sought unspecified damages, interest, attorneys' fees, and other costs. In October 2024, the lead plaintiff filed an amended complaint, and in December 2024, the Company filed a motion to dismiss. In February 2025, the lead plaintiff filed an opposition to the motion to dismiss, and the Company filed a reply in support of the motion to dismiss in March 2025. In July 2025, the Company’s motion to dismiss, with prejudice, was granted. The plaintiffs will have 30 days to appeal the dismissal of the lead plaintiff’s amended complaint. The Company believes that the lawsuit is without merit and will continue to vigorously defend against it if an appeal is filed.

In May 2024, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:24-cv-02234) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the facts and circumstances relating to the securities class action and seeking damages and certain governance reforms in connection with claims asserted in the securities class action. In June 2024, the Court approved the parties’ joint stipulation for an order staying the derivative lawsuit pending resolution of a motion to dismiss in the related securities class action. In the third quarter of 2024, four additional stockholder derivative lawsuits were filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case Nos. 2:24-cv-03119, 2:24-cv-03209, 2:24-cv-04813, 2:24-cv-04864) asserting similar facts and claims as the first complaint, and in March 2025, the Court consolidated these five derivative lawsuits and stayed the lawsuits pending resolution of the motion to dismiss in the related securities class action. Under consolidated Case No. 2:24-cv-02234, an amended shareholder derivative complaint was filed by a plaintiff in May 2025, and an amended shareholder derivative complaint was filed by two other plaintiffs in June 2025. In January 2025, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Delaware Court of Chancery (Case No. 2025-0095-JTL) asserting similar facts and claims related to breaches of fiduciary duty, unjust enrichment and insider trading, and in March 2025, the Delaware Court of Chancery approved the parties’ joint stipulation for an order staying the lawsuit pending resolution of a motion to dismiss in the related securities class action.
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
14.    Segment Reporting
The Company has one operating and reportable segment relating to the research, development and commercialization of its novel gene therapies. The segment derives its current revenue from a co-development and commercialization agreement with CanSinoBIO. The Company does not track expenses on an individual program basis for overhead costs, as the Company utilizes its resources across all programs.

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
The measure of segment assets is reported on the balance sheet as total assets.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaborative arrangement revenue	$1,373	$1,141	$2,854	$2,155
Less:
OCU400	1,998	2,180	3,843	3,699
OCU410 and OCU410ST	1,117	1,197	2,295	1,681
NeoCart	8	28	5	355
COVAXIN	—	56	—	73
Inhaled mucosal vaccine platform	131	807	319	1,496
OCU200	151	92	400	277
Unallocated costs:
Research and development personnel costs	4,091	3,164	8,106	5,844
Facilities and other support costs	834	879	1,815	1,377
Other	72	499	1,149	926
Total research and development	8,402	8,902	17,932	15,728
General and administrative	6,766	7,688	13,218	14,092
Total operating expenses	15,168	16,590	31,150	29,820
Loss from operations	(13,795)	(15,449)	(28,296)	(27,665)
Interest (expense) income, net	(1,058)	173	(1,972)	475
Other income (expense), net	114	(4)	179	(14)
Segment and consolidated net loss	$(14,739)	$(15,280)	$(30,089)	$(27,204)

15. Subsequent Events

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On July 1, 2025, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) that the Company was granted an additional 180 calendar days, or until December 29, 2025, to regain compliance with the minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) as required by Nasdaq Listing Rule 5550(a)(2) ("Rule 5550(a)(2)") for continued listing on The Nasdaq Capital Market. On July 28, 2025, the Company received written notice from Nasdaq stating that the Company has regained compliance with Rule 5550(a)(2) by maintaining a minimum closing bid price of the Company’s common stock of at least $1.00 per share for the ten consecutive business days from July 8, 2025 to July 25, 2025 and that this matter is now closed.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2024, included in our 2024 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the "Risk Factors" section included in our 2024 Annual Report, First Quarter 10-Q, and the "Risk Factors" and "Disclosure Regarding Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biotechnology company focused on discovering, developing, and commercializing novel gene therapies that improve health and offer hope for patients across the globe.
Our technology pipeline includes:

•Modifier Gene Therapy Platform —

OCU400- Based on the use of nuclear hormone receptors ("NHRs"), we believe our novel modifier gene therapy platform has the potential to address major blindness diseases, including rare genetic diseases such as RP (OCU400), with a gene-agnostic approach. OCU400 is intended for early to advanced cases of RP including clinical and/or genetic diagnosis with both syndromic and non-syndromic forms of the disease. We are actively recruiting patients in the United States and Canada in the Phase 3 liMeliGhT clinical trial for OCU400 for the treatment of RP and are on track to complete enrollment in support of our target BLA and MAA filings in 2026. In January 2025, we announced positive two-year data for multiple mutations from the Phase 1/2 clinical trial for OCU400. In February 2025, we announced that the European Commission ("EC") has provided a positive opinion from the European Medicines Agency's ("EMA") Committee for Advanced Therapies for OCU400 Advanced Therapy Medicinal Product ("ATMP") classification. In June 2025, Data and Safety Monitoring Board (DSMB) for Phase 3 OCU400-301 convened for evaluable subjects. No Serious Adverse Events (SAEs) related to OCU400 were reported. The recommendation was to continue study dosing as planned. The EMA also granted eligibility to submit the OCU400 MAA via the centralized procedure as an ATMP based on the current study design and statistical analysis plan.
OCU410ST- We initiated dosing in GARDian3 pivotal confirmatory trial for OCU410ST in July. The OCU410ST Phase 2/3 pivotal confirmatory trial represents our second late-stage clinical program. We plan to submit a BLA for OCU410ST in 2027 in alignment with the Company's strategic goal of filing three BLAs over the next three years. We also believe our modifier gene therapy platform has the potential to address multifactorial retinal diseases including dry age-related macular degeneration ("dAMD"), which affects millions of patients in the United States alone. In May 2025, we announced that the FDA has granted Rare Disease Designation (RPDD) for OCU410ST for the treatment of ABCA4-associated retinopathies including Stargardt disease, retinitis pigmentosa 19 ("RP19"), and cone-rod dystrophy 3 ("CORD3"). In November 2024, the EMA granted orphan medicinal product designation ("OMPD") for OCU410ST for the treatment of ABCA4-associated retinopathies (>1200 mutations) including Stargardt disease, RP 19, and CORD3. In June 2025, we announced that the FDA has cleared the Investigational New Drug ("IND") amendment to initiate a Phase 2/3 pivotal confirmatory trial of OCU410ST, a modifier gene therapy candidate being developed for all Stargardt disease (ABCA4-associated retinopathies).

OCU410- We completed dosing in Phase 2 of the Phase 1/2 ArMaDa clinical trial for OCU410 for the treatment of geographic atrophy ("GA"), an advanced form of dAMD. Positive preliminary efficacy and safety data from the Phase 1 dose-escalation portion of the OCU410 Phase 1/2 ArMaDa clinical trial included: no drug-related serious adverse events ("SAEs"), reduced lesion growth, preservation of retinal tissue, and—most importantly—there was a positive effect on the functional visual measure of low luminance visual acuity ("LLVA"). In March 2025, OCU410 and OCU410ST received ATMP classification from the EMA.

•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The first patient was dosed in the OCU200 Phase 1 clinical trial in January 2025, and we are actively recruiting patients. In June 2025, the DSMB approved continuation of dosing in the third cohort and we intend to complete the Phase 1 clinical trial in the second half of 2025.

OCU200 is a multicenter, open-label, dose-ranging study with four cohorts in the dose escalation phase and one cohort in the combination therapy phase. The study follows an accelerated 3+3 sequential dosing design. In the dose-escalation phase, up to 12 subjects will be enrolled if no dose-limiting toxicities are observed. Enrollment may expand to a maximum of 24 subjects if exactly one DLT occurs in each cohort of three subjects. In the combination therapy cohort, 3 to 6 subjects will receive OCU200 at the maximum tolerated dose in combination with Lucentis. Each subject will receive two intravitreal injections of OCU200, administered six weeks apart. The total study population will include up to 30 subjects.

•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. We received concurrence from the FDA on the confirmatory Phase 3 trial design and have completed renovating an existing facility into a current GMP facility to support clinical study and initial commercial launch. This facility is needed to generate patient-specific NeoCart implant from chondrocytes derived from knee biopsy. For more information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations. --Recent Events.”
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. We have completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. In January 2025, we announced that the Investigational New Drug ("IND") application is in effect and the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH") intends to initiate a Phase 1 clinical trial for OCU500 in the third quarter of 2025. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.

Recent Events

Planned Merger of Regenerative Medicine Cell Therapy Platform (including NeoCart) business with Carisma Therapeutics Inc.

On June 22, 2025, we and OrthoCellix, Inc., a Delaware corporation and our wholly-owned subsidiary to which we have contributed the assets related to our NeoCart product candidate (“OrthoCellix”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Ocugen, OrthoCellix, Carisma Therapeutics Inc., a Delaware corporation (“Carisma”) and Azalea Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Carisma (“Merger Sub”).
Pursuant to the Merger Agreement, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OrthoCellix (the “Merger”), with OrthoCellix continuing as a wholly owned subsidiary of Carisma and the surviving company of the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.00001 per share, of OrthoCellix (“OrthoCellix Common Stock”), issued and outstanding (other than shares of OrthoCellix Common Stock (a) held as treasury stock, (b) owned, directly or indirectly, by Carisma or Merger Sub immediately prior to the Effective Time or (c) as to which appraisal rights have been properly exercised in accordance with Delaware law) shall be converted into and become exchangeable for the right to receive a number of shares of Carisma Common Stock, based on a ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”).

Under the terms of the Merger Agreement, upon the closing of the proposed transactions and after giving effect to the contemplated $25.0 million private financing with Ocugen and other select investors, whereby Ocugen will purchase not less than $5.0 million of shares of Carisma’s common stock, par value $0.001 per share (“Carisma Common Stock”), which is expected to close concurrently with the completion of the merger (the “Concurrent Financing”), It is estimated that Ocugen will own more than 50% of the combined company, on a fully diluted basis, and will continue to consolidate OrthoCellix. The percentage of the combined company that each company’s former stockholders will own after completion of the merger is subject to adjustment based on Carisma’s net cash at the closing and the proceeds from the Concurrent Financing, among other adjustments, in each case as described in the Merger Agreement.

As part of the proposed transaction, Ocugen is expected to enter into a transition services agreement with OrthoCellix pursuant to which Ocugen will provide, or cause its affiliates to provide, OrthoCellix with certain services to help facilitate an orderly transition of the NeoCart program. Ocugen is also expected to enter a Manufacturing and Supply Agreement with OrthoCellix for the manufacturing of NeoCart.

To complete the Merger, Carisma’s stockholders must approve the transactions contemplated under the Merger Agreement and Ocugen, as the sole stockholder of OrthoCellix, must adopt the Merger Agreement and approve the Merger and the related transactions contemplated by the Merger Agreement. Additionally, each of the other closing conditions set forth in the Merger Agreement must be satisfied or waived. The Merger will become effective upon the filing of the Certificate of Merger (as defined in the Merger Agreement) or at such later date as is agreed by Carisma and OrthoCellix and specified in the Certificate of Merger. Neither Carisma nor OrthoCellix can predict the exact timing of the consummation of the Merger. After the Merger is complete, Carisma will change its name to OrthoCellix and will operate as a public company. As noted above, it is expected that Ocugen will control OrthoCellix and will consolidate OrthoCellix into its financial statements. Subject to the conditions above, the Merger is expected to close in the fourth quarter of 2025.

Term Sheet with Korean Partner

In June 2025, we entered into a binding term sheet to negotiate and enter into a licensing agreement with a well-established leader in the pharmaceutical and healthcare sector in Korea, for exclusive Korean rights to OCU400. Pursuant to the term sheet, under the license agreement we would receive upfront license fees and near-term development milestones equaling up to $11 million and be entitled to sales milestones of $1 million for every $15 million of net sales in Korea in addition to a royalty of 25% on net sales of OCU400 generated by our partner. Additionally, the term sheet contemplates that we would manufacture commercial supply of OCU400 under terms of a supply agreement. We are in the process of negotiating the license agreement with our partner, however, we cannot provide assurance that a definitive agreement for the license will be executed on the timeline we expect or at all, or that, if executed, it will be on terms agreed to in the term sheet.

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
The OCU400 Phase 3 liMeliGhT clinical trial is currently underway, with enrollment on track to meet our target BLA and Marketing Authorization Application filings in 2026.
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

In May 2025, we announced that the FDA has granted RPDD for OCU410ST for the treatment of ABCA4-associated retinopathies including Stargardt disease, RP19, and CORD3. Previously, OCU410ST received Orphan Drug designations for the treatment of ABCA4-associated retinopathies from the FDA and the EMA.

In June 2025, we announced that the FDA has cleared the IND amendment to initiate a Phase 2/3 pivotal confirmatory trial of OCU410ST. We initiated dosing in GARDian3 pivotal confirmatory trial for OCU410ST in July. The OCU410ST Phase 2/3 pivotal confirmatory trial represents our second late-stage clinical program.
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
OCU410ST/OCU410 utilizes a first-in-class modifier gene therapy approach by delivering the human RORA gene to diseased retinal tissue via subretinal AAV5 delivery. RORA modulates lipid metabolism, oxidative stress, and inflammation key drivers of retinal degeneration that restores retinal homeostasis by offering a unique four-way disease-modifying potential.
The estimated 10-yr economic burden of vision loss diseases in the US is approximately $1.34 trillion. STGD and GA or dry AMD are major contributors to vision loss.
OCU410 has the potential to reduce treatment costs, prevent vision-related disability, and ease the broader healthcare and societal burden driven by structural and functional vision loss.

In February 2025, we announced that alignment has been reached with the FDA to move forward with a Phase 2/3 pivotal confirmatory clinical trial for OCU410ST which can be the basis of a BLA submission. The Phase 2/3 clinical trial will randomize 51 subjects, 34 of whom will receive a single, subretinal, 200-μL injection of OCU410ST at a concentration of 1.5x1011 vector genomes (vg)/mL in the eye with worse visual acuity, and 17 of whom will serve as untreated controls. The primary endpoint in the clinical trial is change in atrophic lesion size. Secondary endpoints include visual acuity as measured by best corrected visual acuity and LLVA compared to untreated controls. One-year data will be utilized for the BLA filing. The GARDian3 Phase 2/3 pivotal confirmatory trial has adaptive design with sample size re-estimation. When 24 subjects in the study (16 in treatment group and 8 in control group) complete their 8 months clinical assessments, a masked interim analysis is planned. OCU410ST is intended for early to advanced cases of Stargardt disease.

The latest data from the OCU410ST Phase 1 clinical trial demonstrates atrophic lesions grew slower by 48% at 12 months for evaluable subjects. In the secondary endpoint-BCVA, treated eyes demonstrated statistically significant (p=0.031) improvement with nearly 2-line (9 letter*) gain in the visual acuity when compared to untreated fellow eyes 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eye in visual function. Ocugen has initiated dosing in Phase 2/3 study with a target BLA filing in 2027.

Positive preliminary efficacy and safety data from the OCU410 Phase 1 ArMaDa clinical trial at 12 months demonstrated no drug-related serious adverse events (SAEs), 23% slower geographic atrophy (GA) lesion growth in treated eyes versus fellow eyes after a single injection, and 2-line/10-letter gain in visual acuity in treated eyes when compared to untreated fellow eyes. Preliminary results from ongoing Phase 2 clinical trial (N=31), 6-month interim analysis, demonstrated a 27% slower lesion growth and preservation of retinal tissue. These data support the potential for OCU410 to provide a one-time treatment for life for the 2-3 million people in the U.S. & EU combined who suffer from GA.

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

Regenerative Cell Therapy Platform

NeoCart is a Phase 3-ready, regenerative cell therapy technology that combines breakthroughs in bioengineering and cell processing to enhance the autologous cartilage repair process. NeoCart is a three-dimensional tissue-engineered disc of new cartilage that is manufactured by growing the patient's own chondrocytes, the cells responsible for maintaining cartilage health. Current surgical and nonsurgical treatment options for knee cartilage injuries in adults are limited in their efficacy and durability. In prior clinical studies, Phase 2 and Phase 3, NeoCart has shown potential to accelerate healing, reduce pain, and provide regenerative native-like cartilage strength with durable benefits post transplantation. NeoCart was shown to be generally well-tolerated and demonstrated greater clinical efficacy than microfracture surgery at two years after treatment. Based on this clinical benefit, the FDA granted a RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, we received concurrence from the FDA on the confirmatory Phase 3 trial design where chondroplasty will be used as a control group. We have completed renovating an existing facility into a GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Events.”
Inhaled Mucosal Vaccine Platform
We are party to an exclusive license agreement with Washington University in St. Louis, pursuant to which we licensed the rights to develop, manufacture, and commercialize a mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Canada, Europe, Japan, South Korea, Australia, China, and Hong Kong. In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a major public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. We believe this novel delivery route may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In January we announced that the IND application is in effect to initiate the Phase 1 clinical trial of OCU500. The NIAID will sponsor and conduct the Phase 1 clinical trial of OCU500 to assess the safety, tolerability, and immunogenicity of OCU500 administered via two different routes, inhalation into the lungs and intranasally as a spray. NIAID intends to initiate the Phase 1 clinical trial of OCU500 in the third quarter of 2025. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024	Change
Collaborative arrangement revenue	$1,373	$1,141	$232
Total Revenue	1,373	1,141	232
Operating expenses
Research and development	8,402	8,902	(500)
General and administrative	6,766	7,688	(922)
Total operating expenses	15,168	16,590	(1,422)
Loss from operations	(13,795)	(15,449)	1,654
Interest (expense) income, net	(1,058)	173	(1,231)
Other income (expense), net	114	(4)	118
Net loss	$(14,739)	$(15,280)	$541
The following table summarizes our research and development expenses by product candidate for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,
	2025	2024	Change
OCU400	$1,998	$2,180	$(182)
OCU410 and OCU410ST	1,117	1,197	(80)
NeoCart	8	28	(20)
COVAXIN	—	56	(56)
Inhaled mucosal vaccine platform	131	807	(676)
OCU200	151	92	59
Unallocated costs:
Research and development personnel costs	4,091	3,164	927
Facilities and other support costs	834	879	(45)
Other	72	499	(427)
Total research and development	$8,402	$8,902	$(500)
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.
Research and development expense
Research and development expense decreased by $0.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to $(0.7) million related to OCU500, which is driven by a decrease in preclinical activities and GMP manufacturing of Phase 1 clinical trial material.

General and administrative expense
General and administrative expense decreased by $0.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to $1.1 million in professional services fees and $0.2 million related to reduced stock based compensation.
Interest (expense) income, net
Interest (expense) income, net decreased by $1.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to $1.3 million in interest expense on our long term debt, which was not leveraged until three months ended December 31, 2024.
Other income (expense), net
Other income (expense), net decreased by $0.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to $0.1 million in one time IRS refund.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024	Change
Collaboration revenue	$2,854	$2,155	$699
Total revenues	2,854	2,155	699
Operating expenses
Research and development	17,932	15,728	2,204
General and administrative	13,218	14,092	(874)
Total operating expenses	31,150	29,820	1,330
Loss from operations	(28,296)	(27,665)	(631)
Interest (expense) income, net	(1,972)	475	(2,447)
Other income (expense), net	179	(14)	193
Net loss	$(30,089)	$(27,204)	$(2,885)
The following table summarizes our research and development expenses by product candidate for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024	Change
OCU400	$3,843	$3,699	$144
OCU410 and OCU410ST	2,295	1,681	614
NeoCart	5	355	(350)
COVAXIN	—	73	(73)
Inhaled mucosal vaccine platform	319	1,496	(1,177)
OCU200	400	277	123
Unallocated costs:
Research and development personnel costs	8,106	5,844	2,262
Facilities and other support costs	1,815	1,377	438
Other	1,149	926	223
Total research and development	$17,932	$15,728	$2,204

Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.
Research and development expense
Research and development expense increased by $2.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to $2.3 million related to increased headcount related expenses.
General and administrative expense
General and administrative expense decreased by $0.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to $0.9 million in professional service fees and $0.4 million related to reduced stock based compensation. This was offset by an increase of $0.4 million to our commercial related activities for OCU400.
Interest (expense) income, net
Interest (expense) income, net decreased by $2.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to $2.5 million in interest expense on our long term debt, which was not leveraged until three months ended December 31, 2024.
Other income (expense), net
Other income (expense), net decreased by $0.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to $0.2 million in a one time IRS refund, and unrealized gain on currency.

Liquidity and Capital Resources
As of June 30, 2025, we had $27.0 million in cash. We have not generated revenue from our product candidates to date, and have primarily funded our operations through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through June 30, 2025, we have raised a gross aggregate of $368.9 million to fund our operations, of which $325.1 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $33.3 million was from the issuance of debt, and $0.2 million was from grant proceeds.

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
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $30.1 million and $27.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $370.3 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $17.1 million and indebtedness of $28.0 million.
The following table provides a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(30,087)	$(20,506)
Net cash used in investing activities	(190)	(2,865)
Net cash used in financing activities	(1,184)	(100)
Effect of changes in exchange rate on cash and restricted cash	(36)	8
Net decrease in cash and restricted cash	$(31,497)	$(23,463)
Operating activities
Cash used in operating activities was $30.1 million for the six months ended June 30, 2025, and primarily consisted of a net loss of $30.1 million adjusted for non-cash items including stock-based compensation of $3.7 million, depreciation and amortization of $1.8 million, non-cash lease expense of $0.6 million, non-cash expense from collaborative arrangements, net of $1.8 million, other non-cash items of $0.1 million, and a change in net working capital of $4.5 million.
Cash used in operating activities was $20.5 million for the six months ended June 30, 2024, and primarily consisted of a net loss of $27.2 million adjusted for non-cash items including stock-based compensation of $3.7 million, non-cash expense from collaborative arrangements, net of $1.7 million, non-cash lease expense of $0.2 million, depreciation and amortization of $0.8 million, other non-cash items of $0.1 million, and a change in net working capital of $0.2 million.
Investing activities
Cash used in investing activities was $0.2 million for the six months ended June 30, 2025, and primarily consisted of payments related to the payment of security deposits and purchases of property and equipment. Cash used in by investing activities was $(2.9) million for the six months ended June 30, 2024, were primarily consisted of payments related to the purchases of property and equipment.
Financing activities
Cash used in financing activities was $1.2 million for the six months ended June 30, 2025 compared to cash used in financing activities of $0.1 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, cash reduced by financing activities primarily consisted of the repayment of part of the companies EB-5 loan. During the six months ended June 30, 2024, cash provided financing activities primarily consisted of gross proceeds of $(0.1) million paid related to the sale of restricted stock units.
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
As of June 30, 2025, we had cash of approximately $27.0 million. This amount will not be sufficient to fund our operations over the next 12 months. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Given this uncertainty, and despite the additional funding from the debt transaction with Avenue Capital, we will need to raise significant additional capital in order to fund our operations until we recognize significant revenue from product sales. Our management continues to evaluate different strategies to obtain the funding required for our future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including, but not limited to the impact of the geopolitical turmoil, macroeconomic conditions, and the impact of inflation and as a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The Company is currently assessing the implications of these tax law changes and does not expect that they will have a material impact on its Financial Statements in the current year.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger may not be completed within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On June 22, 2025, we entered into the Merger Agreement with Carisma, OrthoCellix (our wholly-owned subsidiary to which we contributed the assets related to our Neocart product candidate) and Merger Sub. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into OrthoCellix (the “Merger”), with OrthoCellix continuing as a wholly owned subsidiary of Carisma and the surviving company of the Merger. Following the Merger, the combined company will focus on the development of NeoCart technology for the treatment of knee articular cartilage defects.

The obligation of each party to effect the Merger is subject to several customary conditions, including: (i) a registration statement having become effective in accordance with the provisions of the Securities Act covering the shares of Carisma to be issued in the Merger, (ii) the accuracy of the representations and warranties made by parties in the Merger Agreement, subject to certain materiality qualifications and exceptions; (iii) compliance by parties with covenants under the Merger Agreement in all material respects; and (iv) Carisma’s Net Cash (as defined in the Merger Agreement) not being less than -$1.0 million.
We cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we will have incurred significant costs, including significant legal and advisory fees, and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger. The failure to complete the transaction could also result in negative publicity and negatively affect our relationship with our stockholders, employees and other business partners.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Complaints may in the future be filed against us, our board of directors, Carisma, OrthoCellix or any of the combined company’s boards of directors and/or others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Carisma, OrthoCellix or any of the combined company’s boards of directors could delay or prevent the consummation of the Merger, result in significant costs, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.

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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2025, no directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits.
The exhibits listed below are filed or furnished in this Quarterly Report on Form 10-Q:

Exhibit	Description

10.1*†	Third Amendment to the Exclusive License Agreement between Washington University and Ocugen, Inc., dated June 2, 2025.

10.2
Agreement and Plan of Merger, dated as of June 22, 2025, by and among Carisma Therapeutics Inc., Azalea Merger Sub, Inc., OrthoCellix, Inc. and Ocugen, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2025).

10.3	Form of Carisma Support Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2025).

10.4	Form of OrthoCellix Support Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2025).

10.5	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2025).

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Accounting Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
*    Filed herewith.
**    Furnished herewith.

† Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: August 4, 2025	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer)

Dated: August 4, 2025	/s/ Ramesh Ramachandran
Ramesh Ramachandran, CPA, MBA, CMA Chief Accounting Officer (Principal Financial Officer)