Form 10-Q
period 2025-09-30
Ocugen, Inc.
filed 2025-11-05
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of October 31, 2025 there were 312,320,112 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
Unless the context otherwise requires, references to the "Company," "we," "our," or "us" in this report refer to Ocugen, Inc. and its subsidiaries.

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

The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 5, 2025 (the "2024 Annual Report") and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and June 30, 2025 filed with the SEC on May 09, 2025 and August 4, 2025, respectively (together with this Quarterly Report on Form 10-Q, the "2025 Quarterly Reports") include, among other things, statements about:
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
•the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, macroeconomic conditions, tariff policies, social unrest, political instability, terrorism, or acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers; and
•other matters discussed under the heading "Risk Factors" contained in the 2024 Annual Report, the 2025 Quarterly Reports, and in any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our 2024 Annual Report and in our 2025 Quarterly Reports, particularly under the section titled "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash	$32,565	$58,514
Prepaid expenses and other current assets	5,074	3,168
Total current assets	37,639	61,682
Property and equipment, net	14,946	16,554
Restricted cash	314	307
Other assets	4,697	3,899
Total assets	$57,596	82,442
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,574	$4,243
Accrued expenses and other current liabilities	14,932	15,500
Operating lease obligations	855	519
Current portion of long term debt	—	1,326
Total current liabilities	20,361	21,588
Non-current liabilities
Operating lease obligations, less current portion	3,709	3,313
Long term debt, net	28,400	27,345
Other non-current liabilities	1,593	564
Total non-current liabilities	33,702	31,222
Total liabilities	54,063	52,810
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024
Common stock; $0.01 par value; 390,000,000 shares authorized, 312,441,123 and 291,489,058 shares issued, and 312,319,623 and 291,367,558 shares outstanding at September 30, 2025 and December 31, 2024, respectively	3,125	2,915
Treasury stock, at cost, 121,500 shares at September 30, 2025 and December 31, 2024	(48)	(48)
Additional paid-in capital	390,759	366,938
Accumulated other comprehensive income	58	48
Accumulated deficit	(390,361)	(340,221)
Total stockholders' equity	3,533	29,632
Total liabilities and stockholders' equity	$57,596	$82,442
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Collaborative arrangement revenue	$1,752	$1,136	$4,606	$3,291
Total revenue	1,752	1,136	4,606	3,291
Operating expenses
Research and development	11,149	8,108	29,081	23,836
General and administrative	8,228	6,280	21,446	20,372
Total operating expenses	19,377	14,388	50,527	44,208
Loss from operations	(17,625)	(13,252)	(45,921)	(40,917)
Other (expense) income :
Interest expense	(1,314)	(29)	(3,856)	(87)
Interest income	207	310	778	843
Other (expense) income, net	(1,319)	1	(1,141)	(13)
Total other (expense) income	(2,426)	282	(4,219)	743
Net loss	$(20,051)	$(12,970)	$(50,140)	$(40,174)
Other comprehensive income (loss)
Foreign currency translation adjustment	46	(5)	10	3
Comprehensive loss	$(20,005)	$(12,975)	$(50,130)	$(40,171)

Net loss attributable to common shareholders — basic and diluted	(20,051)	(12,970)	(50,140)	(40,128)
Weighted shares used in calculating net loss per common share — basic and diluted	304,003,247	278,171,593	296,066,314	264,303,494
Net loss per share attributable to common shareholders — basic and diluted	$(0.07)	$(0.05)	$(0.17)	$(0.15)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	—	—	(46)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	—	—	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	—	—	—	(0.84)

See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	291,489,058	$2,915	$(48)	$366,938	$48	$(340,221)	$29,632
Stock-based compensation expense	—	—	—	—	—	1,885	—	—	1,885
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	660,917	7	—	(252)	—	—	(245)
Other comprehensive loss	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	(15,350)	(15,350)
Balance at March 31, 2025	—	$—	292,149,975	$2,922	$(48)	$368,571	$40	$(355,571)	$15,914
Stock-based compensation expense	—	—	—	—	—	1,844	—	—	1,844
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	163,586	2	—	59	—	—	61
Other comprehensive loss	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	(14,739)	(14,739)
Balance at June 30, 2025	—	—	292,313,561	2,924	(48)	370,474	12	(370,310)	3,052
Stock-based compensation expense	—	—	—	—	—	1,976	—	—	1,976
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	127,562	1	—	55	—	—	56
Issuance of common stock & warrants for capital raises, net of issuance costs	—	—	20,000,000	200	—	18,254	—	—	18,454
Other comprehensive income (loss)	—	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	—	(20,051)	(20,051)
Balance at September 30, 2025	—	—	312,441,123	$3,125	$(48)	390,759	$58	$(390,361)	3,533

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	54,745	$1	256,688,304	$2,567	$(48)	$324,191	$20	$(286,167)	$40,564
Stock-based compensation expense	—	—	—	—	—	1,761	—	—	1,761
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	758,460	8	—	(153)	—	—	(145)
Other comprehensive income (loss)	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	(11,924)	(11,924)
Balance at March 31, 2024	54,745	$1	257,446,764	$2,575	$(48)	$325,799	$25	$(298,091)	$30,261
Stock-based compensation expense	—	—	—	—	—	1,898	—	—	1,898
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	95,860	1	—	44	—	—	45
Series B convertible preferred stock reacquisition	(54,745)	(1)	—	—	—	1	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	(15,280)	(15,280)
Balance at June 30, 2024	—	$—	257,542,624	$2,576	$(48)	$327,742	$28	$(313,371)	$16,927
Stock-based compensation expense	—	—	—	—	—	1,892	—	—	1,892
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	124,237	1	—	48	—	—	49
Issuance of common stock for capital raises, net of issuance costs			32,717,391	327	—	34,410			34,737
Other comprehensive income (loss)	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	(12,970)	(12,970)
Balance at September 30, 2024	—	$—	290,384,252	$2,904	$(48)	$364,092	$23	$(326,341)	$40,630
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(50,140)	$(40,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,786	1,370
Non-cash interest expense	75	87
Non-cash lease expense	944	634
Non-cash (income) expense from collaborative arrangements, net	(2,684)	(2,406)
Stock-based compensation expense	5,705	5,551
Other	29	28
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,913)	1,701
Accounts payable and accrued expenses	2,105	2,048
Other non-current liabilities	90	(617)
Net cash used in operating activities	(43,003)	(31,778)
Cash flows from investing activities
Purchases of property and equipment	(150)	(3,372)
Payment of security deposits	(126)	—
Net cash used in investing activities	(276)	(3,372)
Cash flows from financing activities
Issuance of common stock and warrants, net	18,326	37,575
Payment of EB-5 Loan	(1,000)	(2,889)
Net cash provided by financing activities	17,326	34,686
Effect of changes in exchange rate on cash and restricted cash	10	3
Net decrease in cash and restricted cash	(25,943)	(461)
Cash and restricted cash at beginning of period	58,821	39,462
Cash and restricted cash at end of period	$32,879	$39,001
Supplemental disclosure of non-cash investing and financing transactions:
Purchases of property and equipment	$19	$—
Series B Convertible Preferred Stock reacquisition	$—	$1
Right-of-use asset related to operating leases	$1,316	$103

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
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $50.1 million and $40.2 million for the Nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $390.4 million and cash totaling $32.6 million. This amount will not be sufficient to fund the Company's operations over the next 12 months after the date that the condensed consolidated financial statements are issued. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, the Company may have based this estimate on assumptions that may prove to be different than actuals, and the Company's operating plan may change as a result of many factors currently unknown to the Company.

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

Update on NeoCart Business Merger: Agreement and Subsequent Termination

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

On September 16, 2025, Carisma Therapeutics, Inc. delivered a termination notice to Ocugen, providing for the termination of the Merger Agreement as a result of Ocugen having obtained less than $25.0 million in commitments for the Concurrent Investment (as defined in the Merger Agreement) sufficiently in advance of Carisma’s pending Nasdaq compliance deadline of October 7, 2025. Ocugen continue to pursue new strategic partnerships and investment opportunities that align with the Company's long-term growth objectives.

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

Certain prior period amounts have been reclassified to conform to the current year presentation of our condensed consolidated interim financial statements. These reclassifications had no effect on the reported results of operations and ending shareholders’ equity.

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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to interest (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.2 million and $0.8 million as interest income for the three and nine months ended September 30, 2025, respectively. The Company recorded $0.3 million and $0.8 million as interest income for the three and nine months ended September 30, 2024, respectively. The Company's restricted cash balance as of September 30, 2025 consisted of cash held to collateralize a corporate credit card account and a line of credit related to an operating lease in the event of a payment default.

The following table provides a reconciliation of cash and restricted cash from the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2025	2024
Cash	$32,565	$38,696
Restricted cash	314	305
Total cash and restricted cash	$32,879	$39,001
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

The services provided by CanSinoBIO are recorded as research and development expense as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as a contract liability within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $4.6 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the condensed consolidated statements of operations and comprehensive loss as research and development expense and was approximately $1.9 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The contract liability was $5.7 million and $8.1 million as of September 30, 2025 and 2024, respectively. Revenue recognized for the nine months ended September 30, 2025, that was included in the contract liabilities balances as of January 1, 2025 was approximately $4.6 million. Revenue recognized for the nine months ended September 30, 2024, that was included in the contract liabilities balances as of January 1, 2024, was approximately $3.3 million.

License Agreement with Kwangdong Pharmaceutical, Ltd.

The Company entered into a license agreement (“Kwangdong License”) with Kwangdong Pharmaceutical, Ltd ("Kwangdong") for the development and commercialization of the Company's modifier gene therapy product candidate OCU400 in September 2025. Pursuant to the Kwangdong License, Kwangdong gains the exclusive rights to commercialize and develop OCU400 in South Korea (“Kwangdong Territory”). Kwangdong is responsible for commercialization and regulatory approval in the Kwangdong Territory. The Company retains exclusive right to manufacture for Kwangdong. The Company will also provide additional support services to Kwangdong throughout the term of the agreement to support commercialization.

In accordance with the Kwangdong License, the Company received an initial $0.8 million (net of tax) non-refundable fee and is entitled to additional milestone based fees upon FDA and regulatory approval in the Kwangdong Territory as well as manufacturing based fees upon shipment. The Kwangdong License also includes an option (“Repurchase Option”) for the Company to purchase the license back from Kwangdong for three times the amount of fees paid to date plus expenses. That option expires upon regulatory approval in Kwangdong Territory.

The Company determined the Kwangdong License is within the scope of ASC 606 as it does not meet the criteria to be accounted for as a collaboration agreement, and Kwangdong is considered to be a customer who is purchasing product from the Company. The Company determined that the license to commercialize and the manufacturing performance obligations are inseparable as Kwangdong cannot benefit from the license without the manufacturing. Revenue will be recognized upon delivery of product to Kwangdong. As of September 30, 2025, all $0.8 million of the non-refundable fee received is deferred as the Company has not delivered any product under the contract and has been recorded in Other non-current liabilities on the condensed consolidated balance sheets.

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
5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Furniture and fixtures	$455	$433
Machinery and equipment	3,326	3,192
Leasehold improvements	16,089	16,089
Total property and equipment	19,870	19,714
Less: accumulated depreciation	(4,924)	(3,160)
Total property and equipment, net	$14,946	$16,554
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

The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2025	$481
2026	1,249
2027	1,186
2028	1,205
2029	976
2030	385
Thereafter	$660
Total	$6,142
Less: present value adjustment	(1,578)
Present value of minimum lease payments	$4,564

7.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the condensed consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Research and development	$243	$160
Clinical	1,034	740
Professional fees	1,265	977
Employee-related	2,590	2,433
Deferred revenue relating to collaborative arrangements	5,684	8,368
Other	4,116	2,822
Total accrued expenses and other current liabilities	$14,932	$15,500
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
In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, as well as accrued unpaid interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of September 30, 2025.

The carrying values of the borrowings pursuant to the Original Offering as of September 30, 2025 and December 31, 2024 are summarized below (in thousands):

	September 30, 2025	December 31, 2024
Principal outstanding	$1,500	$2,500
Plus: accrued interest	235	500
Less: unamortized debt issuance costs	(72)	(84)
Carrying value, net	1,663	2,916
Less: current portion of long term debt	—	(1,326)
Long term debt, net of current portion	$1,663	$1,590

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
The carrying values of the borrowings pursuant to the Loan and Security Agreement as of September 30, 2025 and December 31, 2024 are summarized below (in thousands):

	September 30, 2025	December 31, 2024
Principal outstanding	$30,000	$30,000
Less: unamortized debt issuance costs	(3,262)	(4,245)
Carrying value, net	$26,738	$25,755
For the quarter ended September 30, 2025 the Company recognized interest expense of approximately $1.3 million including $0.4 million of debt issuance cost amortization.
The following table summarizes the scheduled debt maturities for the next five years and thereafter (in thousands):

For the years ending December 31, 2025	Total Maturities
2025	$—
2026	$1,250
2027	$16,000
2028	$13,750
2029 and thereafter	$500
Total Debt	$31,500

9.    Equity
Offerings of Common Stock
2024 Public Offering

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

2025 Registered Direct Offering

In August 2025, the Company closed a registered direct offering pursuant to a securities purchase agreement with an institutional investor, for the purchase and sale of 20,000,000 shares of common stock and warrants to purchase up to an aggregate of 20,000,000 shares of common stock at a purchase price of $1.00 per share and accompanying warrant. The warrants have an exercise price of $1.50 per share, are exercisable immediately upon issuance, and will expire two years following the date of issuance. The warrants are callable by the Company when the volume weighted average price of the Company’s common stock exceeds $2.50 per share for at least five days of a trailing 30 trading day period. The net proceeds to the Company from the offering were $18.5 million after deducting the placement agent fees and other offering expenses. As the warrants are exercisable for a fixed number of the Company’s shares, are indexed to the Company’s stock, and do not require cash or net settlement, the Company determined that the warrants qualify for equity classification.

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

10.    Warrants
Beginning in 2016, the Company issued warrants to purchase common stock. In August 2025, the Company issued additional warrants to purchase up to 20 million shares of common stock as disclosed in Note 9 above. As of September 30, 2025 and December 31, 2024, 20.6 million and 0.6 million warrants were outstanding, respectively. As of September 30, 2025, the outstanding warrants had a weighted average exercise price of $1.64 per share and expire between 2026 and 2027.
11.    Stock-Based Compensation
Stock-based compensation expense for stock options, RSUs and PSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
General and administrative	$1,209	$1,315	$3,412	$3,965
Research and development	767	577	2,293	1,586
Total	$1,976	$1,892	$5,705	$5,551
As of September 30, 2025, the Company had $12.2 million of unrecognized stock-based compensation expense related to stock options, RSUs and PSUs outstanding, which is expected to be recognized over a weighted-average period of 2.1 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of September 30, 2025, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 38.6 million equity awards in respect to the Company's common stock, respectively. The 2014 Plan and 2019 Plan have 0.6 million and 16.6 million equity awards remaining available for future grant, respectively, as of September 30, 2025. In addition to stock options, PSUs and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2024	16,197,148	$2.01	7.4	$1,128
Granted	9,543,246	0.93		3
Exercised	(280,379)	0.45		187
Forfeited	(1,174,166)	2.21		39
Expired	(387,569)	2.16		6
Options outstanding at September 30, 2025	23,898,280	$1.58	7.8	$12,191
Vested and expected to vest at September 30, 2025	23,898,280	$1.58	7.8	$12,191
Options exercisable at September 30, 2025	11,305,784	$2.29	6.3	$3,641
The weighted average grant date fair values of stock options granted during the three and nine months ended September 30, 2025 were $0.91 and $0.79, respectively. The weighted average grant date fair values of stock options granted during the three and nine months ended September 30, 2024 were $1.19 and $0.81, respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2025 were $0.1 million and $4.9 million, respectively. The total fair values of stock options vested during the three and nine months ended September 30, 2024 were $0.2 million and $6.0 million, respectively.
RSUs
The following table summarizes the Company's unvested RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested at December 31, 2024	1,902,457	$1.49
Vested	(960,862)	$1.90
Forfeited	(24,066)	$0.84
RSUs unvested at September 30, 2025	917,529	$1.08
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
The following table summarizes the unvested PSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
PSUs unvested at December 31, 2024	872,352	$1.71
Granted	3,314,445	$1.58
Vested	—	$—
Forfeited	—	$—
PSUs unvested at September 30, 2025	4,186,797	$1.61
12.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts). For purposes of earnings per share, the Series B Convertible Preferred shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form. Losses are allocated between the common shares and the Series

B Convertible Preferred Stock on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss attributable to common shareholders— basic and diluted	(20,051)	(12,970)	(50,140)	(40,128)
Weighted shares used in calculating net loss per common share — basic and diluted	304,003,247	278,171,593	296,066,314	264,303,494
Net loss per share attributable to common shareholders — basic and diluted	$(0.07)	$(0.05)	$(0.17)	$(0.15)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	—	—	(46)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	—	—	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	—	—	—	(0.84)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	September 30,
	2025	2024
Stock options to purchase common stock	23,898,280	16,164,811
RSUs	917,529	1,971,952
PSUs	4,186,797	872,352
Warrants	20,628,664	628,725
Total	49,631,270	19,637,840
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

Contingencies

In April 2024, a securities class action lawsuit was filed against the Company and certain of its agents in the United States District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:24-cv-01500) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the Company's previously-issued audited consolidated financial statements for each fiscal year beginning January 1, 2020 and its previously-issued unaudited condensed consolidated financial statements for each of the first three quarters in such years and the effectiveness of the Company's disclosure controls and procedures during each such period. The complaint sought unspecified damages, interest, attorneys' fees, and other costs. In October 2024, the lead plaintiff filed an amended complaint, and in December 2024, the Company filed a motion to dismiss. In February 2025, the lead plaintiff filed an opposition to the motion to dismiss, and the Company filed a reply in support of the motion to dismiss in March 2025. In July 2025, the Company’s motion to dismiss, with prejudice, was granted. The lead plaintiff appealed to the United States Court of Appeals for the Third Circuit regarding the order that was entered in July 2025, which dismissed the action with prejudice. The lead plaintiff’s appellant's brief and joint appendix were filed in October 2025, the Company’s appellees’ brief will be filed in December 2025, and the lead plaintiff’s reply brief will be due in January 2026.

In May 2024, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case No. 2:24-cv-02234) that purported to state a claim for breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution for violations of Sections 10(b) and 21(d) of the Exchange Act, based on the facts and circumstances relating to the securities class action and seeking damages and certain governance reforms in connection with claims asserted in the securities class action. In June 2024, the Court approved the parties’ joint stipulation for an order staying the derivative lawsuit pending resolution of a motion to dismiss in the related securities class action. In the third quarter of 2024, four additional stockholder derivative lawsuits were filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Court (Case Nos. 2:24-cv-03119, 2:24-cv-03209, 2:24-cv-04813, 2:24-cv-04864) asserting similar facts and claims as the first complaint, and in March 2025, the Court consolidated these five derivative lawsuits and stayed the lawsuits pending resolution of the motion to dismiss in the related securities class action. Under consolidated Case No. 2:24-cv-02234, an amended shareholder derivative complaint was filed by a plaintiff in May 2025, and an amended shareholder derivative complaint was filed by two other plaintiffs in June 2025. In August 2025, the Court approved the parties’ joint stipulation to continue the stay during the pendency of the appeal filed in the related securities class action.

In January 2025, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Delaware Court of Chancery ("Delaware Court) (Case No. 2025-0095-JTL) asserting similar facts and claims related to breaches of fiduciary duty, unjust enrichment and insider trading, and in March 2025, the Delaware Court of Chancery approved the parties’ joint stipulation for an order staying the lawsuit pending resolution of a motion to dismiss in the related securities class action. In September 2025, the Delaware Court approved the parties’ joint stipulation to continue the stay during the pendency of the appeal filed in the related securities class action.

In October 2025, a securities class action lawsuit was filed against the Company in the Delaware Court (Case No. 2025-1214) that purported to state claims for breach of contract, declaratory judgment under 8 Del. C. § 225(b) and declaratory judgment under 10 Del. C. § 6501 based on allegations that the Company breached provisions of the Company’s charter and attempted to evade the voting threshold in the Company’s charter. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs among injunctive relief and other governance related actions and declarations.

The Company believes that these lawsuits are without merit and intends to vigorously defend against them. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to the Company. No information is available to indicate that it is probable that a loss has been incurred and can be reasonably estimated as of the date of the condensed consolidated financial statements and, as such, no accrual for the loss has been recorded within the condensed consolidated financial statements.

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
The measure of segment assets is reported on the balance sheet as total assets.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaborative arrangement revenue	$1,752	$1,136	$4,606	$3,291
Less:
OCU400	3,616	1,492	7,463	5,190
OCU410 and OCU410ST	1,373	759	3,675	2,598
NeoCart	19	104	25	459
COVAXIN	—	(65)	—	8
Inhaled mucosal vaccine platform	67	664	399	2,160
OCU200	131	48	530	324
Unallocated costs:
Research and development personnel costs	4,353	3,745	12,454	9,590
Facilities and other support costs	864	791	2,665	2,168
Other	726	570	1,870	1,339
Total research and development	11,149	8,108	29,081	23,836
General and administrative	8,228	6,280	21,446	20,372
Total operating expenses	19,377	14,388	50,527	44,208
Loss from operations	(17,625)	(13,252)	(45,921)	(40,917)
Other expense (income):
Interest Expense	(1,314)	$(29)	(3,856)	(87)
Interest Income	207	$310.00	778	843
Other (expense) income, net	(1,319)	$1.00	(1,141)	(13)
Total other (expense) income	(2,426)	282	(4,219)	743
Segment and consolidated net loss	$(20,051)	$(12,970)	$(50,140)	$(40,174)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2024, included in our 2024 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the "Risk Factors" section included in our 2024 Annual Report, 2025 Quarterly Reports, and the "Risk Factors" and "Disclosure Regarding Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biotechnology company focused on discovering, developing, and commercializing novel gene therapies that improve health and offer hope for patients across the globe.
Our technology pipeline includes:

•Novel Modifier Gene Therapy Platform —

OCU400- Based on the use of nuclear hormone receptors ("NHRs"), we believe our novel modifier gene therapy platform has the potential to address major blindness diseases, including rare genetic diseases such as RP (OCU400), with a gene-agnostic approach. OCU400 is intended for early to advanced cases of RP including clinical and/or genetic diagnosis with both syndromic and non-syndromic forms of the disease. We are actively recruiting subjects in the United States and Canada in the Phase 3 liMeliGhT clinical trial for OCU400 for the treatment of RP and are on track to complete enrollment in support of our target BLA and MAA filings in 2026. In January 2025, we announced positive two-year data for multiple mutations from the Phase 1/2 clinical trial for OCU400. In February 2025, we announced that the European Commission ("EC") has provided a positive opinion from the European Medicines Agency's ("EMA") Committee for Advanced Therapies for OCU400 Advanced Therapy Medicinal Product ("ATMP") classification.
OCU410ST- We initiated dosing in GARDian3 pivotal confirmatory trial for OCU410ST in July 2025. The OCU410ST Phase 2/3 pivotal confirmatory trial represents our second late-stage clinical program. We plan to submit a BLA for OCU410ST in 2027 in alignment with our strategic goal of filing three BLAs over the next three years. We also believe our modifier gene therapy platform has the potential to address multifactorial retinal diseases including dry age-related macular degeneration ("dAMD"), which affects millions of patients in the United States alone. In May 2025, we announced that the FDA has granted Rare Pediatric Disease Designation (RPDD) for OCU410ST for the treatment of ABCA4-associated retinopathies including Stargardt disease, retinitis pigmentosa 19 ("RP19"), and cone-rod dystrophy 3 ("CORD3"). In November 2024, the EMA granted orphan medicinal product designation ("OMPD") for OCU410ST for the treatment of ABCA4-associated retinopathies (>1200 mutations) including Stargardt disease, RP 19, and CORD3. In June 2025, we announced that the FDA has cleared the Investigational New Drug ("IND") amendment to initiate a Phase 2/3 pivotal confirmatory trial of OCU410ST, a modifier gene therapy candidate being developed for all Stargardt disease (ABCA4-associated retinopathies). In August, 2025, we announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) reviewed the study design, endpoints and planned statistical analysis of the ongoing pivotal confirmatory OCU410ST Phase 2/3 GARDian3 clinical trial for Stargardt disease and provided acceptability of a single U.S.-based trial for submission of a Marketing Authorization Application (MAA).

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

•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The first subject was dosed in the OCU200 multicenter open label Phase 1 clinical trial in January 2025, and we are actively recruiting subjects. We are on track to complete the enrollment in the first quarter of 2026.

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
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. We have completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. In January 2025, we announced that the Investigational New Drug ("IND") application is in effect, and the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH") intends to initiate a Phase 1 clinical trial for OCU500. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.

Recent Events

2025 Registered Direct Offering

In August 2025, we closed a registered direct offering pursuant to a securities purchase agreement with an institutional investor, for the purchase and sale of 20,000,000 shares of common stock and warrants to purchase up to an aggregate of 20,000,000 shares of common stock at a purchase price of $1.00 per share and accompanying warrant. The warrants have an exercise price of $1.50 per share, are exercisable immediately upon issuance, and will expire two years following the date of issuance. The warrants are callable by us when the volume weighted average price of our common stock exceeds $2.50 per share for at least five days of a trailing 30 trading day period. The net proceeds to us from the offering were $18.5 million after deducting the placement agent fees and other offering expenses.

Licensing Agreement with Kwangdong Pharmaceuticals

The Company entered into a license agreement (“Kwangdong License”) with Kwangdong Pharmaceutical, Ltd ("Kwangdong") for the development and commercialization of the Company's modifier gene therapy product candidate OCU400 in September 2025. Pursuant to the Kwangdong License, Kwangdong gains the exclusive rights to commercialize and develop OCU400 in South Korea (“Kwangdong Territory”). Kwangdong is responsible for commercialization and regulatory approval in the Kwangdong Territory. The Company retains exclusive right to manufacture for Kwangdong. The Company will also provide additional support services to Kwangdong throughout the term of the agreement to support commercialization.

In accordance with the Kwangdong License, the Company received an initial $0.8 million (net of tax) non-refundable fee and is entitled to additional milestone based fees upon FDA and regulatory approval in the Kwangdong Territory as well as manufacturing based fees upon shipment.

With an estimated 7,000 RP patients in South Korea, this partnership aims to address a significant unmet medical need. Upon regulatory approval, Kwangdong will lead commercialization efforts, leveraging Ocugen’s clinical data and U.S. Biologics License Application (BLA) for local regulatory submission.

Update on NeoCart Business Merger: Agreement and Subsequent Termination

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

On September 16, 2025, Carisma Therapeutics, Inc. delivered a termination notice to Ocugen, providing for the termination of the Agreement and Plan of Merger (the “Merger Agreement”) pursuant to Section 9.1(k) of the Merger Agreement as a result of us having obtained less than $25.0 million in commitments for the Concurrent Investment (as defined in the Merger Agreement) sufficiently in advance of Carisma’s pending Nasdaq compliance deadline of October 7, 2025. Despite near-term challenges in securing the Concurrent Investment, we continue to pursue new strategic partnerships and investment opportunities that align with our long-term growth objectives.

Novel Modifier Gene Therapy Platform
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
In August 2024, we received notification from the FDA that we could begin our expanded access program for the treatment of adult patients with RP with OCU400. This program is available for patients with early, intermediate to advanced RP. Currently, we are dosing patients in the expanded access program.
We also received approval from Health Canada to initiate a Phase 3 LiMeliGhT clinical trial for OCU400 for the treatment of RP. Canadian sites are now enrolling subjects in parallel with the United States FDA trial, accelerating our path toward potentially delivering the first gene-agnostic treatment option for RP to approximately 110,000 patients in the United States and Canada.
In January 2025, we announced positive two-year long-term durability data across multiple mutations from the Phase 1/2 clinical trial of OCU400, which demonstrated clinically meaningful and statistically significant (ρ=0.005) improvement in LLVA in all evaluable treated subjects at two years when compared to untreated eyes. 100% (10/10) of treated evaluable subjects demonstrated improvement or preservation in visual function compared to untreated eyes. Also, treated eyes with multiple mutations and RHO subjects demonstrated a statistically significant (ρ=0.005) improvement in visual function when compared to untreated eyes.
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

In August, 2025, we announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) reviewed the study design, endpoints and planned statistical analysis of the ongoing pivotal confirmatory OCU410ST Phase 2/3 GARDian3 clinical trial for Stargardt disease and provided acceptability of a single U.S.-based trial for submission of a Marketing Authorization Application (MAA).

OCU410 and OCU410ST are being developed utilizing the RORA (RAR Related Orphan Receptor A) gene for the treatment of GA secondary to dAMD and Stargardt disease, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection that targets multiple pathways associated with AMD pathogenesis, in contrast to products currently approved or under development that treat only one cause of GA, require multiple injections per year, and have safety considerations. OCU410ST has received ODD from the FDA and OMPD from the EMA for the treatment of ABCA4-associated retinopathies (>1200 mutations) including Stargardt disease, RP19, and cone-rod dystrophy 3 (CORD3), and has the potential to be the first approved therapy to treat Stargardt disease.
OCU410ST/OCU410 utilizes a first-in-class modifier gene therapy approach by delivering the human RORA gene to diseased retinal tissue via subretinal AAV5 delivery. RORA modulates lipid metabolism, oxidative stress, and inflammation key drivers of retinal degeneration that restores retinal homeostasis by offering a unique four-way disease-modifying potential.
Currently, there is significant economic burden of vision loss diseases in the US. STGD and GA or dry AMD are major contributors to vision loss. OCU410 has the potential to reduce treatment costs, prevent vision-related disability, and ease the broader healthcare and societal burden driven by structural and functional vision loss.

In February 2025, we announced that alignment has been reached with the FDA to move forward with a Phase 2/3 pivotal confirmatory clinical trial for OCU410ST which can be the basis of a BLA submission. The Phase 2/3 clinical trial will randomize 51 subjects, 34 of whom will receive a single, subretinal, 200-μL injection of OCU410ST at a concentration of 1.5x1011 vector genomes (vg)/mL in the eye with worse visual acuity, and 17 of whom will serve as untreated controls. The primary endpoint in the clinical trial is change in atrophic lesion size. Secondary endpoints include visual acuity as measured by best corrected visual acuity and LLVA compared to untreated controls. One-year data will be utilized for the BLA filing. The GARDian3 Phase 2/3 pivotal confirmatory trial has adaptive design with sample size re-estimation. When 24 subjects in the study (16 in treatment group and 8 in control group) complete their 8-month clinical assessments, a masked interim analysis is planned. OCU410ST is intended for early to advanced cases of Stargardt disease.

The latest data from the OCU410ST Phase 1 clinical trial demonstrates that atrophic lesions grew slower by 48.2% at 12 months for evaluable treated subjects when compared to untreated fellow eyes. In the secondary endpoint- Best Corrected Visual Acuity (BCVA), treated eyes showed an improvement with 1-line (6ETDRS Letter) gain in the visual acuity when compared to untreated fellow eyes. Additionally, 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eye in visual function. Ocugen has initiated dosing in Phase 2/3 study with a target BLA filing in 2027.

Positive preliminary efficacy and safety data from the OCU410 Phase 1 ArMaDa clinical trial at 12 months demonstrated no drug-related serious adverse events (SAEs), 23% slower geographic atrophy (GA) lesion growth in treated eyes versus fellow eyes after a single injection, and 2-line/10-letter gain in visual acuity in treated eyes when compared to untreated fellow eyes. Preliminary results from ongoing Phase 2 clinical trial (N=31), 6-month interim analysis, demonstrated a 27% slower lesion growth and preservation of retinal tissue. The reduction in GA lesion growth was greater than published data from approved products, Pegcetacoplan Monthly (PM) which demonstrated a 13% reduction at 6 months and up to 22% at 24 months, and Pegcetacoplan Every Other Month (POEM), which showed 12% reduction at 6 months and 18% at 24 months. These data support the potential for OCU410 to provide a one-time treatment for life for the 2-3 million people in the U.S. & EU combined who suffer from GA.

Novel Biologic Therapy for Retinal Diseases

OCU200 is a novel fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The first subject was dosed in the OCU200 multicenter open label Phase 1 clinical trial in January 2025, and we are actively recruiting subjects. We are on track to complete the enrollment in Q1, 2026.

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
Inhaled Mucosal Vaccine Platform
We are party to an exclusive license agreement with Washington University in St. Louis, pursuant to which we licensed the rights to develop, manufacture, and commercialize a mucosal COVID-19 vaccine for the prevention of COVID-19 in the United States, Canada, Europe, Japan, South Korea, Australia, China, and Hong Kong. In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a major public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. We believe this novel delivery route may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In January we announced that the IND application is in effect to initiate the Phase 1 clinical trial of OCU500. The NIAID will sponsor and conduct the Phase 1 clinical trial of OCU500 to assess the safety, tolerability, and immunogenicity of OCU500 administered via two different routes, inhalation into the lungs and intranasally as a spray. NIAID intends to initiate the Phase 1 clinical trial of OCU500; however, given the current shut down of the United States government, the timing of such initiation is unknown. We are continuing discussions with relevant government agencies as well as strategic partners regarding developmental funding for our OCU510 and OCU520 platforms.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes the results of our operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,
	2025	2024	Change
Collaborative arrangement revenue	$1,752	$1,136	$616
Total Revenue	1,752	1,136	616
Operating expenses
Research and development	11,149	8,108	3,041
General and administrative	8,228	6,280	1,948
Total operating expenses	19,377	14,388	4,989
Loss from operations	(17,625)	(13,252)	(4,373)
Interest expense	(1,314)	(29)	(1,285)
Interest income	207	310	(103)
Other (expense) income, net	(1,319)	1	(1,320)
Net loss	$(20,051)	$(12,970)	$(7,081)
The following table summarizes our research and development expenses by product candidate for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,
	2025	2024	Change
OCU400	$3,616	$1,492	$2,124
OCU410 and OCU410ST	1,373	759	614
NeoCart	19	104	(85)
COVAXIN	—	(65)	65
Inhaled mucosal vaccine platform	67	664	(597)
OCU200	131	48	83
Unallocated costs:
Research and development personnel costs	4,353	3,745	608
Facilities and other support costs	864	791	73
Other	726	570	156
Total research and development	$11,149	$8,108	$3,041
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.

Research and development expense
Research and development expense increased by $3.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to $2.1 million related to OCU400, which is driven by an increase in clinical activities for the phase 3 trial. This increase is also related to $0.6 million to OCU410ST, which is driven by an increase in clinical activities for the phase 2/3 confirmatory trial. The increase is also related to $0.6 million in headcount related expense. These are offset by a $0.6 million decrease to OCU500, which is driven by a decrease in preclinical activities and GMP manufacturing of Phase 1 clinical trial material.
General and administrative expense
General and administrative expense increased by $1.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to $2.0 million in professional services fees related to business development.
Interest expense
Interest expense for the three months ended September 30, 2025 increased significantly to $1.3 million, compared to $0.03 million for the same period in 2024. This increase is primarily attributable to interest incurred on the Company’s long-term debt, which was entered into during the fourth quarter of 2024.
Other (expense) income, net
For the three months ended September 30, 2025 , other income (expense), net was an expense of $1.3 million, compared to net income of $0.01 million for the same period in 2024. The year-over-year increase was primarily driven by a one-time contract termination fee of $1.3 million recorded in the current period.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes the results of our operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024	Change
Collaboration revenue	$4,606	$3,291	$1,315
Total revenues	4,606	3,291	1,315
Operating expenses
Research and development	29,081	23,836	5,245
General and administrative	21,446	20,372	1,074
Total operating expenses	50,527	44,208	6,319
Loss from operations	(45,921)	(40,917)	(5,004)
Interest expense	(3,856)	(87)	(3,769)
Interest income	778	843	(65)
Other (expense) income, net	(1,141)	(13)	(1,128)
Net loss	$(50,140)	$(40,174)	$(9,966)
The following table summarizes our research and development expenses by product candidate for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024	Change
OCU400	$7,463	$5,190	$2,273
OCU410 and OCU410ST	3,675	2,598	1,077
NeoCart	25	459	(434)
COVAXIN	—	8	(8)
Inhaled mucosal vaccine platform	399	2,160	(1,761)
OCU200	530	324	206
Unallocated costs:
Research and development personnel costs	12,454	9,590	2,864
Facilities and other support costs	2,665	2,168	497
Other	1,870	1,339	531
Total research and development	$29,081	$23,836	$5,245
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $1.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.
Research and development expense
Research and development expense increased by $5.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to $2.9 million related to increased headcount related expenses. The increase also relates to $2.3 million of OCU400, which is driven by an increase in clinical activities for the phase 3 trial. This increase is also related to $1.1 million to OCU410ST, which is driven by an increase in clinical activities for the phase 2/3 confirmatory trial. These are offset by a $1.8 million decrease to OCU500, which is driven by a reduction in preclinical activities and GMP manufacturing of Phase 1 clinical trial material.

General and administrative expense
General and administrative expense increased] by $1.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to $1.2 million in professional service fees related to business development.
Interest expense
Interest expense for the nine months ended September 30, 2025 increased significantly to $3.8 million, compared to $0.1 million for the same period in 2024. This increase is primarily attributable to interest incurred on the Company’s long-term debt, which was entered into during the fourth quarter of 2024.
Other (expense) income, net
For the nine months ended September 30, 2025, other (expense) income, net was an expense of $1.1 million, compared to net expense of $0.01 million for the same period in 2024. The year-over-year increase was primarily driven by a one-time contract termination fee of $1.3 million recorded in the current period.

Liquidity and Capital Resources
As of September 30, 2025, we had $32.6 million in cash. We have not generated revenue from our product candidates to date, and have primarily funded our operations through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through September 30, 2025, we have raised a gross aggregate of $389.9 million to fund our operations, of which $345.2 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $33.4 million was from the issuance of debt, $0.8 million was from the royalty agreement, and $0.2 million was from grant proceeds.

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

During the year ended December 31, 2024, we issued and sold 32.7 million shares of our common stock at a public offering price of $1.15 per share pursuant to the July 2024 Public Offering. We received net proceeds of $34.7 million after deducting equity issuance costs. Pursuant to a registered direct offering, in August 2025, we issued 20.0 million shares of common stock and warrants to purchase up to an aggregate of 20.0 million shares of common stock at a purchase price of $1.00 per share and accompanying warrant. The net proceeds to us from the offering were $18.5 million after deducting the placement agent fees and other offering expenses.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $50.1 million and $40.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of

$390.4 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $19.5 million and indebtedness of $28.4 million.
The following table provides a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(43,003)	$(31,778)
Net cash used in investing activities	(276)	(3,372)
Net cash provided by financing activities	17,326	34,686
Effect of changes in exchange rate on cash and restricted cash	10	3
Net decrease in cash and restricted cash	$(25,943)	$(461)
Operating activities
Cash used in operating activities was $43.0 million for the nine months ended September 30, 2025, and primarily consisted of a net loss of $50.1 million adjusted for non-cash items including stock-based compensation of $5.7 million, depreciation and amortization of $2.8 million, non-cash lease expense of $0.9 million, non-cash expense from collaborative arrangements, net of $2.7 million, other non-cash items of $0.1 million, and a change in net working capital of $0.3 million.
Cash used in operating activities was $31.8 million for the nine months ended September 30, 2024, and primarily consisted of a net loss of $40.2 million adjusted for non-cash items including stock-based compensation of $5.6 million, non-cash expense from collaborative arrangements, net of $2.4 million, non-cash lease expense of $0.6 million, depreciation and amortization of $1.4 million, other non-cash items of $0.1 million, and a change in net working capital of $3.1 million.
Investing activities
Cash used in investing activities was $0.3 million for the nine months ended September 30, 2025, and primarily consisted of payments related to the payment of security deposits and purchases of property and equipment. Cash used in investing activities was $(3.4) million for the nine months ended September 30, 2024, mainly attributable to purchase of property and equipment.
Financing activities
Cash provided by financing activities was $17.3 million for the nine months ended September 30, 2025 compared to cash provided by financing activities of $34.7 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, cash used for financing activities primarily consisted of the repayment of part of the company's EB-5 loan. During the nine months ended September 30, 2024, cash provided by financing activities primarily consisted of gross proceeds of $37.6 million related to the sale of common stock.
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
As of September 30, 2025, we had cash of approximately $32.6 million. This amount will not be sufficient to fund our operations over the next 12 months. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we may have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. Given this uncertainty, and despite the additional funding from the debt transaction with Avenue Capital, we will need to raise significant additional capital in order to fund our operations until we recognize significant revenue from product sales. Our management continues to evaluate different strategies to obtain the funding required for our future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including, but not limited to the impact of the geopolitical turmoil, macroeconomic conditions, and the impact of inflation and as a result, there can be no assurance that these funding efforts will be successful. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing amendments to U.S. tax laws with various effective dates beginning in 2025 and extending through 2027. The Company has evaluated the potential impact of the new legislation and does not expect the provisions to have a material effect on its financial statements, as the Company is currently in a loss position and maintains a full valuation allowance against its deferred tax assets.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of legal proceedings, see Note 13 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2024 Annual Report and 2025 Quarterly Reports. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of September 30, 2025, approximately 20,628,664 shares of our common stock were reserved for issuance upon exercise of outstanding common stock purchase warrants. Additionally, 17,252,874 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and vested performance stock units. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the common stock purchase warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Changes in funding or disruptions at the FDA, the SEC and other government agencies, caused by reductions in staffing government shut downs, or other disruptions to these agencies’ operations could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025 and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the US market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Specifically, on October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. The duration of the current government shutdown is unknown. If the shutdown continues for a prolonged period of time, or if global health concerns or shortages in resources prevent the FDA or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, including formal or informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all, which could have a material adverse effect on our business.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For instance, disruptions at the NIH, including the current government shutdown, or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials, as well as the NIAID’s initiation of our Phase 1 clinical trial for OCU500. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

However, portions of our clinical trials are conducted outside of the United States, such as our Phase 3 liMeliGhT clinical trial for OCU400 for the treatment of RP in Canada, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates.

The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business, including the impact on our Phase 3 liMeliGhT clinical trial for OCU400.

Additionally, severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If the shutdown continues for a prolonged period of time, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

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

In addition, the U.S. Congress has previously considered – and is anticipated to consider in the future – legislative proposals that, if enacted, could negatively impact the United States funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security, including entities located in China. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed each respective chamber of Congress and both included an amendment that will effectively implement federal government contracting, loan, and grant restrictions similar to the 2024 BIOSECURE Act. This 2025 version of the BIOSECURE Act does not identify any specific companies by name in the legislative text. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
During the period covered by this Quarterly Report on Form 10-Q, there were no sales by us of unregistered securities or purchases of equity securities by us that were not previously reported by us in a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2025, no directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits.
The exhibits listed below are filed or furnished in this Quarterly Report on Form 10-Q:

Exhibit	Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 11, 2025)

10.1*†	Exclusive License Agreement by and between Ocugen, Inc. and Kwangdong Pharmaceutical Co..

10.2*	Subscription Agreement, by and between Ocugen, Inc. and Carisma Therapeutics, Inc., dated August 29, 2025

10.3
Form of Securities Purchase Agreement dated August 8, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 11, 2025)

10.4
Placement Agency Agreement dated August 8, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 11, 2025)

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

Ocugen, Inc.

Dated: November 5, 2025	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer)

Dated: November 5, 2025	/s/ Ramesh Ramachandran
Ramesh Ramachandran, CPA, MBA, CMA Chief Accounting Officer (Principal Financial Officer)