Form 10-K
period 2025-12-31
Ocugen, Inc.
filed 2026-03-04
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-K
___________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒
As of June 30, 2025, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $279.2 million, based upon the closing price of the registrant's common stock on June 30, 2025.
As of February 24, 2026, there were 327,897,296 outstanding shares of the registrant's common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K ("Annual Report") incorporates certain information by reference from the registrant's proxy statement for the 2026 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2025.

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
•our activities with respect to OCU400, OCU410 and OCU410ST, including our ability to continue our Phase 3 trial for OCU400 for the treatment of retinitis pigmentosa ("RP"), our ability to continue dosing patients for our Phase 2/3 pivotal confirmatory trial for OCU410ST for the treatment of Stargardt disease (“ST”), and our ability to complete pivotal trials;
•the rate and degree of market acceptance of OCU400, OCU410 and OCU410ST, if approved;
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
•our estimates and expectations regarding cash, cash reserves and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
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

iii

PART I
Item 1.    Business.

OVERVIEW
Ocugen is aiming to redefine the future of vision through game-changing gene therapies with the potential to address significant, unmet medical needs. Our First-in-class, breakthrough modifier gene therapy platform presents a potential paradigm shift in treating inherited retinal diseases and blindness diseases affecting millions across the globe.
Our technology pipeline includes:

Novel Modifier Gene Therapy Platform —

•OCU400- Based on the use of nuclear hormone receptors ("NHRs"), we believe our novel modifier gene therapy platform has the potential to address major blindness diseases, including rare genetic diseases such as RP (OCU400), with a gene-agnostic approach. OCU400 is intended for early to advanced cases of RP including clinical and/or genetic diagnosis with both syndromic and non-syndromic forms of the disease. In January 2025, we announced positive two-year data for multiple mutations from the Phase 1/2 clinical trial for OCU400. In February 2025, we announced that the European Commission ("EC") has provided a positive opinion from the European Medicines Agency's ("EMA") Committee for Advanced Therapies for OCU400 Advanced Therapy Medicinal Product ("ATMP") classification.

We have completed enrollment in the Phase 3 liMeliGhT clinical trial for OCU400. Positive long-term, 3-year Phase 1/2 durable, safety and tolerability data for OCU400 demonstrate sustained clinically meaningful, approximately 2-line luminance visual acuity ("LLVA") gain, reinforcing durable gene-agnostic benefits. Positive long-term, 3-year Phase 1/2 data for OCU400 were recently assessed in evaluable subjects and builds on prior 2-year results showing consistent clinically meaningful, approximately 2-line LLVA gain across mutations. OCU400 maintained a favorable durability, safety and tolerability profile with no new treatment-related serious adverse events or adverse events of interest emerged.

Additional data include:
◦Visual function benefits were consistently observed over 3 years, with 88% (7/8) of evaluable treated subjects showing improvement or preservation versus untreated fellow eyes.
◦Approximately 2-line gain (N=8) observed across multiple mutation types in treated eyes compared to untreated eyes at 3 years.

We are on track to begin a rolling BLA submission in the third quarter of 2026. Topline Phase 3 data expected in the first quarter of 2027, advancing OCU400 towards potential approval in 2027 as a treatment option for early- to late-stage RP.
•OCU410ST- We initiated dosing in GARDian3 pivotal confirmatory trial for OCU410ST for Stargardt disease ("ST") in July 2025. The OCU410ST Phase 2/3 pivotal confirmatory trial represents our second late-stage clinical program. We plan to submit a BLA for OCU410ST in the first half of 2027 in alignment with our strategic goal of filing three BLAs over the next three years. In November 2024, the EMA granted orphan medicinal product designation ("OMPD") for OCU410ST for the treatment of ABCA4-associated retinopathies (>1200 mutations) including ST, RP 19, and CORD3. In May 2025, we announced that the FDA granted Rare Pediatric Disease Designation (RPDD) for OCU410ST for the treatment of ABCA4-associated retinopathies including ST, retinitis pigmentosa 19 ("RP19"), and cone-rod dystrophy 3 ("CORD3"). In June 2025, we announced that the FDA has cleared the Investigational New Drug ("IND") amendment to initiate a Phase 2/3 pivotal confirmatory trial of OCU410ST, a modifier gene therapy candidate being developed for all ST (ABCA4-associated retinopathies). In August, 2025, we announced that the Committee for Medicinal Products for Human Use (CHMP) of EMA reviewed the study design, endpoints and planned statistical analysis of the ongoing pivotal confirmatory OCU410ST Phase 2/3 GARDian3 clinical trial for ST and provided acceptability of a single U.S.-based trial for submission of a Marketing Authorization Application ("MAA"). The Phase 2/3 GARDian3 trial is progressing as planned with anticipated enrollment completion in early 2026.
In January 2026, the Company announced publication of Phase 1 GARDian1 Trial results for OCU410ST. The study supports the favorable safety, tolerability and efficacy profile of OCU410ST and its potential to provide clinically meaningful functional and structural benefits in ST patients.

The OCU410ST Phase 1 clinical trial demonstrates that atrophic lesions grew slower by 54% at 12 months for evaluable treated subjects when compared to untreated fellow eyes. In the secondary endpoint- Best Corrected Visual Acuity (BCVA), treated eyes showed an improvement with 1-line (6 ETDRS Letter) gain in the visual acuity when compared to untreated fellow eyes. Additionally, 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eyes in visual function. In evaluable subjects (N=6) ellipsoid zone (EZ) loss rate was 116% slower in OCU410ST-treated eyes compared to untreated fellow eyes at 12 months, demonstrating preservation or stabilization in photoreceptor integrity. The untreated eyes showed expected decline in atrophy.
•OCU410- We completed dosing in Phase 2 of the Phase 1/2 ArMaDa clinical trial for OCU410 for the treatment of geographic atrophy ("GA"), an advanced form of dAMD. Positive preliminary efficacy and safety data from the Phase 1 dose-escalation portion of the OCU410 Phase 1/2 ArMaDa clinical trial included: no drug-related serious adverse events ("SAEs"),reduced lesion growth, preservation of retinal tissue, and—most importantly—there was a positive effect on the functional visual measure of low LLVA. In March 2025, OCU410 and OCU410ST received ATMP classification from the EMA.

We shared encouraging 12-month Phase 1 and 2 ArMaDa results for OCU410 in January 2026, including a 20.2% relative reduction in GA lesion from baseline as an early efficacy signal for slowing GA progression in Phase 1 subjects. Interim first time Phase 2 data (covering ~50% of subjects) demonstrated 46% reduction in lesion growth in treatment group (combined high and medium doses) compared to control in 12 month follow up analysis. In a subgroup of patients (N=14, subjects with ≥7.5 mm2 at baseline) showed 57% greater reduction in lesion size compared to control (across doses). No OCU410-related serious adverse events or adverse events of special interest were reported across the Phase 1 and Phase 2 clinical trials. In evaluable subjects (N=7) ellipsoid zone (EZ) loss was 60% slower in OCU410-treated eyes compared to untreated fellow eyes at 12 months, EZ-RPE complex loss was reduced in treated eyes versus fellow eyes, demonstrating photoreceptor + RPE preservation. In addition, OCU410 treatment demonstrated a 20.2% reduction in sqrt geographic atrophy lesion growth at 12 months compared to untreated fellow eyes.

OCU410 and OCU410ST are being developed utilizing the RORA (RAR Related Orphan Receptor A) gene for the treatment of GA secondary to dAMD and ST, respectively. OCU410is a potential one-time, curative therapy with a single sub-retinal injection that targets multiple pathways associated with AMD pathogenesis, in contrast to products currently approved or under development that treat only one cause of GA, require multiple injections per year, and have safety considerations. OCU410ST has received ODD from the FDA and OMPD from the EMA for the treatment of ABCA4-associated retinopathies (>1200 mutations) including ST, RP19, and cone-rod dystrophy 3 (CORD3), and has the potential to be the first approved therapy to treat ST.

OCU410ST/OCU410 utilizes a first-in-class modifier gene therapy approach by delivering the human RORA gene to diseased retinal tissue via subretinal AAV5 delivery. RORA modulates lipid metabolism, oxidative stress, and inflammation key drivers of retinal degeneration that restores retinal homeostasis by offering a unique four-way disease-modifying potential.

Currently, there is significant economic burden of vision loss diseases in the US. ST and GA are major contributors to vision loss. OCU410 has the potential to reduce treatment costs, prevent vision-related disability, and ease the broader healthcare and societal burden driven by structural and functional vision loss.

In February 2025, we announced that alignment has been reached with the FDA to move forward with a Phase 2/3 pivotal confirmatory clinical trial for OCU410ST which can be the basis of a BLA submission. The GARDian3 Phase 2/3 clinical trial will randomize 51 subjects, 34 of whom will receive a single, subretinal, 200-μL injection of OCU410ST at a concentration of 1.5x1011 vector genomes(vg)/mL in the eye with worse visual acuity, and 17 of whom will serve as untreated controls. The primary endpoint in the clinical trial is change in atrophic lesion size. Secondary endpoints include visual acuity as measured by best corrected visual acuity and LLVA compared to untreated controls. One-year data will be utilized for the BLA filing. The Phase 2/3 pivotal confirmatory trial has adaptive design with sample size re-estimation. When 24 subjects in the study (16 in treatment group and 8 in control group) complete their 8-month clinical assessments, a masked interim analysis is planned. OCU410ST is intended for early to advanced cases of ST. The masked interim analysis for the OCU410ST Phase 2/3 GARDian3 trial in Stargardt disease is on track as planned for mid-2026 for 24 subjects (16 treated, 8 controls).

The latest data from the OCU410ST Phase 1 clinical trial demonstrates that atrophic lesions grew slower by 54% at 12 months for evaluable treated subjects when compared to untreated fellow eyes. In the secondary endpoint- Best Corrected Visual Acuity (BCVA), treated eyes showed an improvement with 1-line (6ETDRS Letter) gain in the visual acuity when compared to untreated fellow eyes. Additionally, 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eyes in visual function. The Phase 2/3 GARDian3 trial is progressing ahead of schedule with anticipated enrollment completion in the first quarter of 2026, targeting the BLA filing in the first half of 2027.

In January 2026, the Company announced publication of Phase I GARDian1 Trial results for OCU410ST reporting comprehensive 12-month safety, tolerability, and exploratory efficacy data from the first-in-human Phase 1 trial evaluating OCU410ST in patients with early to advanced ST. The Phase 1 GARDian1 trial at 12 months demonstrated robust efficacy and safety outcomes supporting the clinical development of OCU410ST including no drug-related serious adverse events (SAEs). In evaluable subjects (N=6) ellipsoid zone (EZ) loss rate was 116% slower in OCU410ST-treated eyes compared to untreated fellow eyes at 12 months, demonstrating preservation or stabilization in photoreceptor integrity. The untreated eyes showed expected decline in atrophy.

Positive preliminary efficacy and safety data from the OCU410 Phase 2 ArMaDa clinical trial at 12 months demonstrated no drug-related serious adverse events (SAEs). In evaluable subjects in Phase 1 ArMaDa clinical trial (N=7) ellipsoid zone (EZ) loss was 60% slower in OCU410-treated eyes compared to untreated fellow eyes at 12 months, EZ-RPE complex loss was reduced in treated eyes versus fellow eyes, demonstrating photoreceptor + RPE preservation. In addition, OCU410 treatment demonstrated a 20.2% reduction in geographic atrophy lesion growth at 12 months compared to untreated fellow eyes. Positive preliminary efficacy and safety data from the OCU410 Phase 2 ArMaDa clinical trial at 12 months demonstrated no drug-related serious adverse events (SAEs), 46% lesion growth reduction (medium + high dose vs. control; p=0.015; N=23) at 12 months, medium dose achieved 54% lesion reduction (p=0.02; N=10) vs. high dose 36% (p=0.05; N=8) compared to control, 50% responder rate with patients achieving >50% lesion size reduction vs. control, and a subgroup of patients (N=14, subjects with ≥7.5 mm2 at baseline) showed 57% greater reduction in lesion size compared to control (across doses).

Other Programs —

•Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel recombinant fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The first subject was dosed in the OCU200 multicenter open label Phase 1 clinical trial in January 2025 and enrollment is expected to be completed during the first quarter of 2026.
•Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. We received concurrence from the FDA on the confirmatory Phase 3 trial design and have completed renovating an existing facility into a current GMP facility to support clinical study and initial commercial launch. This facility is needed to generate patient-specific NeoCart implant from chondrocytes derived from knee biopsy. During 2025, we transferred the assets related to our NeoCart product candidate to OrthoCellix, Inc., a Delaware corporation and wholly-owned subsidiary of Ocugen, Inc. ("OrthoCellix").
•Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. We have completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. In January 2025, we announced that the Investigational New Drug ("IND") application is in effect, and the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH") intends to initiate a Phase 1 clinical trial for OCU500. The NIAID intends to initiate a Phase 1 clinical trial in the second quarter of 2026.

OUR STRATEGY

We are a late stage biotechnology company addressing major blindness diseases with our novel modifier gene therapy and are dedicated to bringing these potential game-changing therapies to market and provide access to patients globally. Key elements of the strategy we employ to accomplish this mission include

•Continuing to advance our modifier gene therapy platform through clinical development.

We are developing our modifier early-to-advanced gene therapy platform, inclusive of OCU400, OCU410, and OCU410ST, for the treatment of multiple IRDs, including RP, ST and multifactorial diseases such as GA, the advanced form of dAMD. We completed enrollment of 140 subjects in the Phase 3 liMeliGhT clinical trial for OCU400 for the treatment of RP. Both OCU410 and OCU410ST studies have completed the low, medium, and high dose cohorts in the Phase 1 with OCU410 completing dosing in the Phase 2 part of the Phase 1/2 trials. OCU410ST received FDA clearance in June 2025 to initiate a Phase 2/3 pivotal confirmatory trial and enrollment is expected to be completed in the first quarter of 2026 and interim analysis is planned for mid-2026.

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
COMPETITIVE STRENGTHS
Our key competitive strengths include:

•Platform Gene Therapy Technology.

◦Our cutting-edge modifier gene therapy platform provides a competitive advantage compared to traditional approaches for gene therapy, such as gene augmentation, replacement or editing. This platform technology utilizes nuclear hormone receptor (NHR) genes, transcription factors, which promotes homeostasis – a balanced physiological state within cells. Our OCU400 modifier gene therapy product candidate can address >100 gene mutations associated with retinitis pigmentosa (RP) disease. In contrast, the traditional approach generally can address only one gene mutation at a time with single product. Our OCU410 modifier gene therapy product candidate has potential to treat both genetic (e.g. ST) as well as complex multifactorial disease (e.g., advanced form of age-related macular degeneration (AMD), or Geographic Atrophy). These are potential one-time therapies and have the potential to treat large patient populations for life.

•Other Platform Technologies in Development

◦Our 3D tissue engineering platform technology utilizes state-of-the-art bioreactor which can be used to produce native cartilage-like tissues for implantation. Our first product candidate based on this platform technology, NeoCart, is an autologous cartilage tissue–engineered implant designed for use in repair of articular cartilage injuries in the knee. In contrast to the approved cell-matrix based product, NeoCart showed rapid healing and durable benefit in clinical studies.

◦Our inhaled vaccine platform technology utilizes combination of ChAd vector technology and inhalation delivery technology, which can be utilized for vaccine development for various respiratory diseases. The OCU500 vaccine series is based on a novel ChAd platform designed to reduce transmission and protect against new variants with long-term durability. The inhaled method offers the potential for broad, durable protection from severe disease and reduction in transmission.

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
•Product Designations. OCU400 has received ODD from the FDA for RP and LCA as well as been granted a RMAT designation from the FDA for the treatment of RP associated with NR2E3 and RHO mutations. OCU400 has also received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. These designations demonstrate the potential broad-spectrum application of OCU400, through its use of NHRs, to treat the more than 100 genes associated with RP and LCA with one product rather than developing individual treatments for each gene mutation. OCU410ST has received ODD from the FDA for the treatment of ABCA4-associated retinopathies, including ST. OCU410ST has also received OMPD from the EMA, for the treatment of ABCA4-associated retinopathies including Stargardt, RP19 and CORD3 diseases. NeoCart, our regenerative medicine cell therapy technology, was granted RMAT designation from the FDA for the repair of knee cartilage injuries in adults. The RMAT designation was created to expedite the development and review of regenerative medicine therapies intended to treat, modify, reverse, or cure a serious condition.
•Licensing and Development Arrangements and Intellectual Property Portfolio. We have licensing and development arrangements with leading companies, academic institutions, and medical institutions that cover our product candidates. These licensing and development arrangements include the licensing agreement with The Schepens Eye Research Institute, Inc. ("SERI"), an affiliate of Harvard Medical School, through which we acquired the technology used in our modifier gene therapy platform as well as access to technologies for other NHR genes, the license agreement (as amended, the "WU License Agreement") with Washington University in St. Louis ("Washington University") with respect to mucosal COVID-19 vaccines in the United States, Canada, Europe, Japan, South Korea, Australia, China, and Hong Kong (the "Mucosal Vaccine Territory"), and the license agreement with the University of Colorado ("CU") pursuant to which we acquired rights to the transferrin-tumstatin fusion protein technology used in our OCU200 product candidate. As of February 24, 2026, our global intellectual property portfolio contains 80 patents and 66 pending patent applications related to composition of matter, pharmaceutical compositions, methods of use for our product candidates, and other proprietary technology including those under our licensing and development arrangements. We will leverage these domestic and global partnerships and our intellectual property portfolio to advance our near- and long-term product pipeline opportunities.

OUR NOVEL MODIFIER GENE THERAPY PLATFORM AND GENE THERAPY PRODUCT CANDIDATES
We are developing our modifier gene therapy platform, inclusive of OCU400, OCU410, and OCU410ST for the treatment of multiple IRDs, such as RP, ST and multifactorial diseases such as dAMD and GA. Our modifier gene therapy platform is a cutting-edge technology licensed from SERI, an affiliate of Harvard Medical School, and involves the targeted delivery and expression of one or more NHRs in the disease tissues and is designed to introduce a functional gene to modify the expression of multiple genes and gene-networks, which potentially enables it to address multiple retinal diseases with one product.
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
Figure 9 demonstrates the mechanism of our modifier gene therapy in a preclinical model. In single-gene replacement therapies such as gene augmentation, only the non-functional gene is targeted. and accordingly, this therapy cannot improve a multitude of disease-causing genetic defects. In our modifier gene therapy platform, a functional gene of the retina-specific NHR gene, NR2E3, is introduced to modify the expression of many genes and gene networks and restore homeostasis. In the above figure, overexpression of NR2E3 restores the structure of the outer nuclear layer as seen in the treated mice, when compared to untreated Rho-/- miceOS= Outer Segments, ONL= Outer Nuclear Layer, INL= Inner Nuclear Layer, OPL= Outer Plexiform Layer, GCL= Ganglion Cell Layer.

Phase 3 clinical trial enrollment is complete and 140 subjects are enrolled. We remain on track to begin the rolling BLA submission in the third quarter of 2026 with Phase 3 top line data expected to be published in the first quarter of 2027.

Novel Modifier Gene Therapy Platform Based on the Use of NHRs
NHRs are intracellular receptors that regulate gene expression, acting as master regulator genes in the retina. NHRs play a vital role in regulating retinal cell development, maturation, metabolism, visual cycle function, survival, and maintaining the cellular and molecular homeostasis in retinal tissues. Our modifier gene therapy platform is designed to target NHRs to potentially provide therapeutic benefit to patients suffering from genetically diverse IRDs. The use of genetic modifiers represents a broadened means of potentially treating a variety of retinal degenerative diseases, as compared to single-gene replacement therapy. While single-gene replacement therapies have shown tremendous promise in rare retinal diseases, they are highly specific and cannot improve a multitude of disease-causing genetic defects. Our modifier gene therapy platform has the potential to restore retinal integrity and function across a range of genetically diverse IRDs and other degenerative retinal diseases providing us with significant potential long-term value.
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

OCU400 Phase 3 Clinical Study Overview

In April 2024, the FDA cleared our IND amendment to initiate a Phase 3 liMeliGhT clinical trial of OCU400 for RP. OCU400 is the first potential novel modifier gene therapy program to enter Phase 3 with a broad RP indication. This Phase 3 trial enrollment is complete and enrolled 140 subjects, distributed 2:1 (treatment: control) representing early- to late-stage subjects among a broad RP population, including pediatrics (3+ years). Subjects will be followed for a year after dosing for primary end point analyses. In the Phase 1/2 OCU400 clinical trial a MLMT scale was the primary functional endpoint. For the Phase 3 OCU400 clinical trial, an updated mobility course will be used, Luminance Dependent Navigation Assessment ("LDNA") that includes a wider range of light intensity (0.04-500 Lux) and Lux Levels (0-9) with a uniform correlation between Lux level and Lux intensity.
OCU400 Phase 1/2 Clinical Study Results

In January 2025, we announced positive two-year long term data across multiple mutations from the Phase 1/2 clinical trial of OCU400, which demonstrated a durable and statistically significant (p=0.005) improvement in visual function (LLVA) in all evaluable treated subjects at two years when compared to untreated eyes. 100% (10/10) of treated evaluable subjects demonstrated improvement or preservation in visual function compared to untreated eyes. Also, treated eyes with multiple mutations and RHO subjects demonstrated a statistically significant (p=0.005) improvement in visual function when compared to untreated eyes.

In the Phase 1/2 OCU400-101 study, a total of 22 subjects aged nine to 77 years, male and female, received OCU400 subretinal injection in three dose levels of up to 300 µL. All subjects had a confirmed molecular diagnosis of either a biallelic autosomal recessive NR2E3 mutations, or autosomal dominant NR2E3 mutation, or autosomal dominant RHO mutations or CEP290 mutation. In continuation of the preliminary analyses update, we announced an update for 18 participants. The positive trial update demonstrated that OCU400 continued to be generally safe and well-tolerated in subjects across different mutations and dose levels. Positive long-term, 3-year Phase 1/2 durable, safety and tolerability data for OCU400 demonstrate sustained clinically meaningful, approximately 2-line LLVA gain, reinforcing durable gene-agnostic benefits. Positive long-term, 3-year Phase 1/2 data for OCU400 were recently assessed in evaluable subjects and builds on prior 2-year results showing consistent clinically meaningful, approximately 2-line LLVA gain across mutations. OCU400 maintained a favorable durability, safety and tolerability profile with no new treatment-related serious adverse events or adverse events of interest emerged.

Additional data include:
◦Visual function benefits were consistently observed over 3 years, with 88% (7/8) of evaluable treated subjects showing improvement or preservation versus untreated fellow eyes.

◦Approximately 2-line gain (N=8) observed across multiple mutation types in treated eyes compared to untreated eyes at 3 years.

We are on track to begin a rolling BLA submission in the third quarter of 2026. Topline Phase 3 data expected in the first quarter of 2027, advancing OCU400 towards potential approval in 2027 as a treatment option for early- to late-stage RP.

The efficacy for the Phase 1/2 clinical trial of OCU400 was evaluated in the overall studies. 89% (16/18) of treated subjects demonstrated stabilization or improvement in one or more visual function measures (BCVA or LLVA, or Mobility Test).

•Functional vision: 78% (14/18) of subjects demonstrated preservation or improvement in Mobility Test performance, reflecting improved outcomes to peripheral vision due to OCU400 treatment and the subject's ability to see in low-light conditions.

•RHO mutation subgroup: 80% (8/10) of subjects carrying RHO mutations demonstrated stabilization or improvement in the Mobility Test, consistent with the therapy’s gene-agnostic mechanism of action.

o Mobility Test improvements:
o At 12 months, treated eyes in the intent-to-treat (ITT) subgroup demonstrated meaningful improvements in functional vision.
o 62.5% (5/8) of evaluable subjects achieved a ≥2 Lux level improvement in the Mobility Test following OCU400 treatment.
o The ITT subgroup included non-sentinel subjects, Subjects with AD-NR2E3 mutations, and subjects with a ceiling effect who could not be further evaluated for Mobility Test gains due to limitations in the multi-luminance mobility test assessment.
o Treated eyes showed a mean improvement of approximately 10 seconds in Mobility Test completion time compared with untreated eyes (p=0.031).

These findings demonstrate enhanced functional performance under low-luminance conditions and support the gene-agnostic efficacy of OCU400.

Durability at 24 Months:
o Long-term follow-up data at 24 months demonstrated sustained functional benefit, with statistically significant improvement in LLVA (p=0.005)
o 100% of treated subjects maintaining or improving visual function compared to baseline.
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
Similarly, ST is a rare genetic eye disorder that causes retinal degeneration and ultimately leads to loss of central vision. It is the most common form of inherited macular degeneration, affecting approximately 0.1 million people in the United States and Europe. ST happens when lipofuscin, a fatty yellow pigment, accumulates on the macula, which leads to the degeneration of the photoreceptor cells in the macula and ultimately leads to progressive central vision loss. The photoreceptor cells convert light into electrical signals, which are then sent to the brain where they are processed to create the images we see. ST is usually caused by mutations in the ABCA4 gene and is inherited in an autosomal recessive manner. This gene affects how a person's body uses vitamin A. The body uses vitamin A to make cells in the retina. Common symptoms of ST include gray, black, or hazy spots in one's central vision, sensitivity to light, increased time for eyes to adjust between light and dark places, color blindness, and gradual central vision loss in both eyes. Currently no treatment options exist to address all four disease pathways related to dAMD or reverse or slow the progression of ST, and accordingly, there remains a significant unmet medical need for these ocular diseases.
OCU410 and OCU410ST for the Treatment of Dry AMD and Stargardt Disease
We are developing OCU410 and OCU410ST for the treatment of dAMD and ST, respectively. OCU410 and OCU410ST utilize an AAV delivery platform for the retinal delivery of the RORA gene. RORA regulated gene networks are relevant in the treatment of dAMD and ST. RORA reduces oxidative stress, limits lipofuscin deposits, reduces chronic inflammation, regulates complement activation, and improves choroidal blood flow. Gene variants of the ABCA4 gene are associated with both AMD and ST. ST is usually caused by mutations in the ABCA4 gene. This gene transports oxidized retinol compounds from photoreceptors to RPE cells for detoxification. In mice models, ABCA4 -/- displayed low levels of CD59. A cell-surface glycoprotein, CD59, prevents the formation of the complement membrane attack complex.

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
OTHER PROGRAMS
NOVEL BIOLOGIC PRODUCT CANDIDATE FOR RETINAL DISEASES
We are developing OCU200, which is a novel fusion protein containing parts of human transferrin and tumstatin. OCU200 is designed to treat DME, DR, and Wet AMD. We have completed the technology transfer of manufacturing processes to our CDMO and have produced trial materials to initiate a Phase 1 trial. The Phase 1 clinical trial will assess the unilateral intravitreal administration of OCU200 alone or in combination with an approved anti-VEGF therapy in participants with DME. This is a multicenter, open-label, dose ranging trial with three cohorts in the dose-escalation portion of the trial. The first subject was dosed in the OCU200 multicenter open label Phase 1 clinical trial in January 2025, and enrollment is expected to be completed during the first quarter of 2026.
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

OCU200 for the Treatment of DR, DME, and Wet AMD
OCU200 is a novel recombinant fusion protein containing parts of human transferrin and tumstatin, that are already present normally in retinal tissues. Patients affected by these diseases share common symptoms, such as blurriness in vision and continued vision loss through disease progression. The formation of fragile and leaky new abnormal blood vessels leads to fluid accumulation in and around the retina, causing vision damage.
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
A proof-of-concept study involving different animal models demonstrated the therapeutic potential of OCU200 in the treatment of DR, DME, and Wet AMD. In an animal model for DME and DR (oxygen-induced retinopathy in mice), OCU200, at a significantly lower dose (10 micrograms per eye), was comparable to existing approved anti-VEGF therapy (Eylea, 20 micrograms per eye) in preventing disease manifestation and progression. Studies in animal models for Wet AMD (laser induced choroidal neovascularization in mice and rats) suggest that OCU200 may possess comparable or slightly better activity compared to anti-VEGF control groups in preventing the formation and growth of new leaky blood vessels and subsequently disease symptoms. We believe that OCU200's distinct mechanism of action by targeting the integrin pathway could potentially provide benefit to patients, particularly to those patients that do not respond to currently approved therapies. The OCU200 Phase 1 clinical trial employs a sequential dose-escalation design across four cohorts (n=3 per cohort) to evaluate safety and tolerability in patients with diabetic macular edema (DME) with the following dose levels for Cohort 1: 25 μg or 0.025 mg per eye, Cohort 2: 50 μg or 0.05 mg per eye, Cohort 3: 100 μg or 0.1 mg per eye and Cohort 4: 250 μg or 0.25 mg per eye.

All doses were administered via intravitreal injection in a fixed volume of 50 μL per injection. Following completion of Cohorts 1 and 2, the inclusion and exclusion criteria were modified in Cohort 3 to optimize patient selection, with an additional three subjects recruited to establish the maximum tolerated dose (MTD). No serious adverse events (SAEs) or adverse events

(AEs) related to OCU200 reported to date across the dose-escalation cohorts and enrollment is expected to be completed during the first quarter of 2026.
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

We have received concurrence from the FDA on the confirmatory Phase 3 clinical trial design. This study will be a randomized, controlled clinical trial designed to evaluate the efficacy and safety of NeoCart in comparison to the current standard of care, chondroplasty, in subjects with articular cartilage defects. We intend to initiate the Phase 3 trial contingent on adequate availability of funding to support clinical trial and manufacturing of NeoCart product. Our Phase 3 clinical trial will use chondroplasty as the control instead of microfracture, which was used in the Phase 3 clinical trial conducted by Histogenics. Additionally, the Phase 3 clinical trial conducted by Histogenics used a responder analysis for the co-primary endpoint (as opposed to microfracture) that included an improvement of at least 12 points in outcome compared to baseline at one year on the knee injury and OA outcome score pain assessment test and an improvement of at least 20 points in outcome compared to baseline on the International Knee Documentation Committee subjective test. In contrast, our Phase 3 clinical trial will use a co-primary efficacy endpoint defined as the mean change from baseline (as opposed to chondroplasty) to two years for the patients' Knee Injury and Osteoarthritis ("OA") Outcome Score Pain and Function (Activities of Daily Living) subscale scales. Additionally, the Phase 3 clinical trial conducted by Histogenics enrolled patients with a total lesion size of less than six cm2, while our Phase 3 clinical trial will enroll patients with total lesion sizes between one to three cm2. During 2025, we transferred the assets related to our NeoCart product candidate to OrthoCellix.
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
The seasonal flu spreads easily and rapidly transmits in crowded areas. The seasonal flu is transmitted when an infected person coughs or sneezes and droplets containing the virus are dispersed into the air and infects those in close proximity that breathe the droplets in. The seasonal flu can also spread through physical contact, although this type of transmission is less common than airborne transmission. The flu is most commonly prevented by getting an annual flu vaccine and taking preventative actions to avoid transmission such as staying away from those who are sick, frequent handwashing, and covering coughs and sneezes. For the United States 2024 to 2025 flu season, the Centers for Disease Control and Prevention ("CDC") estimates that 43-73 million people were sick with influenza, 19-32 million visited a healthcare provider, between 560,000 -1.1 million were hospitalized, and there were 38,000-99,000 deaths. Several flu antiviral drugs are also available in different dosage forms to treat the seasonal flu, including pills, liquid, an inhaled powder, or an intravenous solution. These flu antiviral drugs are only available through a prescription from a healthcare provider and are not sold over the counter.
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

Pursuant to the WU License Agreement, we obtained the rights to develop, manufacture, and commercialize a mucosal COVID-19 vaccine in the Mucosal Vaccine Territory. In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. OCU500 will be tested via two different mucosal routes, inhalation and intranasal delivery. The NIAID intends to initiate a Phase 1 clinical trial in the second quarter of 2026.
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
The development and commercialization of gene therapies is highly competitive. We are aware of several companies focusing on gene therapies for various ophthalmic indications including Applied Genetic Technologies Corporation, as acquired by Beacon Therapeutics, Astellas Pharma Inc., MeiraGTx Holdings plc in partnership with Janssen Pharmaceuticals, Inc., Nanoscope Therapeutics Inc., REGENXBIO Inc., Novartis AG, F. Hoffmann-La Roche AG ("Roche AG"), Kiora Pharmaceuticals, Inc., Genentech, Inc. in partnership with Lineage Cell Therapeutics, Inc., and Luxturna, the product developed by Spark Therapeutics, Inc. and marketed by Roche AG, is currently the only gene therapy approved to treat IRDs in the United States which addresses only mutations in the one gene, RPE65. The mutation associated with the RPE65 gene represents just one of more than 125 mutated genes linked to RP and LCA.
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
Clinical and Commercial Supply of NeoCart
We have completed renovating an existing facility into a current GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for Phase 3 clinical trial material. During 2025, we transferred the assets related to our NeoCart product candidate to OrthoCellix.
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

Licensing Agreement with Kwangdong Pharmaceuticals

The Company entered into a license agreement (“Kwangdong License”) with Kwangdong Pharmaceutical, Ltd ("Kwangdong") for the development and commercialization of the Company's modifier gene therapy product candidate OCU400 in September 2025. Pursuant to the Kwangdong License, Kwangdong has the exclusive right to commercialize and develop OCU400 in South Korea (“Kwangdong Territory”). Kwangdong is responsible for commercialization and regulatory approval in the Kwangdong Territory. The Company retains exclusive right to manufacture for Kwangdong. The Company will also provide additional support services to Kwangdong throughout the term of the agreement to support commercialization.

In accordance with the Kwangdong License, the Company received an initial $0.8 million (net of tax) non-refundable fee and is entitled to additional milestone based fees upon FDA and regulatory approval in the Kwangdong Territory as well as manufacturing based fees upon shipment.

Upon regulatory approval, Kwangdong will lead commercialization efforts, leveraging Ocugen’s clinical data and (BLA) for local regulatory submission.
Novel Modifier Gene Therapy Program
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
Vaccines
Exclusive License Agreement with Washington University
In September 2022, we entered into the WU License Agreement with Washington University, pursuant to which we were granted an exclusive, sublicensable, royalty-bearing license to patent rights for a mucosal COVID-19 vaccine, as well as a license to certain tangible research property and technical information necessary to exploit the patent rights within the United States, Europe, and Japan. In January 2023, we amended the WU License Agreement to add the countries of South Korea, Australia, and China to the Mucosal Vaccine Territory, and in November 2023, we further amended the WU License Agreement to add Hong Kong to the Mucosal Vaccine Territory. In June 2025, we further amended the WU License Agreement to add Canada to the Mucosal Vaccine Territory.
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
Novel Biologic Therapy for Retinal Diseases
Exclusive License Agreement with the University of Colorado
In March 2014, we entered into an exclusive license agreement with CU, which was amended in January 2017 and clarified by a letter of understanding in November 2017 (as amended and clarified, the "CU Agreement"). The CU Agreement gives us an exclusive, worldwide, sublicensable license to patents for OCU200 to make, have made, use, import, offer to sell, sell, have sold, and practice the licensed products in all therapeutic applications. Under the CU Agreement, we must use commercially reasonable efforts to develop, manufacture, sublicense, market, and sell the licensed products and have assumed primary responsibility for preparing, filing, and prosecuting broad patent claims for OCU200 for CU's benefit. Further, we have assumed primary responsibility for all patent activities, including all costs associated with the prosecution and maintenance of the patents for OCU200.
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
As of February 24, 2026, our patent portfolio for our product candidates included a total of 24 issued patents in the United States, 56 issued or registered patents in foreign countries, 9 pending patent applications in the United States, and 57 pending patent applications in foreign countries. Our issued or registered patents and pending patent applications include those licensed from SERI, Purpose and CU. Certain issued patents and pending patent applications cover multiple of our product candidates. Our intellectual property includes compositions of matter, methods of use, product candidates, and other proprietary technology. As of February 24, 2026, we had exclusive rights or owned rights to: (i) two issued United States patents, one pending United States patent applications, and one pending foreign patent applications related to OCU400; (ii) one pending United States patent applications, and three pending foreign patent applications related to OCU410 and OCU410ST; (iii) 15 issued United States patents; six pending United States patent applications, 20 issued or registered foreign patents, and nine pending foreign patent applications related to NeoCart; (iv) two pending United States patent applications and seven pending foreign patent applications related to OCU500, OCU510 and OCU520; and (v) one issued United States patent and 25 issued or registered foreign patents related to OCU200. Our current portfolio of issued patents in the United States and issued or registered patents in foreign countries related to our product candidates expire between 2025 and 2038.
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

Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be developed and approved under the accelerated approval pathway, which means the FDA may approve the product candidate based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A drug or biologic candidate approved under the accelerated approval pathway is generally subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect of the product. Under the Food and Drug Omnibus Reform Act of 2022 ("FDORA"), the FDA is permitted to require, as appropriate, that confirmatory trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Further, under FDORA, the FDA has increased authority for expedited procedures to withdraw the accelerated approval of a drug or biologic if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Other legislative changes have been proposed and adopted since the passage of the ACA. The Budget Control Act of 2011, among other things, resulted in aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which went into effect in April 2013. Subsequent legislation extended sequestration through 2031. The American Taxpayer Relief Act among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Inflation Reduction Act of 2022 (the "IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the United States. Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain units of certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and a requirement that manufacturers provide certain discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The effects of the IRA on our business and the pharmaceutical industry in general is not yet known.

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

In addition, the One Big Beautiful Bill Act of 2025 (“OBBBA”) imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Under the centralized procedure, the CHMP, established at the EMA is responsible for conducting an initial assessment of a product. The maximum timeframe for the evaluation of a MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the EC, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the viewpoint of public health and, in particular, therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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
HUMAN CAPITAL
As of February 24, 2026, we had 116 employees, of which 79 employees are located in the United States, 34 are located in India and three are located in Canada. The majority of the employees are full-time. None of our employees are represented by a labor union or covered by a collective bargaining agreement. In addition to our employees, we engage various consultants to support key areas of our business, including support of our research and development, administrative, manufacturing, and commercialization activities.
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
•As with all patent prosecution, there is no guarantee of obtaining and maintaining patent protection for our technology and product candidates. In addition, there is no guarantee that the scope of the patent protection obtained is sufficiently broad or enforceable, to prevent our competitors from developing and commercializing technology and products similar or identical to ours. Furthermore, our ability to successfully commercialize our technology and product candidates may be impaired due to circumstances that may be out of our control.
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
•If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, our operating costs could increase and management's attention could be diverted from executing our business strategy, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.
•The use of new and evolving technologies, such as artificial intelligence ("AI"), in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

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
We have not generated significant revenue to date and have funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. We incurred net losses of approximately $67.8 million and $54.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $408.1 million and a cash balance of $18.6 million. This amount will not meet our capital requirements over the next 12 months. We estimate that our cash and cash equivalents will enable us to fund our operations into the fourth quarter of 2026. Based on this estimate, we will need to raise significant additional capital in order to fund our future operations. We have based this estimate on assumptions that may prove to be wrong, and our operating and capital requirements may change as a result of many factors currently unknown to us. Furthermore, we generally expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
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
We anticipate that our expenses will increase in fiscal year 2026 compared to fiscal year 2025 as we continue to conduct clinical activities with respect to our product candidates, including the continuation of several clinical trials for our product candidates, as well as increased headcount, including management personnel to support our research and development, clinical, and business activities, and expanded infrastructure, among other factors.
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
We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in a rapidly developing and changing industry, such as the biotechnological industry, including challenges in forecasting accuracy, determining appropriate investments of our limited resources, gaining market acceptance of our products, if approved, managing a complex regulatory landscape, and developing new product candidates. Our current operating model may require changes in order for us to scale our operations efficiently. As we prepare for potential commercialization of our products candidates, if approved we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. You should consider our business and prospects in light of the risks and difficulties we face as a company focused on developing products in the fields of biopharmaceuticals and biotechnology.
We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
We expect to devote substantial financial resources to our ongoing and planned product development activities, particularly as we continue the development of and seek marketing approval for our product candidates and any potential future product candidates, as applicable. As of December 31, 2025, we had cash of approximately $18.6 million. This amount will not meet our capital requirements over the next 12 months. We estimate that our cash and cash equivalents will enable us to fund our operations into the fourth quarter of 2026. Based on this estimate, we will need to raise significant additional capital in order to fund our future operations. We have based this estimate on assumptions that may prove to be wrong, and our operating and capital requirements may change as a result of many factors currently unknown to us.
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
The terms of our Loan and Security Agreement with Avenue Capital Management II, L.P. and the lenders listed therein as well as our loan agreement (the "EB-5 Loan Agreement") with EB-5 Life Sciences, L.P. ("EB-5 Life Sciences") require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 6, 2024, we entered into a Loan and Security Agreement with Avenue Venture Opportunities Fund II, L.P., as a lender ("Avenue 2"), Avenue Venture Opportunities Fund, L.P., as a lender ("Avenue 1", together with Avenue 2, the "Lenders") and Avenue Capital Management II, L.P., as administrative agent and collateral agent (the "Agent," together with the Lenders, "Avenue") that is secured by a lien on all of our assets (the "Loan and Security Agreement").

As of December 31, 2025, we had $30.0 million of outstanding principal borrowings under the Loan and Security Agreement. Additionally, as of December 31, 2025, we had $1.5 million of outstanding principal borrowings under the EB-5 Loan Agreement, which we are required to repay on the seventh anniversary of the date of the last disbursement under the EB-5 Loan Agreement (unless terminated earlier pursuant to the terms of the EB-5 Loan Agreement).

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

Our management has broad discretion in the application of the net proceeds from our capital raises, including our August 2025 Offering (as defined below) and, November 2024 debt financing, and our stockholders will not have the opportunity as part of their investment decision to assess whether the net proceeds from our capital raises are being used appropriately. Our stockholders may not agree with our decisions, and our use of the proceeds may not yield any return on investment for our stockholders. Because of the number and variability of factors that will determine our use of the net proceeds from our capital raises, their ultimate use may vary substantially from their currently intended use. Our failure to apply the net proceeds of our capital raises effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of those net proceeds. Our stockholders will not have the opportunity to influence our decisions on how to use our net proceeds from our capital raises. We have and may continue to invest the net proceeds from our capital raises in investment-grade, interest-bearing instruments and the United States government agency securities and treasuries. These investments are not likely to yield a significant return. Our management might not apply our existing cash and cash equivalents in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business.

Our ability to utilize our tax net operating losses is uncertain.
We have incurred significant net operating losses since our inception. As of December 31, 2025, we had United States federal net operating loss carryforwards of approximately $350.3 million. Our ability to utilize these net operating losses to offset future tax liabilities depends on the successful development of our product candidates and future financial performance.
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
We are subject to taxes in the United States as well as the foreign jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates, tax laws, and other non-tax legislation, we may experience significant impacts as a result of prospective changes (which may have retroactive application). Our future effective tax rates may be affected by changes in the valuation of deferred tax assets and liabilities, changes in available tax credits or tax deductions, as well as changes in tax law and other non-tax laws, or their interpretation.
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
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant deoxyribonucleic acid ("DNA") research from the NIH may also be subject to review by the NIH Novel and Exceptional Technology and Research Advisory Committee ("NExTRAC"), formerly the Recombinant DNA Advisory Committee, which now focuses on emerging areas of research including, but not restricted to, technologies surrounding advances in recombinant or synthetic nucleic acid research. Although the FDA decides whether individual gene therapy protocols may proceed, it is possible the NExTRAC review process, if undertaken for any of our candidates, could delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Before a clinical trial can begin at a study site, the institution’s IRB and its IBC have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.
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

Finally, the public's attitude may be influenced by claims that gene therapy technology is unsafe, unethical, or immoral. If we are unable to convincingly demonstrate the safety and efficacy of our product candidates arising from our gene modifier platform, our product candidates, even if approved by the FDA or foreign regulatory authorities, may not gain the acceptance of the public or the medical community. For example, in November 2023, the FDA announced it was investigating the risk of T cell malignancies associated with currently approved BCMA- and CD19-directed autologous CAR T cell immunotherapies. The FDA subsequently announced class safety labeling changes to highlight these risks and recommended life-long monitoring of patients and clinical trial participants receiving treatment with these products. It is unclear whether these safety events and resulting FDA action may adversely impact the FDA’s approach to regulating any product candidates we may develop based on the use of our modifier gene therapy platform, or may negatively impact patients’, providers’, or public perception of such product candidates.
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

The raw materials required in our third-party vendors’ manufacturing processes are derived from biological sources. We cannot assure you that our third-party vendors have, or will, be able to obtain on commercially reasonable terms, or at all, sufficient rights to these materials derived from biological sources. Such raw materials are difficult to procure and may also be subject to contamination or recall. If microbial, viral, or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials, result in higher costs of drug product, and adversely harm our business. A material shortage, recall, or restriction on the use of biologically derived substances in the manufacture of our product candidates could adversely impact or disrupt the clinical and commercial manufacturing of our product candidates, which could materially and adversely affect our operating results and development timelines. In addition, the United States government has imposed a 10% additional tariff on imports from China and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies' ability to work with Chinese biotech companies. This could have a material adverse effect on our business and operations. In addition, regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances us or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, goods, including biologically derived substances, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service provides and Chinese biotech companies for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the federal legislation known as the BIOSECURE Act or a similar law were to be enacted.
In addition, our biologic product candidates may expose us to additional potential product liability claims. The development of biologic products entails a risk of additional product liability claims because of the risk of transmitting disease to human recipients, and substantial product liability claims may be asserted against us as a result.
OCU400 has received RMAT and ODDs from the FDA, as well as ATMP and OMPD designations from the EMA. OCU410ST has received RPDD and ODD from the FDA and ATMP and OMPD from the EMA, OCU410 has received ATMP designation from the EMA. However, there is no guarantee that we will be able to maintain these designations, receive these designations for any of our other product candidates, or receive or maintain any corresponding benefits, including periods of exclusivity.
We have obtained from the FDA Office of Orphan Products, ODDs for OCU400 for RP and LCA and had previously received ODDs for the treatment of the following disease genotypes: NR2E3, RHO, CEP290, and PDE6ß mutation-associated inherited retinal degenerations. OCU400 has additionally received OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. We have also received ODD and OMPD for OCU410ST for the treatment of ABCA4-associated retinopathies including ST, RP19 and CORD3 diseases. We may also seek ODD or OMPD for our other product candidates, as appropriate. While these ODDs and OMPDs provide us with certain advantages, they neither shorten the development time or regulatory review time of a product candidate nor give the product candidate any advantage in the regulatory review or approval process.
Generally, if a product candidate with ODD or OMPD is the first to receive marketing approval for the orphan indication, the product is entitled to a period of marketing exclusivity, which precludes the FDA or EC from approving another MAA for the same (or a similar in the European Union) drug or biologic for the same indication for a specified time period. The applicable period is seven years in the United States and 10 years in the European Union. The European Union exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for OMPD or if the product is sufficiently profitable so that market exclusivity is no longer justified. The Council of the European Union and European Parliament have reached a provisional agreement on legislation that, if implemented, will reduce the ten-year period of orphan exclusivity for certain orphan medicinal products in the EU.
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
We conduct portions of our clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from clinical trials conducted in foreign locations.
We conduct portions of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of data is in either case subject to the respective conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and be performed by qualified investigators in accordance with ethical principles, such as IRB or ethics committee approval and informed consent. The trial population must also adequately represent the United States population, and the data must be applicable to the United States population and United States medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws (and therefore failure to comply with such laws could result in regulatory enforcement action), acceptance of the data by the FDA will be dependent upon its determination that the clinical trials were conducted consistent with all applicable United States laws and regulations. If the FDA does not accept the data from any clinical trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.
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
In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes, including fraud and abuse and consumer protection laws. Such litigation can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and do business through, for example, corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, suspension and debarment from government contracts, and refusal of orders under existing government contracts. These false claims statutes include the federal civil FCA, which allows any individual to bring a lawsuit against a company on behalf of the federal government ("qui tam" action) alleging submission of false or fraudulent claims, or causing others to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government decides to intervene and prevails in the lawsuit, the individual will share in the proceeds from any fines or settlement funds. If the government declines to intervene, the individual may pursue the case alone. These FCA lawsuits against sponsors of drugs and biologics have increased significantly in volume and breadth in recent years, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting off-label uses. In addition, FCA lawsuits may expose sponsors to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that companies will have to defend a false claim action, and pay settlements fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business, including the impact of our Phase 3 liMeliGhT clinical trial for OCU400.

Additionally, severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.
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

In addition, the U.S. Congress is considering a legislative proposals known as the BIOSECURE ACT that, if enacted, could negatively impact the United States funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security, including entities located in China. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed each respective chamber of Congress and both included an amendment that will effectively implement federal government contracting, loan, and grant restrictions similar to the 2024 BIOSECURE Act. This 2025 version of the BIOSECURE Act does not identify any specific companies by name in the legislative text. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.

Changes in funding or disruption at the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations could hinder their ability to hire and retain key leadership and other personnel, delay the review and approval of regulatory submissions, limit the development or implementation of regulatory programs, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business

Federal agencies in the United States, including the FDA and the SEC, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years and may continue to fluctuate as a results of these factor as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, most recently in October 1, 2025 through November 12, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs again, or if global health concerns or shortages in resources prevent the FDA or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, including formal or informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations or delay the review or effectiveness of required regulatory or securities filings.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

With the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
The regenerative medicine sector is characterized by innovative science, rapidly advancing technologies, and a strong emphasis on proprietary products. The competitive landscape in the field of articular cartilage repair in the United States is emerging and has stimulated a substantial amount of interest from companies developing tissue repair solutions. Products that may compete with our NeoCart product candidate include Vericel Corporation's MACI, the only FDA-approved ACI product in the United States, and Aesculap Biologics, LLC's NOVOCART 3D, which is currently being evaluated in their Phase 3 clinical trial.
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
We are party to an agreement with CanSinoBIO for the development and commercialization of our modifier gene therapy platform product candidates. In the future, we may seek to enter into additional collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of other product candidates. We may utilize a variety of types of collaboration, distribution, and other marketing arrangements with third parties to develop and commercialize our product candidates, both inside and outside the United States. In particular, we may enter into arrangements with third parties to perform certain services in the United States or other countries if we do not establish our own sales, marketing, and distribution capabilities in such countries, or if we determine that such third-party arrangements are otherwise beneficial. We may also consider potential collaborative partnership opportunities for sales, marketing, distribution, development, or licensing or broader collaboration arrangements, including with mid-size and large pharmaceutical companies, regional and national pharmaceutical companies, and biotechnology companies.
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

We are currently and have been subject to numerous securities class action lawsuits and stockholder derivative claims. See the section of this Annual Report for the fiscal year ended December 31, 2025 entitled "Legal Proceedings."
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
As a biotechnology company, we are subject to many federal and state healthcare laws, such as the federal Anti-Kickback Statute, the federal civil and criminal FCA, the civil monetary penalties statute, the Medicaid Drug Rebate statute and other price reporting requirements, the VHCA, HIPAA, the FCPA, the ACA, and similar state laws. We may also be subject to laws regarding transparency and patient privacy. Even though we do not and will not control referrals of healthcare services or bills directly to Medicare, Medicaid, or other third-party payors, certain federal and state healthcare laws, and regulations pertaining to fraud and abuse, reimbursement programs, government procurement, and patients’ rights are and will be applicable to our business. These laws are described in greater detail in the section of this annual report entitled, "Government Regulation - Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations."
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
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system. The United States government, state legislatures, and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription products. In recent years, Congress has considered reductions in Medicare reimbursement levels for products administered by physicians. These measures are described in detail in the section of this annual report entitled, "Government Regulation - Healthcare Reform Measures."

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

In addition, the Inflation Reduction Act of 2022 ("IRA") contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the United States Department of Health and Human Services that would require manufacturers to charge a negotiated "maximum fair price" for certain selected drugs administered or prescribed to Medicare beneficiaries or pay an excise tax for noncompliance; the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation; and a requirement that manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations, and growth prospects. The IRA's drug price negotiation provisions are subject to ongoing constitutional challenges, and the effect of IRA on our business and the biotechnology industry in general is not yet known.

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
Our success depends in part on our ability to obtain and maintain patent protection in the United States and other countries, with respect to our proprietary technology and product candidates. We have sought to protect our proprietary position by filing in the United States and in certain foreign jurisdictions, patent applications related to our technologies and product candidates.
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

The patent position of pharmaceutical and biotechnology companies generally is uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. Our pending and future patent applications may fail to result in issued patents in the United States or in other foreign countries which may impact protection of our technology or product candidates. Even if patents are issued, they may not prevent others from commercializing competitive technologies and products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and because the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. In addition, unlike patent law in the United States, foreign patent laws impose substantial restrictions on the scope of claims it will grant. For example, patent laws in many Asian countries, and Europe do not allow patenting methods of treatment of the human body. In addition, unlike the United States the European Patent Office typically limits the claims to those commensurate in scope with specifically disclosed embodiments. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. Databases for patents and publications, and methods for searching them, are inherently limited so we may not know the full scope of all issued and pending patent applications. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. Our pending and future patent applications that are intended to protect our technology or product candidates may not result in patents being issued in whole or in part. Furthermore, even if patents do issue, they may not effectively prevent others from commercializing competitive technologies and products. During prosecution of any patent application, the issuance of any patents based on the application may depend upon our ability to generate additional preclinical or clinical data that support the patentability of our proposed claims. We may not be able to generate sufficient additional data on a timely basis, or at all. Moreover, changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
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
In 2011, the Leahy-Smith America Invents Act (the "Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to the United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO instituted new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective in 2013. The first to file provisions limit the rights of an inventor to patent an invention if the inventor is not the first to file an application for patenting that invention. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, which may have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, the Leahy-Smith Act created a new administrative tribunal known as the Patent Trial and Appeals Board ("PTAB"), that provides a venue for any third parties to challenge the validity of patents at a cost that is significantly lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long term impact the PTAB proceedings will have on the operation of our business, since the inception of PTAB in 2013 there has been a significant increase in challenges to issued patents and invalidation of many United States patents. The availability of the PTAB as a lower-cost, faster, and potentially more potent tribunal for challenging patents may therefore increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining, defending, and enforcing them.

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
If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than our request, the period during which we will have the right to exclusively market our product will be shortened. In such cases, our competitors will likely obtain approval of competing products sooner than we might have anticipated, and our revenue could be impacted.
It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a United States patent covering one of our product candidates even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the USPTO, a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the USPTO.
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
Our commercial success depends upon our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing or otherwise violating the intellectual property and other proprietary rights of third parties. There is a considerable amount of intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, claims by a third party for use, misappropriation, or infringement of their intellectual property rights regarding our products and technology. Claims of use, misappropriation, or infringement of intellectual property rights may arise from competitors or even from entities that may have patents but do not use or practice their patent. Our own patent portfolio may have no deterrent effect on entities that do not use or practice their own patent. Moreover, we may become party to future adversarial proceedings or litigation regarding our patent portfolio or the patents of third parties. Such proceedings could also include contested post-grant proceedings such as oppositions, inter partes review, reexamination, interference, or derivation proceedings before the USPTO or foreign patent offices.
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
Periodic maintenance, renewal, and annuity fees on any issued patent and pending patent applications must be paid to the USPTO and foreign patent agencies in several stages or annually over the lifetime of our owned and licensed patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with, the procedural and documentary rules of the relevant patent agency. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business.
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

A substantial portion of our patent portfolio is in-licensed. As such, we are party to license agreements and certain aspects of our business depend on patents and/or patent applications owned by other companies or institutions. For example, we hold exclusive licenses for patent families relating to OCU400, OCU410, OCU410ST, and OCU200, and an exclusive license in the United States, Europe, Japan, South Korea, Australia, China, Hong Kong and Canada with respect to a mucosal COVID-19 vaccine.
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
Some of the licenses or intellectual property rights that we own have been generated through the use of the United States government funding and may therefore be subject to certain federal regulations under the Bayh-Dole Act. To the best of our knowledge, our intellectual property for OCU400, OCU410, and OCU410ST for the treatment of RP, GA, and ST is subject to the Bayh-Dole Act. As a result, the United States government may have certain rights to intellectual property embodied in these patents and patent applications. In general, the Bayh-Dole Act provides the United States government certain rights in inventions developed using a government funded program, such as the United States government’s right to a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, under the Bayh-Dole Act, the United States government has the right to require any invention developed using the United States government funding to be granted exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (“march-in rights”). Under the Bayh-Dole Act, the United States government also has the right to take title to inventions developed using a United States government funded program, if one fails to disclose the invention to the government and fails to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements. In addition, the Bayh-Dole Act requires that any products subject to the Bayh-Dole Act be manufactured substantially in the United States. However, under the Bayh-Dole Act, this manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable efforts to manufacture the product substantially in the United States were unsuccessful, or that under the circumstances, domestic manufacture is not commercially feasible. Any exercise by the government of any of the foregoing rights under the Bayh-Dole Act may affect our competitive position, business, financial condition, results of operations, and prospects.
If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
Our agreements under which we license certain of our patent rights and a significant portion of the technology for our product candidates impose royalty and other financial obligations and other performance obligations. We may also enter into additional licensing and funding arrangements with third parties that may impose diligence, development, and commercialization timelines and milestone payment, royalty, insurance, and other obligations. If we fail to comply with our obligations under current or future license and collaboration agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture, or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could diminish the value of our products and product candidates. Termination of these agreements or reduction or elimination of our rights under these agreements may result in us having to negotiate new or reinstated agreements with possibly less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in the U.S. and foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not being issued, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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
As of December 31, 2025, approximately 10.9 million shares of our common stock were reserved for issuance upon exercise of outstanding common stock purchase warrants. Additionally, 16.5 million shares of our common stock were reserved for issuance upon the exercise of outstanding stock options, and the vesting of restricted stock units and performance stock units. The exercise or vesting of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are or expected to be registered on a Form S-8 registration statement. As a result, upon exercise of stock options and vesting of restricted stock units and performance stock units, these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise or vesting of such awards, as applicable of and the subsequent sale of the underlying common stock could cause a decline in our stock price.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of common stock in the public market, the market price of our common stock could decline. We had 327.9 million shares of common stock outstanding as of February 24, 2026, which were all freely tradable, without restriction, in the public market.
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
Our amended and restated certificate of incorporation and amended and restated by laws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our Board. The provisions in our charter documents include the following:
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
•the ability of our Board of Directors to alter our amended and restated by laws without obtaining stockholder approval;
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
We must continue to satisfy Nasdaq continued listing requirements, including, among other things, certain corporate governance requirements and a minimum closing bid price requirement of $1.00 per share. Under Nasdaq Listing Rule 5550(a)(2) ("Rule 5550(a)(2)"), if a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements.

In December 2024, we received a deficiency letter from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2). On July 28, 2025, we received written notice from Nasdaq stating that we had regained compliance with Rule 5550(a)(2). However, we can provide no assurance that we will be able to remain in compliance with Rule 5550(a)(2) other Nasdaq continued listing requirements. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock, impairing your ability to sell or purchase shares of our common stock when you wish to do so, and could result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow the common stock to become listed again, stabilize the market price or improve the liquidity of the common stock, prevent the common stock from dropping below the Nasdaq minimum bid price requirement, or prevent future non-compliance with Nasdaq's listing requirements.
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

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies' stock. Such litigation, including the litigation instituted against us in our current class action lawsuits, could cause us to incur substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. See the section of this Annual Report for the fiscal year ended December 31, 2025 entitled, "Legal Proceedings."
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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, our operating costs could increase and management's attention could be diverted from executing our business strategy, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

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

As part of our annual review of the effectiveness of our internal control over financial reporting as of December 31, 2025, management has concluded that our internal control over financial reporting was effective. Although we previously identified a material weakness based on our determination that certain previously issued consolidated financial statements should no longer be relied upon and that such financial statements should be restated, which was first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and was subsequently remediated in the fourth quarter of 2024, as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows.

We continue to implement measures designed to improve our internal controls over financial reporting. Significant additional resources and management oversight may be required to maintain and enhance our disclosure controls and procedures and internal control over financial reporting in response to the determination that we have a material weakness, which could have an adverse impact on our business and operating results. Failure to implement and maintain effective internal control over financial reporting or a material weakness in our internal control over financial reporting could result in an increased probability of fraud, litigation from our shareholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Additionally, if we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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

Additionally, the increased prevalence and use of AI may heighten the risk that we may be subject to cybersecurity incidents in the future. If we, or any of our third-party vendors who use AI are compromised, it could have a negative impact to our business through leaks of our confidential information and/or our financial information which could adversely affect our business or reputation or result in legal or regulatory proceedings. Additionally, attempts to disrupt or gain unauthorized access to our and our third-party vendors' information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by evolving technologies, such as AI.

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

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability

We use and integrate AI both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. Moreover, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that AI applications assist in producing are deficient or inaccurate or if we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

The use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU, began implementing the Artificial Intelligence Act (“AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU's Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems that are governed by these laws or regulations we will need to meet higher standards of data quality, transparency, and human oversight, and we could need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy

We regularly assess, identify, and manage risks from cybersecurity threats as an integral part of our overall enterprise risk management (ERM) program. Our cybersecurity policies, processes, and practices include ongoing monitoring of information systems for vulnerabilities, periodic testing, in-house employee training and case discussions, and the use of advanced security tools designed to detect, prioritize, escalate, investigate, resolve, and recover from incidents in a timely manner.

To evaluate how effective our cybersecurity prevention and response mechanisms are, we partner with external organizations such as cybersecurity assessors, consultants, and specialists. Their expertise enables us to pinpoint, confirm, and validate cybersecurity risks, as well as support the creation and implementation of mitigation strategies when required. By utilizing these systems and expert guidance, we can detect threats, determine their severity, and address possible repercussions by preventing breaches and relying on vendors who advise us on optimal risk management practices. These external parties and systems form a crucial part of our enterprise risk management framework for cybersecurity. Additionally, we have established a due diligence protocol to monitor and identify significant risks arising from our relationships with third-party vendors, including those providing cybersecurity services, to ensure we manage all threats related to their involvement appropriately.

To date, we have not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors” in this Annual Report, including the risk factor titled “Our internal computer systems or those of our development collaborators, third-party CDMOs, or other contractors or consultants may fail or suffer cybersecurity incidents, data breaches, or other disruptions, which could result in a material disruption of our product development programs and cause our business and operations to suffer,” for additional discussion of cybersecurity-related risks.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes. Our Associate Vice President of IT & Facilities is responsible for overseeing the cybersecurity risk management program. He has over 20 years of IT management, cybersecurity, and information governance experience. In order to monitor and appropriately escalate cybersecurity risks (including with respect to cybersecurity incidents), our Associate Vice President of IT & Facilities receives reports on a monthly basis, and more frequently as appropriate, from our third-party cybersecurity vendor.

Our Board's role in risk oversight is consistent with our leadership structure, with management having day-to-day responsibility for assessing and managing our risk exposure and our Board actively overseeing the management of our risks both at the Board and Committee level. The Board conducts its risk oversight by receiving reports from each of the Committees and our executive officers regarding our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including cybersecurity risk. The Board has delegated to the Audit Committee of the Board primary responsibility for overseeing risks from cybersecurity threats. Our Associate Vice President of IT & Facilities briefs the Board of Directors on our cybersecurity risk management program on a quarterly basis, using risk assessment reports from our third-party cybersecurity vendor. The briefing includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation.
Item 2.    Properties
Our properties are located in Malvern, Pennsylvania and other locations, including our corporate headquarters, which consist of approximately 28,488 square feet of leased office space, and our current GMP facility, which consists of approximately 16,401 square feet of laboratory and future manufacturing space. Our corporate headquarters has a lease term of approximately seven years and includes options to extend the lease for up to 10 years, which we have not elected to account for since it is not reasonably certain that we will exercise such option. Our current GMP facility has a lease term of seven years and includes an option to extend the lease for up to five years, which we have elected to account for since it is reasonably certain that we will exercise such option. We lease three other general use facilities within the United States, which have initial terms of two to three years and contain no option to extend. The Company also has leases in Canada and India which have terms of four to five years and contain no option to extend. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional space will be available as and when needed.

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
For a discussion of legal proceedings, see Note 16 in the notes to the consolidated financial statements included elsewhere in this Annual Report. This discussion is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq under the symbol "OCGN."
Holders
As of February 24, 2026, we had 327.9 million shares of common stock outstanding held by approximately 27 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in "street" name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings, if any, to fund our operations and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, our ability to pay cash dividends is currently restricted by the terms of our Loan and Security Agreement. As a result, we anticipate that only the appreciation of the price of our common stock, if any, will provide a return to investors for at least the foreseeable future.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2025, we did not repurchase any shares of our common stock.

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
Our technology pipeline includes:

•Novel Modifier Gene Therapy Platform —

OCU400- Based on the use of nuclear hormone receptors ("NHRs"), we believe our novel modifier gene therapy platform has the potential to address major blindness diseases, including rare genetic diseases such as RP (OCU400), with a gene-agnostic approach. OCU400 is intended for early to advanced cases of RP including clinical and/or genetic diagnosis with both syndromic and non-syndromic forms of the disease. In January 2025, we announced positive two-year data for multiple mutations from the Phase 1/2 clinical trial for OCU400. In February 2025, we announced that the European Commission ("EC") has provided a positive opinion from the European Medicines Agency's ("EMA") Committee for Advanced Therapies for OCU400 Advanced Therapy Medicinal Product ("ATMP") classification. We have completed enrollment in the Phase 3 liMeliGhT clinical trial for OCU400 and are on track to begin a rolling BLA submission in the third quarter of 2026. Positive long-term, 3-year Phase 1/2 durable, safety and tolerability data for OCU400 demonstrate sustained clinically meaningful, approximately 2-line LLVA gain, reinforcing durable gene-agnostic benefit. Positive long-term, 3-year Phase 1/2 data for OCU400 were recently assessed in evaluable subjects and builds on prior 2-year results showing consistent clinically meaningful, approximately 2-line LLVA gain across mutations. OCU400 maintained a favorable durability, safety and tolerability profile with no new treatment-related serious adverse events or adverse events of interest emerged.

Additional data include:
◦Visual function benefits were consistently observed over 3 years, with 88% (7/8) of evaluable treated subjects showing improvement or preservation versus untreated fellow eyes.
◦Approximately 2-line gain (N=8) observed across multiple mutation types in treated eyes compared to untreated eyes at 3 years.

We are on track to begin a rolling BLA submission in the third quarter of 2026. Topline Phase 3 data expected in the first quarter of 2027, advancing OCU400 towards potential approval in 2027 as a treatment option for early- to late-stage RP.
OCU410ST- We initiated dosing in GARDian3 pivotal confirmatory trial for OCU410ST in July 2025. The OCU410ST Phase 2/3 pivotal confirmatory trial represents our second late-stage clinical program. We plan to submit a BLA for OCU410ST in the first half of 2027 in alignment with our strategic goal of filing three BLAs over the next three years. In November 2024, the EMA granted orphan medicinal product designation ("OMPD") for OCU410ST for the treatment of ABCA4-associated retinopathies (>1200 mutations) including ST, RP 19, and CORD3. In May 2025, we announced that the FDA granted Rare Pediatric Disease Designation ("RPDD") for OCU410ST for the treatment of ABCA4-associated retinopathies including ST, retinitis pigmentosa 19 ("RP19"), and cone-rod dystrophy 3 ("CORD3"). In June 2025, we announced that the FDA has cleared the Investigational New Drug ("IND") amendment to initiate a Phase 2/3 pivotal confirmatory trial of OCU410ST, a modifier gene therapy candidate being developed for all ST (ABCA4-associated retinopathies). In August 2025, we announced that the Committee for Medicinal Products for Human Use ("CHMP") of the EMA reviewed the study design, endpoints and planned statistical analysis of the ongoing pivotal confirmatory OCU410ST Phase 2/3 GARDian3 clinical trial for ST and provided acceptability of a single U.S.-based trial for submission of a Marketing Authorization Application ("MAA"). The Phase 2/3 GARDian3 trial is progressing as planned with anticipated enrollment completion in early 2026.
In January 2026, the Company announced publication of Phase 1 GARDian1 Trial results for OCU410ST in EYE journal. The study supports the favorable safety tolerability and efficacy profile of OCU410ST and its potential to provide clinically meaningful functional and structural benefits in ST patients.

The OCU410ST Phase 1 clinical trial demonstrated that atrophic lesions grew slower by 54% at 12 months for evaluable treated subjects when compared to untreated fellow eyes. In the secondary endpoint- Best Corrected Visual Acuity (BCVA), treated-eyes showed an improvement with 1-line (6 ETDRS Letter) gain in the visual acuity when compared to untreated fellow eyes. Additionally, 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eyes in visual function. In evaluable subjects (N=6) the rate of ellipsoid zone (EZ) loss was 116% slower in OCU410ST-treated eyes compared to untreated fellow eyes at 12 months, demonstrating preservation or stabilization in photoreceptor integrity. The untreated eyes showed expected decline in atrophy.

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

We shared encouraging 12-month Phase 1 and 2 ArMaDa results for OCU410 in January 2026, including a 20.2% relative reduction in GA lesion from baseline as an early efficacy signal for slowing GA progression in Phase 1 subjects. Interim first time Phase 2 data (covering ~50% of subjects) demonstrated a 46% reduction in lesion growth in treatment group (combined high and medium doses) compared to control in 12 month follow up analysis. In a subgroup of patients (N=14, subjects with ≥7.5 mm2 at baseline) showed 57% greater reduction in lesion size compared to control (across doses). No OCU410-related serious adverse events or adverse events of special interest were reported across the Phase 1 and Phase 2 clinical trials. In evaluable subjects (N=7) ellipsoid zone (EZ) loss was 60% slower in OCU410-treated eyes compared to untreated fellow eyes at 12 months, EZ-RPE complex loss was reduced in treated eyes versus fellow eyes, demonstrating photoreceptor + RPE preservation. In addition, OCU410 treatment demonstrated a 20.2% reduction in sqrt geographic atrophy lesion growth at 12 months compared to untreated fellow eyes.

•Other Programs —

Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel recombinant fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The first subject was dosed in the OCU200 multicenter open label Phase 1 clinical trial in January 2025 and enrollment is expected to be competed during the first quarter of 2026.

Regenerative Medicine Cell Therapy Platform — Our Phase 3-ready regenerative cell therapy platform technology, which includes NeoCart (autologous chondrocyte-derived neocartilage), is being developed for the repair of knee cartilage injuries in adults. We received concurrence from the FDA on the confirmatory Phase 3 trial design and have completed renovating an existing facility into a current GMP facility to support clinical study and initial commercial launch. This facility is needed to generate patient-specific NeoCart implant from chondrocytes derived from knee biopsy. During 2025, we transferred the assets related to our NeoCart product candidate to OrthoCellix.
Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. We have completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. In January 2025, we announced that the Investigational New Drug ("IND") application is in effect, and the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH") intends to initiate a Phase 1 clinical trial for OCU500. The NIAID intends to initiate the OCU500 Phase 1 clinical trial in the second quarter of 2026.

Novel Modifier Gene Therapy Platform
We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including IRDs, such as RP, ST; and multifactorial diseases such as dAMD. Our modifier gene therapy platform is based on the use of NHRs, which have the potential to achieve homeostasis — the basic biological processes in the retina to restore a healthy state from a diseased state. Unlike single gene replacement therapies, which only target one genetic mutation, our modifier gene therapy platform, through its use of NHRs, represents a unique, gene-agnostic approach designed to address not just the mutated gene but provide a molecular "reset" of health and survival of gene networks. OCU400, our lead product candidate in our modifier gene therapy platform, has received ODD from the FDA for RP and LCA, a RMAT designation for the treatment of RP associated with NR2E3 and RHO mutations from the FDA, and OMPD from the EC, based on the recommendation of the EMA, for RP and LCA. These broad ODD, RMAT, and OMPD designations further support the broad (gene-agnostic) therapeutic potential of OCU400 to treat RP associated with mutations in multiple genes.

OCU410 and OCU410ST are being developed utilizing the RORA (RAR Related Orphan Receptor A) gene for the treatment of GA secondary to dAMD and ST, respectively. OCU410 is a potential one-time, curative therapy with a single sub-retinal injection that targets multiple pathways associated with AMD pathogenesis, in contrast to products currently approved or under development that treat only one cause of GA, require multiple injections per year, and have safety considerations. OCU410ST has received ODD from the FDA and OMPD from the EMA for the treatment of ABCA4-associated retinopathies (>1200 mutations) including ST, RP19, and cone-rod dystrophy 3 (CORD3), and has the potential to be the first approved therapy to treat ST.
OCU410ST/OCU410 utilizes a first-in-class modifier gene therapy approach by delivering the human RORA gene to diseased retinal tissue via subretinal AAV5 delivery. RORA modulates lipid metabolism, oxidative stress, and inflammation key drivers of retinal degeneration that restores retinal homeostasis by offering a unique four-way disease-modifying potential.
Currently, there is significant economic burden of vision loss diseases in the US. ST and GA are major contributors to vision loss. OCU410 has the potential to reduce treatment costs, prevent vision-related disability, and ease the broader healthcare and societal burden driven by structural and functional vision loss.

In February 2025, we announced that alignment has been reached with the FDA to move forward with a Phase 2/3 pivotal confirmatory clinical trial for OCU410ST which can be the basis of a BLA submission. The GARDian Phase 2/3 clinical trial will randomize 51 subjects, 34 of whom will receive a single, subretinal, 200-μL injection of OCU410ST at a concentration of 1.5x1011 vector genomes (vg)/mL in the eye with worse visual acuity, and 17 of whom will serve as untreated controls. The primary endpoint in the clinical trial is change in atrophic lesion size. Secondary endpoints include visual acuity as measured by best corrected visual acuity and LLVA compared to untreated controls. One-year data will be utilized for the BLA filing. The Phase 2/3 pivotal confirmatory trial has adaptive design with sample size re-estimation. OCU410ST is intended for early to advanced cases of ST. The masked interim analysis for the OCU410ST Phase 2/3 GARDian3 trial in Stargardt disease is on track as planned for mid-2026 for 24 subjects (16 treated, 8 controls).

The latest data from the OCU410ST Phase 1 clinical trial demonstrates that atrophic lesions grew slower by 54% at 12 months for evaluable treated subjects when compared to untreated fellow eyes. In the secondary endpoint- Best Corrected Visual Acuity (BCVA), treated eyes showed an improvement with 1-line (6ETDRS Letter) gain in the visual acuity when compared to untreated fellow eyes. Additionally, 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eyes in visual function."). The Phase 2/3 GARDian3 trial is progressing as planned with anticipated enrollment completion in 2026.

In January 2026, the Company announced publication of Phase 1 GARDian1 Trial results for OCU410ST. The study supports the favorable safety, tolerability and efficacy profile of OCU410ST and its potential to provide clinically meaningful functional and structural benefits in ST patients.

The OCU410ST Phase 1 clinical trial demonstrated that atrophic lesions grew slower by 54% at 12 months for evaluable treated subjects when compared to untreated fellow eyes. In the secondary endpoint, Best Corrected Visual Acuity (BCVA), treated eyes showed an improvement with 1-line (6 ETDRS Letter) gain in the visual acuity when compared to untreated fellow eyes. Additionally, 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eyes in visual function. In evaluable subjects (N=6) ellipsoid zone (EZ) loss rate was 116% slower in OCU410ST-treated eyes compared to untreated fellow eyes at 12 months, demonstrating preservation or stabilization in photoreceptor integrity. The untreated eyes showed expected decline in atrophy.

Positive preliminary efficacy and safety data from the OCU410 Phase 2 ArMaDa clinical trial at 12 months demonstrated no drug-related serious adverse events (SAEs). In evaluable subjects in Phase 1 ArMaDa clinical trial (N=7) ellipsoid zone (EZ) loss was 60% slower in OCU410-treated eyes compared to untreated fellow eyes at 12 months, EZ-RPE complex loss was reduced in treated eyes versus fellow eyes, demonstrating photoreceptor + RPE preservation. In addition, OCU410 treatment demonstrated a 20.2% reduction in geographic atrophy lesion growth at 12 months compared to untreated fellow eyes. Positive preliminary efficacy and safety data from the OCU410 Phase 2 ArMaDa clinical trial at 12 months demonstrated no drug-related serious adverse events (SAEs), 46% lesion growth reduction (medium + high dose vs. control; p=0.015; N=23) at 12 months, medium dose achieved 54% lesion reduction (p=0.02; N=10) vs. high dose 36% (p=0.05; N=8) compared to control, 50% responder rate with patients achieving >50% lesion size reduction vs. control, and a subgroup of patients (N=14, subjects with ≥7.5 mm2 at baseline) showed 57% greater reduction in lesion size compared to control (across doses).
Novel Biologic Therapy for Retinal Diseases

OCU200 is a novel recombinant fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors,which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. The first subject was dosed in the OCU200 multicenter open label Phase 1 clinical trial in January 2025 and enrollment is expected to be completed during the first quarter of 2026.
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
Based on this clinical benefit, the FDA granted a RMAT designation to NeoCart for the repair of full-thickness lesions of knee cartilage injuries in adults. Additionally, we received concurrence from the FDA on the confirmatory Phase 3 trial design where chondroplasty will be used as a control group. We have completed renovating an existing facility into a GMP facility in accordance with the FDA's regulations in support of NeoCart manufacturing for personalized Phase 3 trial material. We intend to initiate the Phase 3 trial contingent on adequate availability of funding. During 2025, we transferred the assets related to our NeoCart product candidate to OrthoCellix.
Inhaled Mucosal Vaccine Platform
We are party to the WU License Agreement with Washington University, pursuant to which we licensed the rights to develop, manufacture, and commercialize a mucosal COVID-19 vaccine for the prevention of COVID-19 in the Mucosal Vaccine Territory. In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine; OCU510, a seasonal quadrivalent flu vaccine; and OCU520, a combination quadrivalent seasonal flu and COVID-19 vaccine. Our inhaled mucosal vaccine platform is driven by our conviction to serve a major public health concern, which requires the endorsement and support of government funding in order to develop and ultimately commercialize our vaccine candidates. As these vaccine candidates are being developed to be administered via inhalation, we believe they have the potential to generate rapid local immune response in the upper airways and lungs, where viruses enter and infect the body. We believe this novel delivery route may help reduce or prevent infection and transmission as well as provide protection against new virus variants. In October 2023, OCU500 was selected by the NIAID Project NextGen for inclusion in clinical trials. OCU500 will be tested via two different mucosal routes, inhalation and intranasal delivery. The NIAID intends to initiate a Phase 1 clinical trial in the second quarter of 2026.
Recent Events
2026 Underwritten Registered Direct Offering and 2025 Registered Direct Offering
In January 2026, we closed an underwritten registered direct offering of 15.0 million shares of our common stock at an offering price of $1.50 per share of common stock for gross proceeds of $22.5 million, before deducting commissions and other estimated offering expenses payable by us.

In August 2025, we closed a registered direct offering pursuant to a securities purchase agreement with an institutional investor, for the purchase and sale of 20.0 million shares of our common stock and warrants to purchase up to an aggregate of 20.0 million shares of common stock at a purchase price of $1.00 per share and accompanying warrant. The warrants have an exercise price of $1.50 per share, are exercisable immediately upon issuance, and will expire two years following the date of issuance. Our net proceeds were $18.5 million after deducting the placement agent fees and other offering expenses.
CEO Performance Share Unit Grant
On January 2, 2026, we granted 9.4 million Performance Share Units (“PSUs”) to our Chief Executive Officer under our 2019 Equity Incentive Plan (the "2019 Plan"). The grant date for these PSUs, as defined under ASC 718, occurred subsequent to year-end, on January 2, 2026, after all terms and conditions of the award were finalized and communicated.
The PSUs are eligible to vest based on the achievement of pre-established performance criteria over a three-year period ending December 31, 2028. The performance metrics include certain regulatory milestones and achievement of a stock performance related milestones as determined by the Compensation Committee.
In accordance with ASC 718, Compensation—Stock Compensation, the fair value of the PSUs will be measured on the grant date January 2, 2026 and recognized as compensation expense over the requisite service period. As the grant date occurred after December 31, 2025, no compensation expense related to this award is reflected in our results for the year ended December 31, 2025.
Management has evaluated subsequent events through March 4th, 2026 and determined that this grant does not impact our financial position as of December 31, 2025, but is disclosed herein as a subsequent event.

Financial Operations Overview
We have not generated revenue from our product candidates to date and have incurred net losses in each year since inception. We expect to continue to incur net losses until our product candidates, if approved, are successfully commercialized. We incurred net losses of $67.8 million and $54.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $408.1 million and a cash balance of $18.6 million. Substantially all of our net losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.
Segment Information
As of December 31, 2025, we viewed our operations and managed our business as one operating segment consistent with how our chief operating decision-maker, our Chief Executive Officer, makes decisions regarding resource allocation and assessing performance. As of December 31, 2025, substantially all of our assets were located in the United States. Our headquarters are located in Malvern, Pennsylvania.
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

Research and development expenses account for a significant portion of our operating expenses. We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of our product candidates. We anticipate that our research and development expenses will be higher in fiscal year 2026 as compared to fiscal year 2025 due to an increase in BLA and clinical activities with respect to our product candidates as well as an increase in headcount.
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
We anticipate that our general and administrative expenses will increase in fiscal year 2026 as compared to fiscal year 2025 due to an increase in headcount.

Results of Operations
The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024	Change
Collaborative arrangement revenue	$4,413	$4,055	$358
Total Revenue	4,413	4,055	358
Operating expenses
Research and development	39,750	32,126	7,624
General and administrative	27,579	26,686	893
Total operating expenses	67,329	58,812	8,517
Loss from operations	(62,916)	(54,757)	(8,159)
Other (expense) income :
Interest income	922	1,251	(329)
Interest expense	(5,188)	(688)	(4,500)
Other (expense) income, net	(664)	140	(804)
Total other (expense) income	(4,930)	703	(5,633)
Net loss	$(67,846)	$(54,054)	$(13,792)
We believe the following table provides more transparency as to the type of research and development expenses incurred. The following table summarizes our research and development expenses by product candidate for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024	Change
OCU400	$9,871	$6,846	$3,025
OCU410 and OCU410ST	5,465	3,653	1,812
NeoCart	295	489	(194)
COVAXIN	(2)	25	(27)
Inhaled mucosal vaccine platform	417	2,464	(2,047)
OCU200	756	379	377
Unallocated costs:
Research and development personnel costs	16,786	12,992	3,794
Facilities and other support costs	3,581	2,984	597
Other	2,581	2,294	287
Total research and development	$39,750	$32,126	$7,624
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase resulted from greater advancement in fulfilling the terms of the collaboration agreement.
Research and development expense
Research and development expense increased by $7.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This growth was mainly attributable to an additional $3.0 million spent on phase three clinical activities for OCU400, $1.8 million associated with confirmatory phase two/three clinical activities related to OCU410, and

$3.8 million resulting from increased staffing levels. These increases were partially offset by a $(2.0) million reduction related to OCU500, primarily due to lower preclinical activity and decreased GMP manufacturing expenditures.
General and administrative expense
General and administrative expense increased by $0.9 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to $0.7 million increase in professional service fees.
Interest income
Interest income for the year ended December 31, 2025 decreased by $(0.3) million, compared to year ended December 31, 2024. The primary reason for this reduction was the lower average balances of cash and restricted cash, which resulted in less interest being generated compared to the previous year.
Interest expense
Interest expense for the year ended December 31, 2025 increased significantly by $4.5 million, compared to year ended December 31, 2024. The primary reason for this increase is the interest charges associated with the long-term debt that the company initiated in the fourth quarter of 2024.
Other (expense) income, net
Other (expense) income, net changed by $(0.8) million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change was primarily due to $(0.8) million recorded for a one-time contract termination fee.
Liquidity and Capital Resources
As of December 31, 2025, we had $18.6 million in cash and $0.3 million restricted cash. We have not generated revenue from our product candidates to date, and have primarily funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through December 31, 2025, we have raised an aggregate of $389.9 million to fund our operations, of which $345.2 million is from gross proceeds from the sale of our common stock and warrants, $10.3 million is from the issuance of convertible notes, $33.4 million is from the issuance of debt, $0.8 million was from the royalty agreement, and $0.2 million is from grant proceeds.
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
In January 2026, we closed an underwritten registered direct offering of 15.0 million shares of our common stock at an offering price of $1.50 per share of common stock for gross proceeds of $22.5 million, before deducting commissions and other estimated offering expenses payable by us.
During the year ended December 31, 2025, we issued and sold 20.0 million shares of our common stock in a registered direct offering at price of $1.00 per share and accompanying warrant. We received net proceeds of $18.5 million after deducting equity issuance costs.

During the year ended December 31, 2024, we issued and sold $32.7 million shares of our common stock at a public offering price of $1.15 per share pursuant to the July 2024 Public Offering. We received net proceeds of $34.7 million after deducting equity issuance costs.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $67.8 million and $54.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $408.1 million. In addition, as of December 31, 2025, we had accounts payable and accrued expenses and other current liabilities of $20.9 million, lease liability of $4.4 million, and indebtedness of $28.8 million.
The following table shows a summary of our cash flows for the year ended December 31, 2025 and the year ended December 31, 2024 (in thousands):

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(56,964)	$(42,142)
Net cash (used in) provided by investing activities	(311)	(3,385)
Net cash provided by financing activities	17,328	64,858
Effect of changes in exchange rate on cash and restricted cash	13	28
Net (decrease) increase in cash and restricted cash	$(39,934)	$19,359
Operating activities
Cash used in operating activities was $57.0 million for the year ended December 31, 2025, and primarily consisted of a net loss of $67.8 million adjusted for non-cash items including stock-based compensation of $7.7 million, depreciation and amortization of $2.4 million, non-cash lease expense of $1.3 million, non-cash expense from collaborative arrangements, net of $2.5 million, non-cash interest expense of $0.1 million, and a change in net working capital of $(0.5) million.
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
Investing activities
Cash used in investing activities was $0.3 million for the year ended December 31, 2025, and primarily consisted of payments of security deposits and purchases of property and equipment. Cash used in investing activities was $3.4 million for the year ended December 31, 2024, and primarily consisted of payments related to purchases of property and equipment.
Financing activities
Cash inflows from financing activities totaled $17.3 million for the year ended December 31, 2025, a notable decline from the $64.9 million recorded for the year ended December 31, 2024. The principal contributor to cash provided by financing activities in 2025 was the August 2025 Public Offering, which resulted in $19.9 million in gross proceeds, offset by equity issuance expenditures of $1.5 million. In comparison, the 2024 period saw its financing cash primarily generated from two sources: the July 2024 Public Offering, delivering $37.6 million in gross proceeds less $2.9 million in equity issuance costs, and a debt financing deal with Avenue, which contributed an additional $30.0 million in gross proceeds before deducting $0.8 million in related equity issuance expenses
Contractual Obligations
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

Lease Obligations
We have obligations under our operating leases, which include leased office, laboratory, and future manufacturing space, located in Malvern, Pennsylvania and other locations. As of December 31, 2025, we had future minimum operating lease base rent payment obligations of $5.7 million, with $1.2 million payable within 12 months of December 31, 2025. See Note 8 in the notes to the consolidated financial statements included elsewhere in this Annual Report for information regarding our obligations under lease obligations.
Indebtedness
We have outstanding debt related to the funds borrowed from EB-5 Life Sciences pursuant to the United States government's foreign national investor program, commonly known as the EB-5 Program. Pursuant to the Loan agreement, we have borrowed $1.5 million to date. We also entered into the Loan and Security Agreement with Avenue that is secured by a lien on all of our assets. Pursuant to the Loan and Security Agreement, we have borrowed $30.0 million to date. See Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report for information regarding our obligations under the EB-5 Loan agreement and the Loan and Security Agreement.
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
•the impact of geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or other acts of war; and
•the changes in tariffs and indirect trade restraints, including increased costs associated with global and retaliatory tariff polices.
As of December 31, 2025, we had cash of approximately $18.6 million. This amount will not meet our capital requirements over the next 12 months. We believe that our cash and cash equivalents will enable us to fund our operations into the fourth quarter of 2026. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.
We are subject to risks and uncertainties frequently encountered by companies in the biotech industry, and while we intend to continue research, development, and commercialization efforts for our product candidates, we will require significant additional funding. If we are unable to obtain additional funding in the future and/or our research, development, and commercialization efforts require higher than anticipated capital, there will be a negative impact on our financial viability. We will continue to explore options to fund our operations through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Such financing and funding may not be available at all, or on terms that are favorable to us. While management believes that we have a plan to fund operations, our plan may not be successfully implemented. If we cannot obtain the necessary funding, we will need to delay, scale back, or eliminate some or all of our research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected. Given this uncertainty, and despite the additional funding from the 2026 underwritten registered direct offering, we will need to raise significant additional capital in order to fund our operations until we recognize significant revenue from product sales. Our management continues to evaluate different strategies to obtain the funding required for our future operations. These strategies may include, but are not limited to: public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, particularly for the development of our novel inhaled mucosal vaccine platform, or funding from other third parties. Our ability to secure funding is subject to numerous risks and uncertainties, including, but not limited to the impact of the geopolitical turmoil, macroeconomic conditions, and the impact of inflation and as a result; or cease operations. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition, and results of operations could be materially adversely affected.
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
Stock-based compensation expense was $7.7 million and $7.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had $10.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

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
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the end of the period covered by this Annual Report, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report does not include an attestation report on internal control over financial reporting by our independent registered public accounting firm since we are a smaller reporting company under the rules of the SEC.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
Insider Trading Arrangements
During our three months ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 11.     Executive Compensation.
The information required by this Item (excluding the information under the heading "Pay Versus Performance") is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders or in an amendment on Form 10-K/A, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

3.11
Certificate of Correction to the Certificate Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 9, 2025 and incorporated herein by reference)

4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K as filed on February 28, 2022, and incorporated herein by reference)

4.2	Form of Common Stock Purchase Warrant (filed as Exhibit 4.8 to the Registrant's Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 11, 2025)

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

10.26
Loan and Security Agreement, effective as of September 12, 2016, by and between EB-5 Life Sciences, LP and Ocugen Opco, Inc. (filed as Exhibit 10.42 to the Registrant's Registration statement on Form S-4/A (SEC File No. 333-232147), as filed on July 23, 2019, and incorporated herein by reference)

10.27#	Third Amendment to the Exclusive License Agreement by and between Washington University and the Registrant, dated June 2, 2025.

10.28+
Amended and Restated Employment Agreement, dated as of January 1, 2020, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K as filed on January 3, 2020, and incorporated herein by reference)

10.29+
First Amendment to Amended and Restated Executive Employment Agreement, dated as of April 27, 2022, by and between the Registrant and Shankar Musunuri (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q as filed on May 6, 2022, and incorporated herein by reference)

10.30+	Amended and Restated Executive Employment Agreement, dated as of December 16, 2021, by and between the Registrant and Arun Upadhyay

10.31+	First Amendment to Amended and Restated Executive Employment Agreement, dated as of August 26, 2022, by and between the Registrant and Arun Upadhyay

10.32†
Agreement dated as of June 22, 2012 between the Registrant and Purpose Co., Ltd. f/k/a Takagi Sangyo Co. Ltd. and f/k/a Takagi Industrial Co., Ltd. (filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-199202), as filed on October 7, 2014, and incorporated herein by reference)

10.33†
First Amendment to License Agreement, dated May 9, 2016, between the Registrant and Purpose Co., Ltd., f/k/a Takagi Sangyo Co. Ltd. (filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 11, 2016, and incorporated herein by reference)

10.34+
Executive Employment Agreement, dated as of March 18, 2024, by and between the Registrant and Huma Qamar (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 14, 2024, and incorporated herein by reference)

10.35#
Loan and Security Agreement by and among the Registrant, Ocugen OpCo, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated November 6, 2024 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A as filed on February 7, 2025, and incorporated herein by reference)

10.36+	Form of Performance Restricted Stock Unit Award Agreement

10.37#
Supplement to Loan and Security Agreement by and among the Registrant, Ocugen OpCo, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated November 6, 2024 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A as filed on February 7, 2025, and incorporated herein by reference)

10.38#
Subscription Agreement by and among the Registrant, Ocugen OpCo, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P., dated November 6, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 7, 2025, and incorporated herein by reference)

10.39*	Executive Employment Agreement, dated as of September 9, 2024, by and between the Registrant and Ramesh Ramachandran

10.40#
Exclusive License Agreement by and between Ocugen, Inc. and Kwangdong Pharmaceutical Co. (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 5, 2025).

10.41
Form of Securities Purchase Agreement dated August 8, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 11, 2025)

10.42
Placement Agency Agreement dated August 8, 2025 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 11, 2025)

10.43
Employment Agreement, dated as of February 9, 2026, by and between Ocugen, Inc. and Rita Johnson-Greene, (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 9, 2026.

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K as filed on March 5, 2025, and incorporated herein by reference)

21.1	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm to the Registrant

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

97+	Compensation Recovery Policy (filed as Exhibit 97 to the Registrant’s Annual Report on Form 10-K as filed April 16, 2024, and incorporated herein by reference)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL with applicable taxonomy extension information contained in Exhibits 101
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

Ocugen, Inc.

Dated: March 4, 2026	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer & Co-Founder (Principal Executive Officer)

Dated: March 4, 2026	/s/ Ramesh Ramachandran
Ramesh Ramachandran, CPA, MBA, CMA Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shankar Musunuri	Chairman, Chief Executive Officer & Co-Founder	March 4, 2026
Shankar Musunuri	(Principal Executive Officer)

/s/ Ramesh Ramachandran	Chief Accounting Officer	March 4, 2026
Ramesh Ramachandran	(Principal Financial Officer and Principal Accounting Officer)

/s/ Junge Zhang	Director	March 4, 2026
Junge Zhang

/s/ Uday Kompella	Director	March 4, 2026
Uday Kompella

/s/ Kirsten Castillo	Director	March 4, 2026
Kirsten Castillo

/s/ Blaise Coleman	Director	March 4, 2026
Blaise Coleman

/s/ Satish Chandran	Director	March 4, 2026
Satish Chandran

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCUGEN, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ocugen, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocugen, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition - Collaborative Arrangement Revenue

As described in Notes 2 and 3 to the consolidated financial statements, the Company recorded collaborative arrangement revenue of $4.4 million for the year ended December 31, 2025. The Company recognizes collaborative arrangement revenue over time using an input method using ratio of costs incurred to date compared to total estimated costs required to satisfy the performance obligation. The Company recognizes as collaboration revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied over time, with progress toward completion measured based on actual costs incurred relative to total estimated costs to be incurred over the life of the arrangement.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 4, 2026
We have served as the Company's auditor since 2024.

OCUGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets
Cash	$18,571	$58,514
Prepaid expenses and other current assets	5,769	3,168
Total current assets	24,340	61,682
Property and equipment, net	14,392	16,554
Restricted cash	316	307
Other assets	4,468	3,899
Total assets	$43,516	$82,442
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,202	$4,243
Accrued expenses and other current liabilities	14,733	15,500
Operating lease obligations	858	519
Current portion of long term debt	1,250	1,326
Total current liabilities	23,043	21,588
Non-current liabilities
Operating lease obligations, less current portion	3,494	3,313
Long term debt, net	27,542	27,345
Other non-current liabilities	1,603	564
Total non-current liabilities	32,639	31,222
Total liabilities	55,682	52,810
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized at December 31, 2025 and 2024
Series B Convertible Preferred Stock; zero shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock; $0.01 par value; 390,000,000 shares authorized; 312,501,472 and 291,489,058 shares issued, and 312,379,972 and 291,367,558 shares outstanding at December 31, 2025 and 2024, respectively	3,125	2,915
Treasury stock, at cost, 121,500 shares at December 31, 2025 and 2024	(48)	(48)
Additional paid-in capital	392,763	366,938
Accumulated other comprehensive income	61	48
Accumulated deficit	(408,067)	(340,221)
Total stockholders' equity	(12,166)	29,632
Total liabilities and stockholders' equity	$43,516	$82,442
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024
Collaborative arrangement revenue	$4,413	$4,055
Total revenue	4,413	4,055
Operating expenses
Research and development	39,750	32,126
General and administrative	27,579	26,686
Total operating expenses	67,329	58,812
Loss from operations	(62,916)	(54,757)
Other (expense) income :
Interest income	922	1,251
Interest expense	(5,188)	(688)
Other (expense) income, net	(664)	140
Total other (expense) income	(4,930)	703
Net loss	$(67,846)	$(54,054)
Other comprehensive income
Foreign currency translation adjustment	13	28
Comprehensive loss	$(67,833)	$(54,026)

Net loss attributable to common shareholders— basic and diluted	(67,846)	(54,010)
Weighted shares used in calculating net loss per common share — basic and diluted	300,167,989	270,995,121
Net loss per share attributable to common shareholders — basic and diluted	$(0.23)	$(0.20)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(44)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	$—	$(0.80)
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	54,745	$1	256,688,304	$2,567	$(48)	$324,191	$20	$(286,167)	$40,564
Stock-based compensation expense	—	—	—	—	—	7,427	—	—	7,427
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	1,027,025	10	—	(80)	—	—	(70)
Issuance of common stock for capital raises, net	—	—	33,773,729	338	—	35,399	—	—	35,737
Series B Convertible Preferred Stock reacquisition	(54,745)	(1)	—	—	—	1	—	—	—
Other comprehensive income	—	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	—	(54,054)	(54,054)
Balance at December 31, 2024	—	$—	291,489,058	$2,915	$(48)	$366,938	$48	$(340,221)	$29,632
Stock-based compensation expense	—	—	—	—	—	7,707	—	—	7,707
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	—	—	1,012,414	10	—	(156)	—	—	(146)
Issuance of Common Stock for capital raises, net	—	—	20,000,000	200	—	18,274	—	—	18,474
Other comprehensive income	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	(67,846)	(67,846)
Balance at December 31, 2025	—	$—	312,501,472	$3,125	$(48)	$392,763	$61	$(408,067)	$(12,166)
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(67,846)	$(54,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,389	1,968
Amortization of Debt Issuance Costs	1,362	16
Non-cash interest expense	100	100
Non-cash lease expense	1,270	856
Non-cash expense (income) from collaborative arrangements, net	(2,462)	(2,157)
Stock-based compensation expense	7,707	7,427
Other	1,039	37
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,607)	361
Accounts payable and accrued expenses	3,311	4,137
Lease obligations	(1,227)	(833)
Net cash used in operating activities	(56,964)	(42,142)
Cash flows from investing activities
Purchases of property and equipment	(185)	(3,385)
Payment of security deposits	(126)	—
Net cash (used in) provided by investing activities	(311)	(3,385)
Cash flows from financing activities
Proceeds from issuance of common stock	19,854	38,556
Payment of equity issuance costs	(1,526)	(2,889)
Proceeds from issuance of debt	—	30,000
Payments of debt issuance costs	—	(809)
Payment of EB-5 loan	(1,000)	—
Net cash provided by financing activities	17,328	64,858
Effect of changes in exchange rate on cash and restricted cash	13	28
Net (decrease) increase in cash and restricted cash	(39,934)	19,359
Cash and restricted cash at beginning of period	58,821	39,462
Cash and restricted cash at end of period	$18,887	$58,821

OCUGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year ended December 31,
	2025	2024
Supplemental disclosure of non-cash investing and financing transactions:
Right-of-use assets related to operating leases	$1,308	$103
Series B Convertible Preferred Stock reacquisition	$—	$(1)
Issuance of common stock for Avenue Capital agreement	$—	$1,000
See accompanying notes to consolidated financial statements.

OCUGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business
Ocugen, Inc., together with its wholly owned subsidiaries ("Ocugen" or the "Company"), is a biotechnology company focused on discovering, developing, and commercializing novel gene and cell therapies, biologics and vaccines that improve health and offer hope for patients across the globe. The Company is headquartered in Malvern, Pennsylvania, and manages its business as one operating segment. Refer to Note 17 for additional information.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $67.8 million and $54.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $408.1 million and cash totaling $18.6 million. This amount will not be sufficient to fund the Company's operations over the next 12 months after the date that the consolidated financial statements are issued.
While the Company intends to continue its research, development, and commercialization efforts for its product candidates, it will require significant additional funding. If the Company is unable to obtain additional funding in the future and/or its research, development, and commercialization efforts require higher than anticipated capital, there will be a negative impact on the financial viability of the Company. The Company will continue to explore options to fund its operations through public and private placements of equity and/or debt, payments from potential strategic research and development arrangements, sales of assets, licensing and/or collaboration arrangements with pharmaceutical companies or other institutions, funding from the government, or funding from other third parties. Such financing and funding may not be available at all, or on terms that are favorable to the Company. While management believes that it has a plan to fund operations, its plan may not be successfully implemented. If the Company cannot obtain the necessary funding, it will need to delay, scale back, or eliminate some or all of its research and development programs and commercialization efforts; consider other various strategic alternatives, including a merger or sale; or cease operations.

In August 2025, the Company successfully completed a registered direct offering, generating $18.5 million in net proceeds from the sale of its common stock. In January 2026, the Company raised an additional $20.8 million in net proceeds through a underwritten registered direct offering of common shares. Although these capital infusions have strengthened the Company’s liquidity, management maintains that, according to the current operational strategies and forecasts, further funding will be necessary to fulfill obligations and continue operating for at least the next twelve months after the consolidated financial statements are issued.
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
Certain prior period amounts have been reclassified to conform to the current year presentation of our consolidated financial statements. These reclassifications had no effect on the reported results of operations and ending shareholders’ equity.

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
Segment Information
As of December 31, 2025, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker, the Company's Chief Executive Officer, makes decisions regarding resource allocation and assesses performance. As of December 31, 2025, substantially all of the Company's assets were located in the United States. Refer to Note 17 for additional information.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and United States government agency securities and treasuries. The Company recorded $0.9 million and $1.3 million as interest income for the years ended December 31, 2025 and 2024, respectively. The Company's restricted cash balance as of December 31, 2025 consisted of cash held to collateralize a corporate credit card account and a line of credit related to an operating lease in the event of a payment default.
The following table provides a reconciliation of cash and restricted cash from the consolidated balance sheets to the total amount shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2025	2024
Cash	$18,571	$58,514
Restricted cash	316	307
Total cash and restricted cash	$18,887	$58,821
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
Marketable Securities
The Company accounts for marketable securities in accordance with FASB ASC Topic 320, Investments — Debt and Equity Securities ("ASC 320"). The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Marketable securities with maturities of 90 days or less at the time of purchase are classified as cash equivalents on the consolidated balance sheets. Debt securities are classified as trading securities if the security is bought and held primarily to be sold in the near term. Debt securities are classified as held-to-maturity if management has both the positive intent and ability to hold until the maturity of the security. Debt securities not classified as trading securities or held-to-maturity securities are classified as available-for-sale securities. There were no marketable securities during the years ended December 31, 2025 and 2024.
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted this standard on a prospective basis and the adoption did not have a material impact on our consolidated financial position or results of operations. Refer to Note 14 for our updated income tax disclosure.
Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

The Company constrained the transaction price related to certain future co-development services, as it assessed that it is probable that the inclusion of such variable consideration could result in a significant reversal of cumulative revenue in future periods. Royalty revenue will be recorded as sales occur based on the agreed upon royalties. No such royalty revenue has been recorded to date. The variable consideration, which is based on continued successful development of our programs, is reevaluated at each reporting period and as changes in circumstances occur.

The services provided by CanSinoBIO are recorded as research and development expense as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as a contract liability within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $4.4 million and $4.1 million for the year ended December 31, 2025 and the year ended December 31, 2024, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the consolidated statements of operations and comprehensive loss as research and development expense and was approximately $2.0 million and $1.9 million for the year ended December 31, 2025 and the year ended December 31, 2024, respectively.

The contract liability was $5.9 million and $8.4 million as of December 31, 2025 and December 31, 2024, respectively. Revenue recognized for the year ended December 31, 2025, that was included in the contract liabilities balances as of January 1, 2025 was approximately $4.4 million. Revenue recognized for the year ended December 31, 2024, that was included in the contract liabilities balances as of January 1, 2024, was approximately $4.1 million.

License Agreement with Kwangdong Pharmaceutical, Ltd.

The Company entered into a license agreement (“Kwangdong License”) with Kwangdong Pharmaceutical, Ltd ("Kwangdong") for the development and commercialization of the Company's modifier gene therapy product candidate OCU400 in September 2025. Pursuant to the Kwangdong License, Kwangdong gains the exclusive rights to commercialize and develop OCU400 in South Korea (“Kwangdong Territory”). Kwangdong is responsible for commercialization and regulatory approval in the Kwangdong Territory. The Company retains exclusive right to manufacture for Kwangdong. The Company will also provide additional support services to Kwangdong throughout the term of the agreement to support commercialization. In accordance with the Kwangdong License, the Company received an initial $0.8 million (net of tax) non-refundable fee and is entitled to additional milestone-based fees upon FDA and regulatory approval in the Kwangdong Territory as well as manufacturing-based fees upon shipment. The Kwangdong License also includes an option (“Repurchase Option”) for the Company to purchase the license back from Kwangdong for three times the amount of fees paid to date plus expenses. That option expires upon regulatory approval in Kwangdong Territory.

Accounting Analysis and Revenue Recognition

At contract inception, the Company evaluated the goods and services promised in the Kwangdong Agreement, including the license, access to certain technology and know‑how, support services, and future product manufacturing. The Company concluded that these promises are not distinct in the context of the contract, as Kwangdong cannot derive benefit from the license without the Company’s manufacturing and related support.
Accordingly, the Company identified a single combined performance obligation, consisting of the manufacture and supply of OCU400, inclusive of the related license and support activities.

At contract inception, the transaction price consisted of the $0.8 million upfront payment. All other forms of consideration, including regulatory and development milestones, sales milestone payments, and royalties, represent variable consideration.

Because these payments are dependent on future regulatory approvals or sales in the territory — events that are outside the Company’s control and subject to significant uncertainty — the Company has fully constrained such amounts in accordance with ASC 606. The Company will include these amounts in the transaction price only when it becomes probable that a significant reversal of cumulative revenue will not occur.

The Company will recognize revenue related to the Kwangdong Agreement at a point in time, when control of the manufactured product is transferred to Kwangdong. The specific point at which control transfers will be determined based on terms in the future supply agreement (e.g., title passage, shipping terms, acceptance provisions).

No revenue was recognized under the Kwangdong Agreement during the year ended December 31, 2025, as the Company did not deliver any manufactured product and therefore did not satisfy any portion of the combined performance obligation.

As of December 31, 2025, the Company recorded the $0.8 million upfront payment as deferred revenue, presenting it within other non-current liabilities on the consolidated balance sheet. This amount will be recognized as revenue once the Company fulfills its overall performance obligation by delivering the manufactured products to Kwangdong.

NIAID Project NextGen Clinical trial support
In October 2023, OCU500 was selected by the National Institute of Allergy and Infectious Diseases ("NIAID") Project NextGen for inclusion in clinical trials. Project NextGen is a $5 billion multi-government agency initiative to develop the next generation of vaccines and therapeutics to combat the spread of COVID-19. NIAID, with funding from Project NextGen, will cover the full cost of the clinical trials, including operations and related analysis. Ocugen will be responsible for providing clinical trial materials and upon completion will have full right of reference to the findings, which Ocugen believes will provide clinical evidence to support the further development of the Company’s lead mucosal vaccine candidate. The NIAID intends to initiate a Phase 1 clinical trial in the second quarter of 2026.
Exclusive License Agreement with Washington University
In September 2022, the Company entered into the WU License Agreement with Washington University, pursuant to which the Company was granted an exclusive, sublicensable, royalty-bearing license to patent rights for a mucosal COVID-19 vaccine, as well as a license to certain tangible research property and technical information necessary to exploit the patent rights within the United States, Europe, and Japan. The Company paid Washington University an initial license issuance fee of $1.0 million, which was recognized as research and development expense in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2022. In January 2023, the Company amended the WU License Agreement to add the countries of South Korea, Australia, and China to the Mucosal Vaccine Territory, and in November 2023, the Company further amended the WU License Agreement to add Hong Kong to the Mucosal Vaccine Territory. In June 2025, the Company further amended the WU License Agreement to add Canada to the Mucosal Vaccine Territory. The Company is required to pay Washington University an annual license maintenance fee of $0.1 million, payments upon the achievement of certain development and commercial milestones in the aggregate amount of up to $37.0 million, and low single-digit percentage royalties on Net Sales of licensed products (as defined in the WU License Agreement).
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
SERI maintains control of patent preparation, filing, prosecution, and maintenance. The Company is responsible for SERI's out-of-pocket expenses related to the filing, prosecution, and maintenance of the licensed patent rights. In the event that SERI decides to discontinue the prosecution or maintenance of the licensed patent rights, the Company has the right, but not the obligation, to file for, or continue to prosecute, maintain, or enforce such licensed patent rights. The Company has assumed prosecution of certain licensed patent rights under the SERI Agreement. The Company has paid annual maintenance of $25 thousand and $75 thousand in December 31, 2025 and 2024, and $750 thousand in milestone payments for the year ended December 31, 2024.
Exclusive License Agreement with the University of Colorado

In March 2014, the Company entered into an exclusive license agreement with the University of Colorado ("CU"), which was amended in January 2017 and clarified by a letter of understanding in November 2017 (as so amended and clarified, the "CU Agreement"). The CU Agreement gives the Company an exclusive, worldwide, sublicensable license to patents for OCU200 to make, have made, use, import, offer to sell, sell, have sold, and practice the licensed products in all therapeutic applications. Under the CU Agreement, the Company must use commercially reasonable efforts to develop, manufacture, sublicense, market, and sell the licensed products, and has assumed primary responsibility for preparing, filing, and prosecuting broad patent claims for OCU200 for CU's benefit. Further, the Company assumed primary responsibility for all patent activities, including all costs associated with the perfection and maintenance of the patents for OCU200. The Company has paid $20 thousand related to annual maintenance for the year ended December 31, 2025 and 2024, respectively.
4.    Fair Value Measurements
The Company estimates the fair value of borrowings under the EB-5 Loan Agreement and the Avenue Capital Loan and Security Agreement (as defined in Note 10) using Level 2 inputs. The valuation technique applied is a discounted cash flow analysis. The discount rate utilized is derived from the Company’s Incremental Borrowing Rate Analysis, which incorporates observable market interest rates and credit spreads for instruments with similar terms and maturities. Management believes the estimated fair value does not differ materially from the carrying value of these borrowings. See Note 10 for additional information.
5.    Property and Equipment

The following table provides a summary of the major components of property and equipment as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
	2025	2024
Furniture and fixtures	$455	$433
Machinery and equipment	3,361	3,192
Leasehold improvements	16,089	16,089
Total property and equipment	19,905	19,714
Less: accumulated depreciation	(5,513)	(3,160)
Total property and equipment, net	$14,392	$16,554
Depreciation expense was $2.4 million and $1.9 million during the years ended December 31, 2025 and 2024, respectively.
6.    Prepaid Expenses and Other Current Assets

The following table provides a summary of the major components of prepaid expenses and other current assets as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
	2025	2024
Prepaid R&D	$4,575	$892
Prepaid Subscriptions	427	555
Prepaid Insurance	328	842
Other	439	879
Total prepaid expenses and other current assets	$5,769	$3,168

7.    Other Assets

The following table provides a summary of the major components of other assets as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
	2025	2024
Long-Term Operating Lease	$4,092	$3,613
Long-Term Deposits	$357	$231
Other	19	55
Total other assets	$4,468	$3,899

8.    Operating Leases
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
The components of lease expense were as follows (in thousands):

	Year ended December 31,
	2025	2024
Operating lease cost	$1,379	$893
Variable lease cost	480	355
Total lease cost	$1,859	$1,248
Supplemental balance sheet information related to leases was as follows (in thousands):

	As of December 31,
	2025	2024
Right-of-use assets, net	$4,092	$3,613

Current lease obligations	$858	$519
Non-current lease obligations	3,494	3,313
Total lease liabilities	$4,352	$3,832
Supplemental information related to leases was as follows:

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows	$1,168	$814
Weighted-average remaining lease terms (years)	5.1	5.9
Weighted-average discount rate	10.3%	9.4%
Future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
2026	$1,247
2027	1,184
2028	1,203
2029	973
2030	384
Thereafter	661
Total	$5,652
Less: present value adjustment	(1,300)
Present value of minimum lease payments	$4,352
9.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the consolidated balance sheets (in thousands):

	As of December 31,
	2025	2024
Research and development	$274	$160
Clinical	1,079	740
Professional fees	785	977
Employee-related	3,302	2,433
Deferred revenue relating to collaborative arrangements	5,907	8,368
Other	3,386	2,822
Total accrued expenses and other current liabilities	$14,733	$15,500
10.    Debt
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
In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, including accrued interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of December 31, 2025.
The carrying values of the borrowings pursuant to the Original Offering as of December 31, 2025 and 2024 are summarized below (in thousands):

	As of December 31,
	2025	2024
Principal outstanding	$1,500	$2,500
Plus: accrued interest	259	500
Less: unamortized debt issuance costs	(68)	(84)
Carrying value, net	1,691	2,916
Less: current portion of long term debt	—	(1,326)
Long term debt, net of current portion	$1,691	$1,590
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
The carrying values of the borrowings pursuant to the Loan and Security Agreement as of December 31, 2025 and 2024 are summarized below (in thousands):

	As of December 31,
	2025	2024
Principal outstanding	$30,000	$30,000
Less: unamortized debt issuance costs	(2,899)	(4,245)
Carrying value, net	$27,101	$25,755
Less: current portion of long term debt	$(1,250)	$—
Long term debt, net of current portion	$25,851	$25,755
The following table summarizes the scheduled debt maturities for the next five years and thereafter (in thousands):

For the years ending December 31,	Total Maturities
2026	1,250
2027	16,000
2028	13,750
2029 and thereafter	500
Total Debt	$31,500
11.    Equity
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

2025 Registered Direct Offering

In August 2025, the Company closed a registered direct offering (the "August 2025 Direct Offering") pursuant to a securities purchase agreement with an institutional investor, for the purchase and sale of 20.0 million shares of common stock and warrants to purchase up to an aggregate of 20.0 million shares of common stock at a purchase price of $1.00 per share and accompanying warrant. The warrants have an exercise price of $1.50 per share, are exercisable immediately upon issuance, and will expire two years following the date of issuance. The warrants are callable by the Company when the volume weighted average price of the Company’s common stock exceeds $2.50 per share for at least five days of a trailing 30 trading day period. The net proceeds to the Company from the offering were $18.5 million after deducting the placement agent fees and other offering expenses. As the warrants are exercisable for a fixed number of the Company’s shares, are indexed to the Company’s stock, and do not require cash or net settlement, the Company determined that the warrants qualify for equity classification.

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
12.    Warrants
Beginning in 2016, the Company issued warrants to purchase common stock. In August 2025, the Company issued additional warrants to purchase up to 20 million shares of common stock as disclosed in Note 11 above. As of December 31, 2025 and December 31, 2024, 20.6 million and 0.6 million warrants were outstanding, respectively. The outstanding warrants had a weighted‑average exercise price of $1.64 per share at December 31, 2025 and $6.23 per share at December 31, 2024, and are scheduled to expire between 2026 and 2027.
13.    Stock-Based Compensation
Stock-based compensation expense for stock options, RSUs, and PSUs is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31,
	2025	2024
General and administrative	$4,615	$5,269
Research and development	3,092	2,158
Total	$7,707	$7,427
As of December 31, 2025, the Company had $10.9 million of unrecognized stock-based compensation expense related to stock options, RSUs and PSUs outstanding, which is expected to be recognized over a weighted average period of 2.0 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board. As of December 31, 2025, the 2014 Plan and the 2019 Plan authorize for the granting of up to 0.8 million and 50.3 million equity awards in respect to the Company's common stock, respectively. The 2014 Plan and 2019 Plan have 0.6 million and 16.0 million equity awards remaining available for future grant, respectively, as of December 31, 2025. In addition to stock options, PSUs and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.

Stock Options to Purchase Common Stock
The assumptions utilized in the fair value calculations for stock options as of December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Weighted average expected option term (years)	6.0	5.9
Range of expected stock price volatility	107% – 113%	104% – 112%
Weighted average expected stock price volatility	110%	108%
Range of risk-free interest rate	3.6% – 4.4%	3.4% – 4.6%
Expected dividend rate	0%	0%
The following table summarizes the stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2024	16,197,148	$2.01	7.4	$1,128
Granted	10,311,273	0.96	0	6
Exercised	(297,702)	0.45	0	204
Forfeited	(1,261,400)	2.14	0	80
Expired	(387,569)	2.14	0	6
Options outstanding at December 31, 2025	24,561,750	$1.58	7.6	$7,505
Vested and expected to vest at December 31, 2025	24,561,750	$1.58	7.6	$7,505
Options exercisable at December 31, 2025	11,378,906	$2.28	6.07	$2,400
The weighted average grant date fair values of stock options granted during the years ended December 31, 2025 and 2024 were $0.81 and $0.80, respectively. During the years ended December 31, 2025 and 2024, the Company received $0.1 million and $0.2 million of cash proceeds from the exercises of stock options, respectively.
RSUs
The following table summarizes the RSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (In Thousands)
RSUs unvested at December 31, 2024	1,902,457	$1.49	$1,531
Granted	—	—	—
Vested	(1,021,866)	1.81	930
Forfeited	(28,939)	0.91	24
RSUs unvested at December 31, 2025	851,652	$1.13	$1,150
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
The following table summarizes the unvested PSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
PSUs unvested at December 31, 2024	872,352	$1.71
Granted	3,314,445	$1.58
Vested	—	$—
Forfeited	—	$—
PSUs unvested at December 31, 2025	4,186,797	$1.61
14.    Income Taxes

The Company's losses before income taxes and provision (benefit) for income taxes is as follows (in thousands):

	Year ended December 31,
	2025	2024
Loss before income taxes
Domestic	$(66,031)	$(53,638)
Foreign	(1,815)	(416)
Total	$(67,846)	$(54,054)
Provision (benefit) for income taxes	—	—
A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate after the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2025
	Amount	Percent

U.S. Federal Statutory Tax Rate	(14,248)	21.0%
State and Local Income Tax, Net of Federal (National) Income Tax Effect	—	—%
Foreign Tax Effects	381	(0.6)%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%
Effect of Cross-Border Tax Laws	—	—%
Tax Credits
Research & Development Tax Credits	(822)	1.2%
Orphan Drug Credits	(1,649)	2.4%
Changes in valuation allowances	14,355	(21.2)%
Nontaxable or Nondeductible Items
Stock-Based Compensation	1,685	(2.5)%
Others	345	(0.5)%
Changes in Unrecognized Tax Benefits	—	—%
Other Adjustments	(47)	0.2%
Total	—	—

A reconciliation of the federal statutory income tax rate to the Company's effective income tax rate prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2024
Expected provision at statutory rate	$(11,606)	21.0%
State income tax, net of federal benefit	$(3,265)	5.9%
Tax credits	$(2,055)	3.7%
Permanent Differences	$1,242	(2.2)%
Change in state tax rate	$1,346	(2.4)%
Expired Capital Loss	$7,298	(13.2)%
Other, net	$(163)	0.3%
Change in valuation allowance	$7,203	(13.0)%
Effective tax rate	$—	—%
The Company's deferred tax assets (liabilities) are comprised of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$89,858	$67,818
Start-up costs	9,699	9,699
Accruals and reserves	1,085	672
Intellectual property	3,582	4,074
Stock-based compensation	3,005	3,063
Capitalization of research and development expense	13,658	20,800
Deferred revenue	1,236	1,784
Tax credits	13,853	11,641
Lease liabilities	842	966
Total deferred tax assets	136,818	120,517
Valuation allowance	(136,045)	(119,616)
Deferred tax assets, net of valuation allowance	$773	$901

Deferred tax liabilities:
Lease right-of-use assets	(773)	(901)
Net deferred tax assets	$—	$—
The Company's valuation allowance increased during 2025 by approximately $16.4 million primarily due to current year net operating losses and Section 174 expenditure capitalization. The Company has evaluated both positive and negative evidence when assessing the realizability of its deferred tax assets. Management has considered the Company's history of cumulative net losses, estimated future taxable income as well as tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company had United States federal net operating loss ("NOL") carryforwards of $350.3 million and $263.9 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cut and Jobs Act generally allows federal losses generated after 2017 to be carried forward indefinitely, but also limits the NOL deduction to the lesser of the NOL carryover or 80% of a corporation's taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended ("IRC")). Additionally, there is no carryback for losses generated after 2017. Losses generated prior to 2018 are deductible using the lesser of a corporation's NOL carryover or 100% of a corporation's taxable income and have a 20 year carryforward period. The Company has federal NOLs generated after 2017 of $297.6 million, which do not expire. The federal NOLs generated prior to 2018 of $52.7 million will expire at various dates through 2037.
As of December 31, 2025 and 2024, the Company had United States state NOL carryforwards of $348.6 million and $262.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2045. As of December 31, 2025 and 2024, the Company had federal tax credit carryforwards of approximately $13.7 million and $11.5 million, respectively, which are available to offset future federal tax liabilities which expire at various dates through 2045. As of December 31, 2025 and 2024, the Company had state tax credit carryforwards of approximately $0.2 million and $0.2 million, respectively, which are available to reduce future tax liabilities and expire at various dates through 2034.
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
A full valuation allowance has also been recorded against the deferred tax assets related to the Company's NOL's and tax credits carryforwards and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2025	2024
Gross unrecognized tax benefits at beginning of year	$303	$303
Additions for tax positions taken in a prior year	—	—
Additions for tax positions taken in the current year	—	—
Reductions for tax positions taken in the prior year due to settlement	—	—
Reductions for tax positions taken in the prior year due to statutes lapsing	—	—
Gross unrecognized tax benefits at end of year	$303	$303
The uncertain tax positions giving rise to the unrecognized tax benefits of $0.3 million at December 31, 2025 and 2024 relate to the timing of certain income and deductions for federal income tax purposes taken by Histogenics prior to the Company's reverse merger with Histogenics. The reversal of unrecognized tax benefits would not have any impact on the effective tax rate in the future and is not expected to create cash liability.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In a normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company's tax years are still open from 2020 to present.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, introducing amendments to U.S. tax laws with various effective dates beginning in 2025 and extending through 2027. The Company considered the legislation's potential effects and concluded that the changes did not have a material effect on its financial statements, as the Company is currently in a loss position and maintain a full valuation allowance against its deferred tax assets.
15.    Net Loss per Share of Common Stock
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025 and 2024 (in thousands, except share and per share amounts): For purposes of earnings per share, the Series B Convertible Preferred shares have the same characteristics as common stock and have no liquidation or other material preferential rights over common stock and accordingly, have been considered as a second class of common stock in the computation of net loss per share regardless of their legal form. Losses are allocated between the common shares and the Series B Convertible Preferred Stock on a pro rata basis as they share equally in losses and residual net assets on an as-converted basis.

	Year ended December 31,
	2025	2024
Net loss attributable to common shareholders— basic and diluted	(67,846)	(54,010)
Weighted shares used in calculating net loss per common share — basic and diluted	300,167,989	270,995,121
Net loss per share attributable to common shareholders — basic and diluted	$(0.23)	$(0.20)

Net loss attributable to Series B Convertible Preferred shareholders — basic and diluted	—	(44)
Weighted shares used in calculating net loss per Series B Convertible Preferred Stock — basic and diluted	—	54,745
Net loss per share attributable to Series B Convertible Preferred shareholders — basic and diluted	$—	$(0.80)
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding, as their inclusion would have been antidilutive:

	Year ended December 31,
	2025	2024
Stock options to purchase common stock	24,561,750	16,197,148
RSUs	851,652	1,902,457
PSUs	4,186,797	872,352
Warrants	20,628,664	628,725
Total	50,228,863	19,600,682
16.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, commitments related to renovating an existing facility for GMP, and debt agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (see Note 3). Commitments under lease agreements are future minimum lease payments (see Note 8). Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement and the Loan and Security Agreement (see Note 10).
Contingencies

In April 2024, a securities class action lawsuit was filed against the Company and certain of its agents in the United States District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:24-cv-01500) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the Company's previously-issued audited consolidated financial statements for each fiscal year beginning January 1, 2020 and its previously-issued unaudited condensed consolidated financial statements for each of the first three quarters in such years and the effectiveness of the Company's disclosure controls and procedures during each such period. The complaint sought unspecified damages, interest, attorneys' fees, and other costs. In October 2024, the lead plaintiff filed an amended complaint, and in December 2024, the Company filed a motion to dismiss. In February 2025, the lead plaintiff filed an opposition to the motion to dismiss, and the Company filed a reply in support of the motion to dismiss in March 2025. In July 2025, the Company’s motion to dismiss, with prejudice, was granted. The lead plaintiff appealed to the United States Court of Appeals for the Third Circuit regarding the order that was entered in July 2025, which dismissed the action with prejudice. The lead plaintiff’s appellant's brief and joint appendix were filed in October 2025, the Company’s appellees’ brief was filed in December 2025, and the lead plaintiff’s reply brief was filed in January 2026.

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

In January 2025, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Delaware Court of Chancery ("Delaware Court) (Case No. 2025-0095-JTL) asserting similar facts and claims related to breaches of fiduciary duty, unjust enrichment and insider trading, and in March 2025, the Delaware Court approved the parties’ joint stipulation for an order staying the lawsuit pending resolution of a motion to dismiss in the related securities class action. In September 2025, the Delaware Court approved the parties’ joint stipulation to continue the stay during the pendency of the appeal filed in the related securities class action.

In October 2025, a securities class action lawsuit was filed against the Company in the Delaware Court (Case No. 2025-1214) that purported to state claims for breach of contract, declaratory judgment under 8 Del. C. § 225(b) and declaratory judgment under 10 Del. C. § 6501 based on allegations that the Company breached provisions of the Company’s charter and attempted to evade the voting threshold in the Company’s charter. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs among injunctive relief and other governance related actions and declarations. On February 12, 2026, the Company filed a petition (the “Petition”) in the Delaware Court pursuant to Section 205 of the Delaware General Corporation Law seeking validation of the Certificate of Amendment to the Company’s charter increasing the Company’s number of authorized shares of common stock, and all shares of the Company’s common stock issued in reliance on the effectiveness and validity thereof. Concurrently with the filing of the Petition, the Company filed a motion to expedite the hearing on the Petition, which was subsequently granted and the hearing has been set for May 6, 2026.

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

17.    Segment Reporting
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
The measure of segment assets is reported on the balance sheet as total assets.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year ended December 31,
	2025	2024
Collaborative arrangement revenue	$4,413	$4,055
Less:
OCU400	9,871	$6,846
OCU410 and OCU410ST	5,465	3,653
NeoCart	295	489
COVAXIN	(2)	25
Inhaled mucosal vaccine platform	417	2,464
OCU200	756	379
Unallocated costs:
Research and development personnel costs	16,786	12,992
Facilities and other support costs	3,581	2,984
Other (a)	2,581	2,294
Total research and development	39,750	32,126
General and administrative	27,579	26,686
Total operating expenses	67,329	58,812
Loss from operations	(62,916)	(54,757)
Other (expense) income:
Interest income	922	1,251
Interest expense	(5,188)	(688)
Other (expense) income, net	(664)	140
Total other (expense) income	(4,930)	703
Segment and consolidated net loss	$(67,846)	$(54,054)
(a) Other expenses include travel for research and development and a clinical and regulatory data repository system for each program.

18. Subsequent Events

2026 Underwritten Registered Direct Offering

In January 2026, we closed an underwritten registered direct offering of 15.0 million shares of our common stock at an offering price of $1.50 per share of common stock for gross proceeds of $22.5 million, before deducting commissions and other estimated offering expenses payable by us.

CEO Performance Share Unit Grant
On January 2, 2026, we granted 9.4 million PSUs to our Chief Executive Officer under our 2019 Plan. The PSUs are eligible to vest based on the achievement of pre-established performance criteria over a three-year period ending December 31, 2028. The performance metrics include certain regulatory milestones and achievement of a stock performance related milestones as determined by the Compensation Committee.