Form 10-Q
period 2026-03-31
Ocugen, Inc.
filed 2026-05-08
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number: 001-36751
___________________________________________________________
OCUGEN, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	04-3522315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11 Great Valley Parkway
Malvern, Pennsylvania 19355
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of April 30, 2026 there were 338,521,856 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 4, 2026 (the "2025 Annual Report") include, among other things, statements about:
•our estimates regarding expenses, future revenues, and capital requirements, as well as the timing, availability of, and the need for, additional financing to continue to advance our product candidates;
•our activities with respect to OCU400, OCU410 and OCU410ST, including our ability to continue our Phase 3 trial for OCU400 for the treatment of retinitis pigmentosa ("RP"), our ability to continue our Phase 2/3 pivotal confirmatory trial for OCU410ST for the treatment of Stargardt disease (“ST”), and our ability to complete pivotal trials;
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
•the performance of third parties upon which we depend, including contract development and manufacturing organizations ("CDMOs"), suppliers, manufacturers, group purchasing organizations, distributors, and logistics providers;
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
•the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, macroeconomic conditions, tariff policies, social unrest, political instability, terrorism, or acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers; and
•other matters discussed under the heading "Risk Factors" contained in this Quarterly Report on Form 10-Q in the 2025 Annual Report and in any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our 2025 Annual Report and in this Quarterly Report on Form 10-Q, particularly under the section titled "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
You should read this Quarterly Report on Form 10-Q and the documents we have filed or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not assume any obligation to update any forward-looking statements.
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
Solely for convenience, tradenames and trademarks referred to in this Quarterly Report on Form 10-Q appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owners will not assert their rights, to these tradenames or trademarks, as applicable. All tradenames, trademarks, and service marks included or incorporated by reference in this Quarterly Report on Form 10-Q are the property of their respective owners. The name NeoCart has not been evaluated or cleared by the United States Food and Drug Administration ("FDA").

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash	$31,855	$18,571
Prepaid expenses and other current assets	6,696	5,769
Total current assets	38,551	24,340
Property and equipment, net	13,830	14,392
Restricted cash	318	316
Other assets	4,206	4,468
Total assets	$56,905	$43,516
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,241	$6,202
Accrued expenses and other current liabilities	11,612	14,733
Operating lease obligations	850	858
Current portion of long-term debt	5,005	1,250
Total current liabilities	20,708	23,043
Non-current liabilities
Operating lease obligations, less current portion	3,252	3,494
Long term debt, net	24,189	27,542
Other non-current liabilities	2,951	1,603
Total non-current liabilities	30,392	32,639
Total liabilities	51,100	55,682
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025	—	—
Common stock; $0.01 par value; 390,000,000 shares authorized, 338,440,399 and 312,501,472 shares issued, and 338,318,899 and 312,379,972 shares outstanding at March 31, 2026 and December 31, 2025, respectively	3,384	3,125
Treasury stock, at cost, 121,500 shares at March 31, 2026 and December 31, 2025	(48)	(48)
Additional paid-in capital	429,549	392,763
Accumulated other comprehensive income	164	61
Accumulated deficit	(427,244)	(408,067)
Total stockholders' equity	5,805	(12,166)
Total liabilities and stockholders' equity	$56,905	$43,516
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2026	2025
Collaborative arrangement revenue	$1,533	$1,481
Total revenue	1,533	1,481
Operating expenses
Research and development	11,255	9,529
General and administrative	8,117	6,453
Total operating expenses	19,372	15,982
Loss from operations	(17,839)	(14,501)
Interest income	132	343
Interest expense	(1,320)	(1,257)
Other (expense) income, net	(150)	65
Total other (expense) income	(1,338)	(849)
Net loss	$(19,177)	$(15,350)
Other comprehensive income (loss)
Foreign currency translation adjustment	(103)	(8)
Comprehensive loss	$(19,280)	$(15,358)

Net loss attributable to common shareholders— basic and diluted	(19,177)	(15,350)
Weighted shares used in calculating net loss per common share — basic and diluted	327,543,855	291,996,562
Net loss per share attributable to common shareholders — basic and diluted	$(0.06)	$(0.05)
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	312,501,472	$3,125	$(48)	$392,763	$61	$(408,067)	$(12,166)
Stock-based compensation expense	—	—	—	2,061	—	—	2,061
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	938,927	9	—	79	—	—	88
Issuance of common stock for capital raises, net	15,000,000	150	—	20,571	—	—	20,721
Issuance of common stock upon exercise of warrants	10,000,000	100		14,075			14,175
Other comprehensive income	—	—	—	—	103	—	103
Net loss	—	—	—	—	—	(19,177)	(19,177)
Balance at March 31, 2026	338,440,399	$3,384	$(48)	$429,549	$164	$(427,244)	$5,805

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	291,489,058	$2,915	$(48)	$366,938	$48	$(340,221)	$29,632
Stock-based compensation expense	—	—	—	1,885	—	—	1,885
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	660,917	7	—	(252)	—	—	(245)
Other comprehensive income	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(15,350)	(15,350)
Balance at March 31, 2025	292,149,975	$2,922	$(48)	$368,571	$40	$(355,571)	$15,914
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(19,177)	$(15,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	590	595
Amortization of debt issuance cost	377	314
Non-cash interest expense	25	25
Non-cash lease expense	323	297
Non-cash expense from collaborative arrangements, net	(698)	(668)
Stock-based compensation expense	3,398	1,885
Other	10	10
Changes in assets and liabilities:
Prepaid expenses and other current assets	(927)	(3,002)
Accounts payable and accrued expenses	(5,398)	(3,268)
Lease obligations	(317)	(195)
Net cash used in operating activities	(21,794)	(19,357)
Cash flows from investing activities
Purchases of property and equipment	(6)	(16)
Payment of long term deposits	—	(86)
Net cash used in investing activities	(6)	(102)
Cash flows from financing activities
Proceeds from issuance of common stock	22,500	—
Proceeds from issuance of common stock upon exercise of warrants	15,000	—
Proceeds from exercise of equity awards, net	88	(245)
Payment of equity issuance costs	(1,779)	—
Payment of warrant issuance costs	(825)	—
Payment of EB-5 loan	—	(1,000)
Net cash provided by (used in) financing activities	34,984	(1,245)
Effect of changes in exchange rate on cash and restricted cash	102	(8)
Net increase (decrease) in cash and restricted cash	13,286	(20,712)
Cash and restricted cash at beginning of period	18,887	58,821
Cash and restricted cash at end of period	$32,173	$38,109

Supplemental disclosure of non-cash investing and financing transactions:
Right-of-use assets related to operating leases	$—	$428
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business

Ocugen, Inc., together with its wholly owned subsidiaries ("Ocugen" or the "Company"), is a biotechnology company, focused on discovering, developing, and commercializing novel gene therapies that improve health and offer hope for patients across the globe. The Company is headquartered in Malvern, Pennsylvania, and manages its business as one operating segment.
Going Concern
The Company has incurred recurring net losses since inception and has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $19.2 million and $15.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $427.2 million and cash totaling $31.9 million. This amount will not be sufficient to fund the Company's operations over the next 12 months after the date that the condensed consolidated financial statements are issued.
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
In January 2026, the Company raised an additional $20.7 million in net proceeds through a underwritten registered direct offering of common shares. In March 2026, investors partially exercised outstanding warrants, resulting in $14.2 million in net proceeds for the Company. Although these capital infusions have strengthened the Company’s liquidity, management maintains that, according to the current operational strategies and forecasts, further funding will be necessary to fulfill obligations and continue operating for at least the next twelve months after the condensed consolidated financial statements are issued.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2026 (the "2025 Annual Report"). The

condensed consolidated financial statements include the accounts of Ocugen and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to the current year presentation of our condensed consolidated financial statements. These reclassification had no effect on the reported results of operations and ending shareholders' equity.
The accounting policies of the Company, as applied in the condensed consolidated financial statements presented herein, are substantially the same as presented in the Company’s 2025 Form 10-K filed on March 4, 2026, except as may be indicated below.
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
Segment Information
As of March 31, 2026, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker, the Company's Chief Executive Officer, makes decisions regarding resource allocation and assesses performance. As of March 31, 2026, substantially all of the Company's assets were located in the United States. Refer to Note 15 for additional information.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.1 million and $0.3 million as interest income for the three months ended March 31, 2026 and 2025, respectively. The Company's restricted cash balance as of March 31, 2026 consisted of cash held to collateralize a corporate credit card account and a line of credit related to an operating lease in the event of a payment default.
The following table provides a reconciliation of cash and restricted cash from the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	Three months ended March 31,
	2026	2025
Cash	$31,855	$37,800
Restricted cash	318	$309
Total cash and restricted cash	$32,173	$38,109
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
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). The Company has issued stock-based compensation awards including stock options, restricted stock units ("RSUs"), both performance-condition based and market-condition based restricted stock units ("PSUs"), and also accounts for certain issuances of preferred stock and warrants in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options, RSUs, and PSUs, to be recognized in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs, and the performance-condition based PSUs, the fair value of the RSU or PSU is determined by the market price of a share of the Company's common stock on the grant date. For market-based PSUs, the Company estimates grant-date fair value using a Monte Carlo simulation model. The Company recognizes forfeitures as they occur.

Expense related to stock-based compensation awards granted with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Stock-based compensation awards generally vest over a one-to-three year requisite service period. Stock options have a contractual term of 10 years. Expense for stock-based compensation awards with performance-based vesting conditions is only recognized when the performance-based vesting condition is deemed probable to occur. Expense for stock-based compensation awards with market-based and service-based vesting conditions is recognized ratably over the grantee's requisite service period. Compensation cost is not adjusted based on the actual achievement of the market-based performance goals. Expense for stock-based compensation awards with performance condition based and service-based vesting conditions is recognized ratably over the grantee's requisite service period when it is considered probable that the performance condition will be satisfied. Expense related to stock-based compensation awards are recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise, PSU and RSU vesting are newly issued common shares.
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
Expected Volatility. The expected volatility is based on historical volatilities of the Company and similar entities within the Company's industry for periods commensurate with the assumed expected term.
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

Recently Adopted Accounting Standards

ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company adopted this standard effective January 1, 2026 on a prospective basis. As the Company does not have any convertible debt instruments within the scope of this guidance, the adoption of ASU 2024-04 was not applicable and did not have an impact on its consolidated financial statements or results of operations.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance for estimating expected credit losses on accounts receivable and contract assets, requiring entities to apply a current expected credit loss model. This guidance will be effective for annual periods beginning after December 15, 2025 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company adopted this standard effective January 1, 2026 on a prospective basis. As the Company does not have any accounts receivable or contract assets within the scope of this guidance, the adoption of ASU 2025-05 was not applicable and did not have an impact on its consolidated financial statements or results of operations.
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

The services provided by CanSinoBIO are recorded as research and development expense as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as a contract liability within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $1.5 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the condensed consolidated statements of operations and comprehensive loss as research and development expense and was approximately $0.8 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

The contract liability was $5.2 million and $7.7 million as of March 31, 2026 and 2025, respectively. Revenue recognized for the three months ended March 31, 2026, that was included in the contract liabilities balances as of January 1, 2026 was approximately $1.5 million. Revenue recognized for the three months ended March 31, 2025, that was included in the contract liabilities balances as of January 1, 2025, was approximately $1.5 million.

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

No revenue was recognized under the Kwangdong Agreement during the quarter ended March 31, 2026, as the Company did not deliver any manufactured product and therefore did not satisfy any portion of the combined performance obligation.

On the consolidated balance sheet, the Company classified the $0.8 million upfront payment as deferred revenue under other non-current liabilities as of March 31, 2026 and December 31, 2025. This amount will be recognized as revenue once the Company fulfills its overall performance obligation by delivering the manufactured products to Kwangdong.

4.    Fair Value Measurements
The Company estimates the fair value of borrowings under the EB-5 Loan Agreement and the Avenue Capital Loan and Security Agreement (as defined in Note 9) using Level 2 inputs. The valuation technique applied is a discounted cash flow analysis. The discount rate utilized is derived from the Company's Incremental Borrowing Rate Analysis, which incorporates observable market interest rates and credit spreads for instruments with similar terms and maturities. Management believes the estimated fair value does not differ materially from the carrying value of these borrowings. See Note 9 for additional information.
5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Furniture and fixtures	$455	$455
Machinery and equipment	3,374	3,361
Leasehold improvements	16,096	16,089
Total property and equipment	19,925	19,905
Less: accumulated depreciation	(6,095)	(5,513)
Total property and equipment, net	$13,830	$14,392
Depreciation expense was $0.6 million and $0.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
6.    Prepaid Expenses and Other Current Assets
The following table provides a summary of the major components of prepaid expenses and other current assets as reflected on the consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Prepaid R&D	$4,575	$4,575
Prepaid Subscriptions	856	427
Prepaid Insurance	509	328
Other	756	439
Total prepaid expenses and other current assets	$6,696	$5,769
7.    Operating Leases
The Company has commitments under operating leases for office, laboratory, and space to be used for manufacturing in Malvern, Pennsylvania and other locations. The Company's corporate headquarters lease has an initial term of approximately seven years and includes options to extend the lease for up to 10 years, which the Company has not elected to account for since it is not reasonably certain that the Company will exercise such option. The Company's current GMP facility lease has an initial term of seven years and includes an option to extend the lease for up to five years, which the Company has elected to account for since it is reasonably certain that the Company will exercise such option. The Company leases three other general use facilities, within the United States, which have initial terms of two to three years and contain no option to extend. The Company has leases in Canada and India which have initial terms of four to five years and contain no option to extend.

The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2026	$1,118
2027	1,172
2028	1,191
2029	961
2030	381
2031	326
Thereafter	334
Total	$5,483
Less: present value adjustment	(1,381)
Present value of minimum lease payments	$4,102
8.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the condensed consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Research and development	$346	$274
Clinical	1,114	1,079
Professional fees	787	785
Employee-related	1,308	3,302
Deferred revenue relating to collaborative arrangements	5,209	5,907
Other	2,848	3,386
Total accrued expenses and other current liabilities	$11,612	$14,733
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

In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, including accrued interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of March 31, 2026. The Company repaid principal of $1 million during the quarter ended March 31, 2025.
The carrying values of the borrowings pursuant to the Original Offering as of March 31, 2026 and December 31, 2025 are summarized below (in thousands):

	March 31, 2026	December 31, 2025
Principal outstanding	$1,500	$1,500
Plus: accrued interest	285	259
Less: unamortized debt issuance costs	(64)	(68)
Carrying value, net	1,721	1,691
Less: current portion of long-term debt	(5)	—
Long term debt, net of current portion	$1,716	$1,691
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
The carrying values of the borrowings pursuant to the Loan and Security Agreement as of March 31, 2026 and December 31, 2025 are summarized below (in thousands):

	March 31, 2026	December 31, 2025
Principal outstanding	$30,000	$30,000
Less: unamortized debt issuance costs	(2,526)	(2,899)
Carrying value, net	$27,474	$27,101
Less: current portion of long term debt	$(5,000)	$(1,250)
Long term debt, net of current portion	$22,474	$25,851
For the quarter ended March 31, 2026, the Company recognized interest expense of approximately $1.3 million including $0.4 million of debt issuance cost. For the quarter ended March 31, 2025 the Company recognized interest expense of approximately $1.2 million including $0.3 million of debt issuance cost.

On May 7, 2026, the Company used approximately $32.7 million of the net proceeds from its offering of senior convertible notes to fully repay the Company's obligations under the Loan and Security Agreement, including payment of the related prepayment fee and expenses, and terminated the Loan and Security Agreement and all related loan documents. See Note 16—Subsequent Events for additional information.

The following table summarizes the scheduled debt maturities for the next five years and thereafter (in thousands):

For the years ending December 31,	Total Maturities
2026	$1,250
2027	16,000
2028	13,750
2029	500
2030 and thereafter	—
Total Debt	$31,500

10.    Equity

2025 Registered Direct Offering

In August 2025, the Company closed a registered direct offering pursuant to a securities purchase agreement with an institutional investor, for the purchase and sale of 20 million shares of common stock and warrants to purchase up to an aggregate of 20 million shares of common stock at a purchase price of $1.00 per share and accompanying warrants. The warrants have an exercise price of $1.5 per share, are exercisable immediately upon issuance, and will expire two years following the date of issuance. The warrants are callable by the Company when the volume weighted average price of the Company’s common stock exceeds $2.50 per share for at least five days of a trailing 30 trading day period. The net proceeds to the Company from the offering were $18.5 million after deducting the placement agent fees and other offering expenses. As the warrants are exercisable for a fixed number of the Company’s shares, are indexed to the Company’s stock, and do not require cash or net settlement, the Company determined that the warrants qualify for equity classification.

Warrant Exercises

In March 2026, the holder exercised warrants to purchase 10 million shares of common stock for aggregate gross proceeds of $15.0 million. The warrants were exercised at an exercise price of $1.50 per share. The aggregate net proceeds received of $14.2 million were recorded as an increase to common stock and additional paid-in capital.

2026 Underwritten Registered Direct Offering

In January 2026, the Company completed an underwritten registered direct offering of 15.0 million shares of common stock at an offering price of $1.50 per share of common stock, resulting in gross proceeds of $22.5 million. The Company received net proceeds of approximately $20.7 million, after deducting commissions and other offering expenses.

11.    Warrants
Beginning in 2016, the Company issued warrants to purchase common stock. In August 2025, the Company issued additional warrants to purchase up to 20 million shares of common stock as disclosed in Note 10 above. Pursuant to securities purchase agreement with an institutional investor, on March 12, 2026, the holder purchased 10 million shares of common stock upon the partial exercise of its warrants for the gross proceeds of $15.0 million.
As of March 31, 2026 and December 31, 2025, 10.6 million and 20.6 million warrants were vested and outstanding, respectively. The outstanding warrants had a weighted‑average exercise price of $1.78 per share at March 31, 2026 and $1.64 per share at December 31, 2025, and are scheduled to expire between 2026 and 2027.

12.    Stock-Based Compensation
Stock-based compensation expense for stock options, RSUs and PSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2026	2025
General and administrative	$2,269	$1,099
Research and development	1,129	786
Total	$3,398	$1,885
As of March 31, 2026, the Company had $10.9 million of unrecognized stock-based compensation expense related to stock options, RSUs and PSUs outstanding, which is expected to be recognized over a weighted-average period of 2 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of March 31, 2026, the 2019 Plan authorized the granting of up to 62.8 million equity awards in respect to the Company's common stock, respectively. The 2019 Plan had 9.1 million equity awards remaining available for future grants as of March 31, 2026. In addition to stock options, PSUs and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2025	24,561,750	$1.58	7.60	$7,505
Granted	8,050,410	1.44	—
Exercised	(422,848)	0.97	—	340
Forfeited	(332,760)	1.27	—	427
Options outstanding at March 31, 2026	31,856,552	$1.55	7.94	$18,120
Vested and expected to vest at March 31, 2026	31,856,552	$1.55	7.94	$18,120
Options exercisable at March 31, 2026	14,657,897	$1.97	6.35	$7,522
The weighted average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 were $1.20 and $0.75, respectively. The total fair value of stock options vested during the three months ended March 31, 2026 and 2025 were $2.9 million and $4.0 million, respectively.

RSUs
The following table summarizes RSU activity:

	Number of Shares	Weighted Average Fair Value
RSUs unvested at December 31, 2025	851,652	$1.13
Granted	2,818,135	$1.39
Vested	(743,991)	$1.23
Forfeited	(10,350)	$1.19
RSUs unvested at March 31, 2026	2,915,446	$1.36
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
In the fourth quarter of 2025, the Compensation Committee of the Company's Board of Directors conducted a review, with its compensation consultant, of total equity ownership of the Company’s Chief Executive Officer, Dr. Shankar Musunuri, as compared to founder chief executive officers in the Company’s peer group. On December 12, 2025, upon recommendation of the Compensation Committee, the Board approved an award of 9,369,604 Performance Restricted Stock Units (the “2026 PSUs”) to Dr. Musunuri, in addition to Dr. Musunuri’s regular annual equity award, which were granted on January 2, 2026.

The 2026 PSUs are subject to a three year performance period ending December 31, 2028 (the “Performance Period”) and will vest upon the Compensation Committee’s determination of the Company’s achievement of certain performance milestones as follows: (i) two-thirds of the 2026 PSUs will vest upon certain regulatory milestones and (ii) one-third of the 2026 PSUs will vest upon the achievement of a market capitalization related milestone, in each case during the Performance Period. The performance milestones may be achieved (and the 2026 PSUs earned) at any time during the Performance Period, and the 2026 PSUs will vest and be settled in shares of the Company’s Common Stock at such time as the Compensation Committee certifies that an applicable performance milestone has been achieved, subject to Dr. Musunuri’s continued service with the Company through the applicable achievement date. Any 2026 PSUs for which a performance milestone has not been achieved by the end of the Performance Period will be cancelled and forfeited. Upon any termination of service, any portion of the 2026 PSUs that is unvested and unearned as of the termination date will be forfeited. For the portion of the 2026 PSUs with regulatory milestone-based vesting conditions, the fair value of the RSU or PSU is determined by the market price of a share of the Company's common stock on the grant date. For the portion of the 2026 PSUs with a market capitalization-based vesting condition, the Company estimates grant-date fair value using a Monte Carlo simulation model.

Letter Agreement Regarding Equity Awards

On January 20, 2026, the Company entered into a Letter Agreement Regarding Equity Awards (the “Agreement”) with its Chief Executive Officer, Shankar Musunuri, that amends certain administrative and settlement terms applicable to previously granted equity awards under the Company’s 2019 Equity Incentive Plan (the “Plan”).

The Agreement applies to specified portions of the following outstanding equity awards (collectively, the “Covered Awards”):

•2026 Stock Options: Options granted on January 2, 2026 to purchase 3,123,201 shares, of which 2,000,000 options are subject to the Agreement.

•2026 Performance-Based Restricted Stock Units (“2026 PSUs”): A target award granted on January 2, 2026 of 9,369,604 PSUs, of which 6,000,000 PSUs are subject to the Agreement. The 2026 PSUs vest upon the achievement of specified performance and market conditions.

•2025 Performance-Based Restricted Stock Units (“2025 PSUs”): A target award granted on January 2, 2025 of 1,388,889 PSUs, of which 1,000,000 PSUs are subject to the Agreement. The 2025 PSUs vest based on the Company’s relative stock performance compared to a peer index over a three-year performance period.

Under the Agreement, vesting of the Covered Awards continues in accordance with the original award agreements and the Plan. In addition, vested Covered Awards are not subject to forfeiture solely as a result of the authorized share shortfall. With respect to the Covered Options, exercisability of the 2,000,000 options subject to the Agreement is suspended until an authorized share increase becomes effective. The contractual expiration date and post-termination exercise provisions are otherwise unchanged; however, if the suspension of exercisability continues beyond 90 days after the original expiration date, the option term is automatically extended for the length of the suspension to preserve the option’s original economic life. For Covered PSUs that vest, settlement in shares is deferred until an authorized share increase becomes effective. If the authorized share increase is not effective by March 15 of the calendar year following the year of vesting, the Company must either deliver shares from alternative sources or settle the vested PSUs in cash, at the CEO’s election, based on fair market value as of the vesting date.

The Company evaluated the Agreement under ASC 718-20-35-2A to assess whether modification accounting was required for each category of Covered Awards.

Options — The Company concluded that the Agreement modified the original grant by introducing a performance condition related to the increase in authorized shares which is necessary for the options to become exercisable. Since the share increase is outside the control of the Company and cannot be considered probable, the Agreement was determined to be a probable to improbable, or Type II, modification. In this case, ASC 718 requires expense measurement and recognition to continue under the original terms of the option grant. Accordingly, the Company continued to recognize the expense associated with the options in normal course during the first quarter of 2026.

2026 PSUs — Based on the expected order in which the 2026 PSU tranches will vest, the Company determined that the Agreement's settlement restrictions apply to the performance-condition tranches, which were not probable of vesting at either the grant date or the Agreement date. The market-condition tranche is not subject to the Agreement’s restrictions. Because the tranches subject to the Agreement were not probable of vesting both immediately before and after the Agreement, the Company has not recognized compensation cost for those PSUs.

2025 PSUs — The Agreement introduced a contingent cash settlement feature, which resulted in a change in the classification of the 2025 PSUs. The Company concluded that the contingent cash settlement feature requires liability classification because it cannot be considered probable that the authorized share limitation will be resolved prior to the date on which cash settlement would be available to the CEO. Accordingly, the 1,000,000 2025 PSUs subject to the Agreement were classified as other non-current liability. The Company applied modification accounting and additional compensation cost was recognized to reflect the fair value of the liability in excess of compensation cost previously recognized. The Company remeasured the fair value of the 2025 PSUs subject to the Agreement as of the modification date and as of March 31, 2026.

During the three months ended March 31, 2026, the Company recognized $0.9 million of incremental stock-based compensation expense related to the modification of the 2025 PSUs. As of March 31, 2026, $1.3 million was recorded in Other non-current liability related to the modified PSU awards.

The following table summarizes PSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
PSUs outstanding at December 31, 2025	4,186,797	$1.61
Granted	9,369,604	0.23
Vested	—	—
Forfeited	(324,210)	1.49
PSUs outstanding at March 31, 2026	13,232,191	$0.64

13.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Net loss	$(19,177)	$(15,350)
Net loss attributable to common shareholders — basic and diluted	$(19,177)	$(15,350)
Weighted shares used in calculating net loss per common share — basic and diluted	327,543,855	291,996,562
Net loss per share attributable to common shareholders — basic and diluted	$(0.06)	$(0.05)
The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	Three months ended March 31,
	2026	2025
Stock options to purchase common stock	31,856,552	22,643,905
RSUs	2,915,446	948,862
PSUs	13,232,291	4,186,797
Warrants	10,628,664	628,664
Total	58,632,953	28,408,228
14.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, commitments related to renovating an existing facility for GMP, and debt agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (see Note 3). Commitments under lease agreements are future minimum lease payments (see Note 7). Commitments under debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement and the Loan and Security Agreement (see Note 9).
Contingencies

In April 2024, a securities class action lawsuit was filed against the Company and certain of its agents in the United States District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:24-cv-01500) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the Company's previously-issued audited consolidated financial statements for each fiscal year beginning January 1, 2020 and its previously-issued unaudited condensed consolidated financial statements for each of the first three quarters in such years and the effectiveness of the Company's disclosure controls and procedures during each such period. The complaint sought unspecified damages, interest, attorneys' fees, and other costs. In October 2024, the lead plaintiff filed an amended complaint, and in December 2024, the Company filed a motion to dismiss. In February 2025, the lead plaintiff filed an opposition to the motion to dismiss, and the Company filed a reply in support of the motion to dismiss in March 2025. In July 2025, the Company’s motion to dismiss, with prejudice, was granted. The lead plaintiff appealed to the United States Court of Appeals for the Third Circuit ("Third Circuit") regarding the order that was entered in July 2025, which dismissed the action with prejudice. The lead plaintiff’s appellant's brief and joint appendix were filed in October 2025, the Company’s appellees’ brief was filed in December 2025, and the lead plaintiff’s reply brief was filed in January 2026. The Third Circuit has tentatively scheduled oral argument to be held on June 11, 2026.

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

In January 2025, a stockholder derivative lawsuit was filed on behalf of the Company against certain of its agents and the nominal defendant Ocugen in the Delaware Court of Chancery ("Delaware Court") (Case No. 2025-0095-JTL) asserting similar facts and claims related to breaches of fiduciary duty, unjust enrichment and insider trading, and in March 2025, the Delaware Court approved the parties’ joint stipulation for an order staying the lawsuit pending resolution of a motion to dismiss in the related securities class action. In September 2025, the Delaware Court approved the parties’ joint stipulation to continue the stay during the pendency of the appeal filed in the related securities class action.

In October 2025, a securities class action lawsuit was filed against the Company in the Delaware Court (Case No. 2025-1214) that purported to state claims for breach of contract, declaratory judgment under 8 Del. C. § 225(b) and declaratory judgment under 10 Del. C. § 6501 based on allegations that the Company breached provisions of the Company’s charter and attempted to evade the voting threshold in the Company’s charter. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs among injunctive relief and other governance related actions and declarations. On February 12, 2026, the Company filed a petition (the “Petition”) in the Delaware Court pursuant to Section 205 of the Delaware General Corporation Law seeking validation of the Certificate of Amendment to the Company’s charter increasing the Company’s number of authorized shares of common stock, and all shares of the Company’s common stock issued in reliance on the effectiveness and validity thereof. Concurrently with the filing of the Petition, the Company filed a motion to expedite the hearing on the Petition, which was held on May 6, 2026. At the hearing, the Delaware Court validated the Certificate of Amendment and declared it effective and declared valid all shares of the Company's common stock issued after the effectiveness of the Certificate of Amendment on July 11, 2024. Although the Company believes that the Delaware Court's Order in the hearing effectively makes the class action complaint moot, the class action complaint has not been withdrawn as of the date of issuance of these financial statements.

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
The measure of segment assets is reported on the balance sheet as total assets.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended March 31,
	2026	2025
Collaborative arrangement revenue	$1,533	$1,481
Less:
OCU400	1,299	1,835
OCU410 and OCU410ST	2,625	1,190
NeoCart	12	(3)
COVAXIN	7	5
Inhaled mucosal vaccine platform	30	197
OCU200	198	249
Unallocated costs:
Research and development personnel costs	5,509	4,020
Facilities and other support costs	833	966
Other	742	1,070
Total research and development	11,255	9,529
General and administrative	8,117	6,453
Total operating expenses	19,372	15,982
Loss from operations	(17,839)	(14,501)
Other income (expense):
Interest income	132	343
Interest expense	(1,320)	(1,257)
Other (expense) income, net	(150)	65
Total other (expense) income	(1,338)	(849)
Segment and consolidated net loss	(19,177)	(15,350)

16    Subsequent Events
Convertible Senior Notes Offering

On May 7, 2026, the Company completed a private offering of $115.0 million aggregate principal amount of 6.75% Convertible Senior Notes due 2034, resulting in net proceeds of approximately $99.5 million after discounts, commissions, and estimated offering expenses. The notes are general unsecured obligations of the Company. The Company used $32.7 million of the net proceeds to fully repay the outstanding obligations under the Loan and Security Agreement, including accrued interest, prepayment fee, and related expenses and terminated the Loan and Security Agreement. The Company expects to use the remaining net proceeds for general corporate purposes.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2025, included in our 2025 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the "Risk Factors" section included in our 2025 Annual Report and the "Risk Factors" and "Disclosure Regarding Forward-Looking Statements" sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

We expect to begin a rolling BLA submission in the third quarter of 2026 and plan to complete the BLA submission by the second quarter of 2027. We announced OCU400 Phase 3 liMeliGhT enrollment completion (N=140 subjects), reflecting strong interest from investigators and patients.

Topline Phase 3 data is expected in the first quarter of 2027, advancing OCU400 towards potential approval in the fourth quarter of 2027 as a treatment option for early- to late-stage RP.
OCU410ST- We initiated dosing in GARDian3 pivotal confirmatory trial for OCU410ST in July 2025. The OCU410ST Phase 2/3 pivotal confirmatory trial represents our second late-stage clinical program. We plan to submit a BLA for OCU410ST by mid-2027 in alignment with our strategic goal of filing three BLAs by 2028. In November 2024, the EMA granted orphan medicinal product designation ("OMPD") for OCU410ST for the treatment of ABCA4-associated retinopathies (>1200 mutations) including ST, RP 19, and CORD3. In May 2025, we announced that the FDA granted Rare Pediatric Disease Designation ("RPDD") for OCU410ST for the treatment of ABCA4-associated retinopathies including ST, retinitis pigmentosa 19 ("RP19"), and cone-rod dystrophy 3 ("CORD3"). In June 2025, we announced that the FDA has cleared the Investigational New Drug ("IND") amendment to initiate a Phase 2/3 pivotal confirmatory trial of OCU410ST, a modifier gene therapy candidate being developed for all ST

(ABCA4-associated retinopathies). In August 2025, we announced that the Committee for Medicinal Products for Human Use ("CHMP") of the EMA reviewed the study design, endpoints and planned statistical analysis of the ongoing pivotal confirmatory OCU410ST Phase 2/3 GARDian3 clinical trial for ST and provided acceptability of a single U.S.-based trial for submission of a Marketing Authorization Application ("MAA").

In January 2026, we announced publication of Phase 1 GARDian1 Trial results for OCU410ST. The study supports favorable safety and tolerability and clinically meaningful functional and structural benefits in patients with ABCA4-associated retinopathies including Stargardt disease.

The OCU410ST Phase 1 clinical trial demonstrated that atrophic lesions grew slower by 54% at 12 months for evaluable treated subjects when compared to untreated fellow eyes. In the secondary endpoint- Best Corrected Visual Acuity (BCVA), treated-eyes showed an improvement with 1-line (6 ETDRS Letter) gain in the visual acuity when compared to untreated fellow eyes. Additionally, 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eyes in visual function. In evaluable subjects (N=6) the rate of ellipsoid zone (EZ) loss was 116% slower in OCU410ST-treated eyes compared to untreated fellow eyes at 12 months, demonstrating preservation or stabilization in photoreceptor integrity. The untreated eyes showed expected decline in atrophy. In April 2026, we announced early completion of dosing in the Phase 2/3 pivotal confirmatory trial (N=63 subjects). GARDian 3 trial enrollment and dosing completed successfully in less than 9 months. We plan to submit the BLA for OCU410ST by mid-2027.

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

In March 2026 we announced positive 12-month topline data from the Phase 2 ArMaDa clinical trial. Key findings from Phase 2 include:
•31% reduction in lesion growth in the optimal dose (medium) group compared to control (p< 0.05)
•27% slower rate of ellipsoid zone (EZ) loss compared to control, indicating structural preservation of photoreceptors, which correlates with visual function
•55% of treated patients demonstrated ≥30% lesion size reduction vs. control
•Subgroup analysis (subjects with baseline GA lesions ≥5 mm2 and ≤17.5 mm2) demonstrates 33% reduction in lesion growth compared to control in medium dose OCU410 with similar reductions in the high dose group
The Phase 2 clinical trial builds directly on the clean safety profile observed in Phase 1 with no OCU410-related serious adverse events observed and no cases of endophthalmitis, retinal detachment, vasculitis, choroidal neovascularization, or ischemic optic neuropathy reported to date.

We expect to meet with FDA/EMA to align on the Phase 3 study design and initiate the Phase 3 study by the third quarter of 2026.

•Other Programs —

Novel Biologic Therapy for Retinal Diseases — OCU200 is a novel recombinant fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. OCU200 Phase 1 clinical trial enrollment was completed in the first quarter of 2026.

Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine. We have completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. The National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health ("NIH"), intends to initiate a Phase 1 clinical trial for OCU500 in the second quarter of 2026.

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

In February 2025, we announced that alignment has been reached with the FDA to move forward with a Phase 2/3 pivotal confirmatory clinical trial for OCU410ST which can be the basis of a BLA submission. The GARDian Phase 2/3 clinical trial randomized 63 subjects. The primary endpoint in the clinical trial is change in atrophic lesion size. Secondary endpoints include visual acuity as measured by best corrected visual acuity and LLVA compared to untreated controls. One-year data will be utilized for the BLA filing. The Phase 2/3 pivotal confirmatory trial has adaptive design with sample size re-estimation. OCU410ST is intended for early to advanced cases of ST. The masked interim analysis for the OCU410ST Phase 2/3 GARDian3 trial in Stargardt disease is on track as planned for mid-2026 for 24 subjects (16 treated, 8 controls) who have completed 8 months in the trial.

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

The OCU410ST Phase 1 clinical trial demonstrated that atrophic lesions grew slower by 54% at 12 months for evaluable treated subjects when compared to untreated fellow eyes. In the secondary endpoint, Best Corrected Visual Acuity (BCVA), treated eyes showed an improvement with 1-line (6 ETDRS Letter) gain in the visual acuity when compared to untreated fellow eyes. Additionally, 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eyes in visual function. In evaluable subjects (N=6) ellipsoid zone (EZ) loss rate was 116% slower in OCU410ST-treated eyes compared to untreated fellow eyes at 12 months, demonstrating preservation or stabilization in photoreceptor integrity. The untreated eyes showed expected decline in atrophy. In April 2026, the Company announced early completion of dosing in phase 2/3 pivotal confirmatory trial (N=63 subjects). GARDian 3 trial enrollment and dosing completed successfully in less than 9 months. We plan to submit the BLA for OCU410ST by mid-2027.

Novel Biologic Therapy for Retinal Diseases

OCU200 is a novel recombinant fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 possesses unique features which potentially enable it to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors,which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. OCU200 Phase 1 clinical trial enrollment was completed in the first quarter of 2026.
Inhaled Mucosal Vaccine Platform
We are party to the WU License Agreement with Washington University, pursuant to which we licensed the rights to develop, manufacture, and commercialize a mucosal COVID-19 vaccine for the prevention of COVID-19 in the Mucosal Vaccine Territory. In addition, we internally developed technology related to the flu and COVID-19's vaccine design and filed intellectual property. We are developing a next-generation, inhalation-based mucosal vaccine platform based on a novel ChAd vector, which includes OCU500, a COVID-19 vaccine. NIAID intends to initiate a Phase 1 clinical trial for OCU500 in the second quarter of 2026.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
Collaborative arrangement revenue	$1,533	$1,481	$52
Total Revenue	1,533	1,481	52
Operating expenses
Research and development	11,255	9,529	1,726
General and administrative	8,117	6,453	1,664
Total operating expenses	19,372	15,982	3,390
Loss from operations	(17,839)	(14,501)	(3,338)
Other income (expense):			—
Interest income	$132	343	(211)
Interest expense	(1,320)	(1,257)	(63)
Other (expense) income, net	(150)	65	(215)
Total other (expense) income	(1,338)	(849)	(489)
Net loss	$(19,177)	$(15,350)	$(3,827)
We believe the following table provides more transparency as to the type of research and development expenses incurred. The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
OCU400	$1,299	$1,835	$(536)
OCU410 and OCU410ST	2,625	1,190	1,435
NeoCart	12	(3)	15
COVAXIN	7	5	2
Inhaled mucosal vaccine platform	30	197	(167)
OCU200	198	249	(51)
Unallocated costs:
Research and development personnel costs	5,509	4,020	1,489
Facilities and other support costs	833	966	(133)
Other	742	1,070	(328)
Total research and development	$11,255	$9,529	$1,726
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.

Research and development expense
Research and development expense increased by $1.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to $1.5 million in employee-related expenses due to an increase in the number of employees and $1.4 million related to OCU410/410ST clinical activities for confirmatory Phase 2/3 clinical trial. This is offset by decrease in $(0.5) million related to OCU400, which is due to reduced manufacturing service fee, and a decrease in ($0.4) million related to consulting expense as compared to the quarter ended March 31, 2025.
General and administrative expense
General and administrative expense increased by $1.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to the increase in the number of employees and related personnel costs.
Interest income
Interest income decreased by $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a lower average cash balance for the quarter ending March 31, 2026.
Interest expense
Interest expense, net increased by $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to an increase in interest expense related to the Loan and Security Agreement which was entered in November 2024.
Liquidity and Capital Resources
As of March 31, 2026, we had $31.9 million in cash and cash equivalents. We have not generated revenue from our product candidates to date, and have primarily funded our operations through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. Since our inception and through March 31, 2026, we have raised an aggregate of $427.8 million to fund our operations, of which $383.1 million was from gross proceeds from the sale of our common stock and warrants, $10.3 million was from the issuance of convertible notes, $33.4 million was from the issuance of debt, $0.8 million was from the royalty agreement and $0.2 million was from grant proceeds.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $19.2 million and $15.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $427.2 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $14.9 million and indebtedness of $29.2 million.
The following table provides a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(21,794)	$(19,357)
Net cash used in investing activities	(6)	(102)
Net cash provided by (used in) financing activities	34,984	(1,245)
Effect of changes in exchange rate on cash and restricted cash	102	(8)
Net increase (decrease) in cash and restricted cash	$13,286	$(20,712)

On May 7, 2026, we completed our previously announced private offering of $115.0 million aggregate principal amount of 6.75% Convertible Senior Notes due 2034 (the “notes”). The notes are general unsecured obligations and bear interest at a rate of 6.75% per year, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The notes mature on May 15, 2034, unless earlier repurchased, redeemed or converted. We used a portion of the proceeds to fully repay our obligations under the Loan and Security Agreement that the Company is party to with Avenue

Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund, L.P. as lenders and Avenue Capital Management II, L.P. as administrative agent and collateral agent (the “Avenue Loan Agreement”), including payment of the related prepayment fee and expenses, and terminate the Avenue Loan Agreement and all related loan documents. See Note 16—Subsequent Events in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details regarding the issuance of the notes.
Operating activities
Cash used in operating activities was $21.8 million for the three months ended March 31, 2026, and primarily consisted of a net loss of $19.2 million adjusted for non-cash items including stock-based compensation of $3.4 million, depreciation and amortization of $1.0 million, non-cash lease expense of $0.3 million, other non-cash items of $(0.7) million, and a change in net working capital of $6.6 million.
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
Investing activities
Cash used by investing activities was immaterial for the three months ended March 31, 2026, and primarily consisted of payments related to the purchases of property and equipment. Cash used by investing activities was $0.1 million for the three months ended March 31, 2025, and primarily consisted of payments related to the purchases of property and equipment.
Financing activities
Cash provided by financing activities was $35.0 million for the three months ended March 31, 2026 compared to cash used in financing activities of $1.2 million for the three months ended March 31, 2025. In January 2026, the Company completed an underwritten registered direct offering of 15.0 million shares of common stock at an offering price of $1.50 per share of common stock, resulting in gross proceeds of $22.5 million. The Company received net proceeds of approximately $20.7 million, after deducting commissions and other offering expenses. During the three months ended March 31, 2026, the holder exercised warrants to purchase 10 million shares of common stock for aggregate net proceeds of approximately $14.2 million. The warrants were exercised at an exercise price of $1.50 per share.

During the three months ended March 31, 2025, cash used by financing activities was $1.2 million primarily consisted of a payment related to the EB-5 Loan Agreement.
Contractual Obligations
We have commitments under certain licensing and development agreements, lease obligations, debt agreements, and consulting agreements. There have been no material changes to our contractual obligations as reported in our 2025 Annual Report.
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
As of March 31, 2026, we had cash and cash equivalents of approximately $31.9 million. This amount will not meet our capital requirements over the next 12 months. Due to the inherent uncertainty involved in making estimates and the risks associated with the research, development, and commercialization of biotechnology products, this estimate may be based on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us.
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
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2025 Annual Report.

Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of legal proceedings, see Note 14 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors.
Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2025 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.

Our indebtedness could adversely affect our liquidity, financial condition and our ability to fulfill our obligations and operate our business.

As of March 31, 2026, our total outstanding indebtedness was approximately $28.8 million of indebtedness, all of which was secured, and approximately $0.3 million of finance obligations secured in part by restricted cash. On May 7, 2026, we completed a financing transaction involving the issuance of $115.0 million in aggregate principle amount of convertible senior notes, and we used a portion of the proceeds to fully repay our obligations under the Avenue Loan Agreement, including payment of the related prepayment fee and expenses, and terminate the Avenue Loan Agreement and all related loan documents. However, we continue to have significant indebtedness and debt service obligations, and we may incur additional indebtedness in the future.

Our indebtedness could have negative consequences on our future operations, including:

●    we may have difficulty satisfying our obligations with respect to our outstanding debt;

●    we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions, or other purposes;

●    our vulnerability to general economic downturns and adverse industry conditions could increase;

●    our flexibility in planning for, or reacting to, changes in our business and in our industry in general could be limited; and

●    our debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors, who may have less debt.

Our ability to generate cash to repay our indebtedness is subject to the performance of our business, as well as general economic, financial, competitive, and other factors that are beyond our control. If future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results and financial condition may be adversely affected. In particular, if we are unable to access the capital markets on acceptable terms, reduce cash burn, improve margins and cash flows, or otherwise raise or generate sufficient liquidity, we may be unable to fund operations, make required capital investments, or satisfy our debt obligations when due.

We have a limited number of authorized shares of common stock available for issuance and will need to seek stockholder approval to amend our certificate of incorporation, as amended, to either effect a reverse stock split or increase the number of authorized shares of common stock.

Immediately following the closing of the offering of our senior convertible notes due 2034, we will not have a sufficient number of authorized and unissued shares to permit conversion of the notes into shares of our common stock. We will seek stockholder approval of an amendment to our certificate of incorporation, as amended, to either (i) increase the number of authorized shares of our common stock that results in a number of authorized and unissued shares of our common stock at least sufficient to cover the maximum number of conversion shares or (ii) effect a reverse stock split, which would have the effect of reducing the number of issued shares and thereby increase the authorized shares of common stock available for issuance to permit the conversion in full of the notes into shares of our common stock. If we do not receive that stockholder approval and reserve a sufficient number of authorized but unissued shares, we will be required to settle all conversions in cash, which could cause a significant cash outflow that would materially impact our liquidity and ability to fund operations.

We may not have the ability to raise the funds necessary to settle conversions of our senior convertible notes in cash or to repurchase the notes upon a fundamental change, repurchase the notes upon exercise of a holder put right, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

Holders of our senior convertible notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. Additionally, on May 15, 2032, holders of the senior convertible notes will have the right to require us to repurchase for cash all or any portion of their notes at 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest to, but excluding the specified repurchase date. In addition, upon conversion of the senior convertible notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments as part of the conversion consideration in respect of the notes being converted. Further, upon conversion of a senior convertible note, unless a holder converts that note after the close of business on a record date for an interest payment but on or prior to the corresponding interest payment date, we will be required to deliver to such converting holder a cash payment representing accrued and unpaid interest in respect of such note to, but excluding, the conversion date. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted. This risk will be exacerbated if we do not receive stockholder approval to amend our certificate of incorporation to effect a reverse stock split or to increase or authorized shares of common stock.

In addition, our ability to repurchase notes or to pay cash upon conversions of notes may be limited by law, regulatory authority or agreements governing our existing and future indebtedness. Our failure to repurchase the notes at a time when the repurchase is required by the respective indenture or to pay cash upon conversions of notes as required by the respective indenture would constitute a default under the indenture for that series of convertible notes and could also lead to a default under the indenture for the other series of convertible notes. A default under the indenture governing the notes or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or to pay cash upon conversions of notes.

The accounting method for the convertible debt securities that may be settled in cash, such as our senior convertible notes, could have a material effect on our reported financial results.

In August 2020, the Financial Accounting Standards Board published Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which amends the accounting standards for convertible debt instruments that may be settled entirely or partially in cash upon conversion. Under ASU 2020-06, embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Accounting Standards Certification 815: Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as a derivative. In addition, ASU 2020-06 eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible debt instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires application of the “if-converted” method for calculating diluted earnings per share.

We will be permitted to settle conversions of our senior convertible notes in cash, shares of our common stock, or a combination thereof; therefore, the “if-converted” method for calculating diluted earnings per share will be required with respect to the notes. Under that method, diluted earnings per share would generally be calculated assuming that all of the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the “if-converted” method may reduce our reported diluted earnings per share.

These accounting standards have impacted and may in the future require us to reflect the senior convertible notes in a manner that adversely affects our reported diluted earnings per share, which could adversely affect our reported or future financial results and the trading price of our common stock.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
During the period covered by this Quarterly Report on Form 10-Q, there were no sales by us of unregistered securities or purchases of equity securities by us that were not previously reported by us in a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.

(a)

None.

(b)

None.
(c)
During the three months ended March 31, 2026, none of our directors or "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits.
The exhibits listed below are filed or furnished in this Quarterly Report on Form 10-Q:

Exhibit	Description

4.1
Indenture, dated as of May 7, 2026, between Ocugen, Inc. and U.S. Bank Trust Company, National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2026 and incorporated herein by reference).

4.2	Form of 6.75% Convertible Senior Notes due 2034 (filed as Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on May 7, 2026 and incorporated herein by reference).

10.1#
Amended and Restated Employment Agreement by and between Ocugen, Inc. and Treerita Johnson-Greene, effective as of February 9, 2026 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 9, 2026 and incorporated herein by reference).

10.2#*	Letter Agreement Regarding Equity Awards, dated as of January 20, 2026, between Ocugen, Inc. and Shankar Musunuri.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL
_______________________
*    Filed herewith.
**    Furnished herewith.
#     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: May 7, 2026	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer)

Dated: May 7, 2026	/s/ Treerita Johnson-Greene
Treerita Johnson-Greene, MBA Chief Financial Officer (Principal Financial Officer)