Form 10-Q
period 2026-06-30
Ocugen, Inc.
filed 2026-08-06
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of July 31, 2026 there were 339,110,401 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
Unless the context otherwise requires, references to the "Company," "we," "our," or "us" in this report refer to Ocugen, Inc. and its subsidiaries, and references to "OpCo" refer to Ocugen OpCo, Inc., the Company's wholly owned subsidiary.
(1)

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
The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 4, 2026 (the "2025 Annual Report") and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 8, 2026 (the "First Quarter 10-Q") include, among other things, statements about:
•our estimates and expectations regarding cash, cash equivalents and expense levels, future revenues, capital requirements, as well as timing, availability of, and the need for, additional financing to continue to advance our product candidates, including our expected use of proceeds from our public and private offerings, and liquidity sources;
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
•the performance of third parties, upon which we depend, including contract development and manufacturing organizations ("CDMOs"), suppliers, manufacturers, group purchasing organizations, distributors, and logistics providers;
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
(2)

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
•the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, macroeconomic conditions, tariff policies, social unrest, political instability, terrorism, or acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers; and
•other matters discussed under the heading "Risk Factors" contained in the First Quarter 10-Q, the 2025 Annual Report and any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, our 2025 Annual Report and in our First Quarter 10-Q, particularly under the section titled "Risk Factors," in our 2025 Annual Report and in our First Quarter 10-Q, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
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
(3)

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$100,051	$18,571
Prepaid expenses and other current assets	6,670	5,769
Total current assets	106,721	24,340
Property and equipment, net	13,347	14,392
Restricted cash	320	316
Other assets	3,818	4,468
Total assets	$124,206	43,516
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,140	$6,202
Accrued expenses and other current liabilities	11,014	14,733
Operating lease obligations	839	858
Convertible notes	82,359	—
Derivative liability	33,708	—
Current portion of long term debt	20	1,250
Total current liabilities	133,080	23,043
Non-current liabilities
Operating lease obligations, less current portion	3,039	3,494
Long term debt, net	1,729	27,542
Other non-current liabilities	2,914	1,603
Total non-current liabilities	7,682	32,639
Total liabilities	140,762	55,682
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; zero shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock; $0.01 par value; 390,000,000 shares authorized, 339,166,393 and 312,501,472 shares issued, and 339,044,893 and 312,379,972 shares outstanding at June 30, 2026 and December 31, 2025, respectively	3,390	3,125
Treasury stock, at cost, 121,500 shares at June 30, 2026 and December 31, 2025	(48)	(48)
Additional paid-in capital	432,010	392,763
Accumulated other comprehensive income	213	61
Accumulated deficit	(452,121)	(408,067)
Total stockholders' equity	(16,556)	(12,166)
Total liabilities and stockholders' equity	$124,206	$43,516
See accompanying notes to condensed consolidated financial statements.
(4)

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Collaborative arrangement revenue	$1,488	$1,373	$3,022	$2,854
Total revenue	1,488	1,373	3,022	2,854
Operating expenses
Research and development	10,690	8,402	21,945	17,932
General and administrative	7,242	6,766	15,359	13,218
Total operating expenses	17,932	15,168	37,304	31,150
Loss from operations	(16,444)	(13,795)	(34,282)	(28,296)
Interest income	395	227	526	571
Interest expense	(4,476)	(1,285)	(5,796)	(2,543)
Loss on extinguishment of debt	(2,383)	—	(2,383)	—
Change in fair value of derivative liability	(1,891)	—	(1,891)	—
Other (expense) income, net	(78)	114	(228)	179
Total other (expense) income	$(8,433)	$(944)	$(9,772)	$(1,793)
Net loss	$(24,877)	$(14,739)	$(44,054)	$(30,089)
Other comprehensive income (loss)
Foreign currency translation adjustment	49	(28)	152	(36)
Comprehensive loss	$(24,828)	$(14,767)	$(43,902)	$(30,125)

Net loss attributable to common shareholders — basic and diluted	(24,877)	(14,739)	(44,054)	(30,089)
Weighted shares used in calculating net loss per common share — basic and diluted	338,679,856	292,067,192	333,142,618	292,032,072
Net loss per share attributable to common shareholders — basic and diluted	$(0.07)	$(0.05)	$(0.13)	$(0.10)

See accompanying notes to condensed consolidated financial statements.
(5)

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	312,501,472	$3,125	$(48)	$392,763	$61	$(408,067)	$(12,166)
Stock-based compensation expense	—	—	—	2,061	—	—	2,061
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	938,927	9	—	79	—	—	88
Issuance of common stock for capital raises, net	15,000,000	150	—	20,571	—	—	20,721
Issuance of common stock upon exercise of warrants	10,000,000	100	—	14,075	—	—	14,175
Other comprehensive income (loss)	—	—	—	—	103	—	103
Net loss	—	—	—	—	—	(19,177)	(19,177)
Balance at March 31, 2026	338,440,399	$3,384	$(48)	$429,549	$164	$(427,244)	$5,805
Stock-based compensation expense	—	—	—	1,880	—	—	1,880
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	725,994	6	—	581	—	—	587
Other comprehensive income (loss)	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	(24,877)	(24,877)
Balance at June 30, 2026	339,166,393	$3,390	$(48)	$432,010	$213	$(452,121)	$(16,556)

(6)

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	291,489,058	$2,915	$(48)	$366,938	$48	$(340,221)	$29,632
Stock-based compensation expense	—	—	—	1,885	—	—	1,885
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	660,917	7	—	(252)	—	—	(245)
Other comprehensive income (loss)	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(15,350)	(15,350)
Balance at March 31, 2025	292,149,975	$2,922	$(48)	$368,571	$40	$(355,571)	$15,914
Stock-based compensation expense	—	—	—	1,844	—	—	1,844
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	163,586	2	—	59	—	—	61
Other comprehensive income (loss)	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	(14,739)	(14,739)
Balance at June 30, 2025	292,313,561	$2,924	$(48)	$370,474	$12	$(370,310)	$3,052
See accompanying notes to condensed consolidated financial statements.
(7)

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(44,054)	$(30,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,176	1,836
Amortization of debt issuance cost	642	—
Amortization of note issuance costs	1,651	—
Non-cash interest expense	50	50
Non-cash lease expense	645	620
Non-cash income from collaborative arrangements, net	(1,737)	(1,766)
Stock-based compensation expense	5,231	3,730
Change in fair value of derivative liability	1,891	—
Loss on extinguishment of debt	2,383	—
Other	21	20
Changes in assets and liabilities:
Prepaid expenses and other current assets	(900)	(2,708)
Accounts payable and accrued expenses	(356)	(1,184)
Lease obligations	(635)	(596)
Net cash used in operating activities	(33,992)	(30,087)
Cash flows from investing activities
Purchases of property and equipment	(27)	(59)
Payment of security deposits	—	(131)
Net cash used in investing activities	(27)	(190)
Cash flows from financing activities
Proceeds from issuance of common stock, net	23,175	(184)
Proceeds from issuance of common stock upon exercise of warrants	15,000	—
Payment of equity issuance costs	(1,779)	—
Payment of warrant issuance costs	(825)	—
Payment of long term debt	(32,745)	(1,000)
Proceeds from issuance of convertible notes, net of discount	117,000	—
Payment of convertible note issuance costs	(4,474)	—
Net cash provided by (used in) financing activities	115,352	(1,184)
Effect of changes in exchange rate on cash and restricted cash	151	(36)
Net increase (decrease) in cash, cash equivalents and restricted cash	81,484	(31,497)
Cash, cash equivalents and restricted cash at beginning of period	18,887	58,821
Cash, cash equivalents and restricted cash at end of period	$100,371	$27,325
Supplemental disclosure of non-cash investing and financing transactions:
Purchases of property and equipment	$—	$19
Right-of-use asset related to operating leases	$—	$1,353
See accompanying notes to condensed consolidated financial statements.
(8)

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
Going Concern

The Company has incurred recurring operating losses, generated negative cash flows from operations, and expects to continue to incur significant expenditures to support the research, development, and potential commercialization of its product candidates. The Company has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $24.9 million and $14.7 million for the three months ended June 30, 2026 and 2025, respectively. The Company incurred net losses of approximately $44.1 million and $30.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $452.1 million and cash and cash equivalents totaling $100.1 million.

In January 2026, the Company raised approximately $20.7 million in net proceeds through an underwritten registered direct offering of shares of common stock. In March 2026, investors partially exercised outstanding warrants, resulting in $14.2 million in net proceeds. In May 2026, the Company completed a private offering of $130.0 million aggregate principal amount of 6.75% Convertible Senior Notes due 2034 (“Convertible Notes”), generating net proceeds of approximately $112.5 million after discounts, commissions, and offering expenses. The Company used approximately $32.7 million of the net proceeds from this offering, to fully repay and terminate its Loan and Security Agreement (the “Avenue Capital Loan”) with the remaining proceeds available for general corporate purposes (See Notes 9 and 10).

Management believes these financing transactions strengthened the Company’s financial position and, based on the Company’s current cash, cash equivalents, and anticipated operating plans, provide the Company with increased flexibility to fund its operations and strategic priorities. However, management’s going concern assessment requires consideration of all known and reasonably knowable conditions and events through one year from the issuance date of these condensed consolidated financial statements, including the Company’s recurring operating losses, expected negative cash flows from operations, future clinical and commercialization expenditures, and obligations and uncertainties related to the Company’s financing arrangements, including conversion terms of the Convertible Notes.

After evaluating these conditions and management’s plans, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Management continues to evaluate and pursue plans to mitigate these conditions, which may include raising additional capital, managing the timing and scope of operating expenditures, pursuing strategic partnerships or licensing arrangements, and/or other financing or corporate transactions. There can be no assurance that such plans will be successfully implemented, that additional financing will be available on acceptable terms, or at all, or that the Company will be able to execute its strategic plans within the required timeframe. If the Company is unable to obtain additional funding or otherwise successfully execute its plans when needed, it may be required to delay, reduce, or eliminate certain research and development programs and commercialization activities, consider various strategic alternatives, including a merger or sale, or cease its operations.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and under the rules and regulations of the United States Securities and Exchange Commission ("the SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations, and cash flows. The condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2026 (the "2025 Annual Report"). The
(9)

condensed consolidated financial statements include the accounts of Ocugen and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accounting policies of the Company, as applied in the condensed consolidated financial statements presented herein, are substantially the same as presented in the Company’s 2025 Form 10-K filed on March 4, 2026, except as may be indicated below.

Use of Estimates
In preparing the condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include those used in the accounting for research and development contracts, including clinical trial accruals, determination of the collaborative arrangements' transaction price, calculating the progress towards the satisfaction of the performance obligations under the collaborative arrangements, determining the fair value of our derivative liability and determining the value of the non-cash consideration received under collaborative arrangements.
Segment Information
As of June 30, 2026, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker, the Company's Chief Executive Officer, makes decisions regarding resource allocation and assesses performance. As of June 30, 2026, substantially all of the Company's assets were located in the United States. Refer to Note 16 for additional information.
Cash and Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to Interest income in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.4 million and $0.5 million as interest income for the three and six months ended June 30, 2026, respectively. The Company recorded $0.2 million and $0.6 million as interest income for the three and six months ended June 30, 2025, respectively. The Company's restricted cash balance as of June 30, 2026 consisted of cash held to collateralize a corporate credit card account and a line of credit related to an operating lease in the event of a payment default.
The following table provides a reconciliation of cash and restricted cash from the condensed consolidated balance sheets to the total amount shown in the condensed consolidated statements of cash flows (in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$100,051	$27,013
Restricted cash	320	312
Total cash and restricted cash	$100,371	$27,325
Fair Value Measurements
Management believes that the carrying value of certain financial instruments, including cash, accounts payable, and accrued expenses, approximates their fair value due to the short-term nature of these instruments. The Company records its derivative liability at fair value (see Note 4).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and restricted cash. The Company's cash and restricted cash are held in accounts at financial institutions that may exceed federally
(10)

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
The Company currently leases real estate classified as operating leases. Operating right of use assets are included in other assets and operating lease obligations are included in current and non-current liabilities in the Company's consolidated balance sheets. At lease commencement, the Company records a lease liability based on the present value of the lease payments over the expected lease term including any options to extend the lease that the Company is reasonably certain to exercise and records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. Lease expense is recognized on a straight-line basis over the lease term and recognized as research and development expense or general and administrative expense based on the underlying nature of the expense. FASB ASC Topic 842, Leases ("ASC 842") requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. The implicit interest rates were not readily determinable in the Company's current operating leases. As such, the incremental borrowing rates were used based on the information available at the commencement dates in determining the present value of lease payments.
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
(11)

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
Collaborative Arrangements and Revenue Recognition

The Company analyzes its collaborative arrangements to assess whether they are within the scope of FASB ASC Topic 808, Collaborative Arrangements ("ASC 808") to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards. This assessment is performed throughout the life of the arrangements based on changes to the arrangements. For collaborative arrangements within the scope of ASC 808 the Company may analogize to FASB ASC Topic 606, Revenue from contracts with Customers ("ASC 606") for certain elements.

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

(12)

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

Recently Adopted Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ('ASU") 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company adopted this standard effective January 1, 2026 on a prospective basis. The guidance is applicable to qualifying transactions occurring after the adoption date; accordingly, the Company applied the provisions of ASU 2024-04 to the Convertible Notes issued in May 2026. Refer to Note 9 for additional information regarding the convertible notes.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance for estimating expected credit losses on accounts receivable and contract assets, requiring entities to apply a current expected credit loss model. This guidance will be effective for annual periods beginning after December 15, 2025 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company adopted this standard effective January 1, 2026 on a prospective basis. As the Company does not have any accounts receivable or contract assets within the scope of this guidance, the adoption of ASU 2025-05 was not applicable and did not have an impact on the Company's consolidated financial statements or results of operations.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning the year ended December 31, 2027 and for interim periods
(13)

thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this ASU are not intended to result in significant changes for most entities. The ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on the Company's consolidated financial statements.
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
Accounting analysis and revenue recognition

The Company determined the collaboration arrangements with CanSinoBIO, are within the scope of ASC 808 and has analogized to ASC 606 to account for CanSinoBIO's access to its intellectual property as well as data generated in connection with the co-development activities to be undertaken by the Company. These elements of the arrangements are not distinct and are accounted for as a single performance obligation.

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
(14)

is based on continued successful development of our programs, is reevaluated at each reporting period and as changes in circumstances occur.

The services provided by CanSinoBIO are recorded as research and development expense as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as a deferred revenue within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $3.0 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the condensed consolidated statements of operations and comprehensive loss as research and development expense and was approximately $1.3 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. The related revenue recognized was recorded in the condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $1.5 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the condensed consolidated statements of operations and comprehensive loss as research and development expense and was approximately $0.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively.

The deferred revenue was $4.2 million and $6.6 million as of June 30, 2026 and 2025, respectively. Revenue recognized for the six months ended June 30, 2026, that was included in the deferred revenue balances as of January 1, 2026 was approximately $3.0 million. Revenue recognized for the six months ended June 30, 2025, that was included in the deferred revenue balances as of January 1, 2025, was approximately $2.9 million.

License Agreement with Kwangdong Pharmaceutical, Ltd.

The Company entered into a license agreement (“Kwangdong License”) with Kwangdong Pharmaceutical, Ltd ("Kwangdong") for the development and commercialization of the Company's modifier gene therapy product candidate OCU400 in September 2025. Pursuant to the Kwangdong License, Kwangdong gained the exclusive rights to commercialize and develop OCU400 in South Korea (“Kwangdong Territory”). Kwangdong is responsible for commercialization and regulatory approval in the Kwangdong Territory. The Company retains exclusive right to manufacture for Kwangdong. The Company will also provide additional support services to Kwangdong throughout the term of the agreement to support commercialization. In accordance with the Kwangdong License, the Company received an initial $0.8 million (net of tax) non-refundable fee and is entitled to additional milestone-based fees upon FDA and regulatory approval in the Kwangdong Territory as well as manufacturing-based fees upon shipment. The Kwangdong License also includes an option (“Repurchase Option”) for the Company to purchase the license back from Kwangdong for three times the amount of fees paid to date plus expenses. That option expires upon regulatory approval in Kwangdong Territory.

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
(15)

No revenue was recognized under the Kwangdong Agreement during the three and six months ended June 30, 2026, as the Company did not deliver any manufactured product and therefore did not satisfy any portion of the combined performance obligation.
On the consolidated balance sheet, the Company classified the $0.8 million upfront payment as deferred revenue under other non-current liabilities as of June 30, 2026 and December 31, 2025. This amount will be recognized as revenue once the Company fulfills its overall performance obligation by delivering the manufactured products to Kwangdong.
4.    Fair Value Measurements
The Company measures certain financial instruments at fair value on a recurring basis in accordance with FASB ASC Topic 820, Fair Value Measurement ("ASC 820"). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for inputs used in measuring fair value, which prioritizes observable inputs over unobservable inputs.
The three levels of the fair value hierarchy are as follows:
Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.

The level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money Market	96,632	$—	$—	$96,632
Total Assets	$96,632	$—	$—	$96,632
Liabilities:
Debt, net	$—	$1,749	$—	$1,749
Derivative liability	$—	$—	$33,708	$33,708
Total liabilities	$—	$1,749	$33,708	$35,457

	As December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money Market	$17,407	$—	$—	$17,407
Total assets	$17,407	$—	$—	$17,407
Liabilities:
Debt, net	$—	$28,792	$—	$28,792
Total liabilities	$—	$28,792	$—	$28,792

(16)

The Company estimates the fair value of borrowings under the EB-5 Loan Agreement, and the Avenue Capital Loan, which was settled as of June 30, 2026, and the Security Agreement (as defined in Note 10) using Level 2 inputs. The valuation technique applied is a discounted cash flow analysis. The discount rate utilized is derived from the Company's Incremental Borrowing Rate Analysis, which incorporates observable market interest rates and credit spreads for instruments with similar terms and maturities. Management believes the estimated fair value does not differ materially from the carrying value of these borrowings. See Note 10 for additional information.
During the three months ended June 30, 2026, the Company issued Convertible Notes (see Note 9) containing an embedded conversion feature that was determined to require bifurcation and separate accounting as a derivative liability under ASC 815. The estimated fair value of the Convertible Notes was $117.0 million as of June 30, 2026. The embedded derivative was initially recognized at its estimated fair value upon issuance of the note and is recorded under current liabilities in the condensed consolidated balance sheet. This derivative liability is subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations.

The fair value of the Company’s derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using a binomial model with certain observable and unobservable inputs. These inputs include: (1) Company's stock price ($1.53 as of June 30, 2026), (2) volatility (55% as of June 30, 2026, after applying a volatility haircut to the Company's equity volatility, (3) risk-free interest rate (4.35% based on a 7.9 year term), and (4) credit spread of 12.6%. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table sets forth a summary of the changes in fair value of the Level 3 liabilities for the six months ended June 30, 2026 (in thousands):

Amount
Balance at January 1, 2026	$—
Initial recognition of embedded derivative upon issuance of convertible note	31,817
Change in fair value recognized in earnings	1,891
Balance as of June 30, 2026	$33,708

5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Furniture and fixtures	$455	$455
Machinery and equipment	3,469	3,361
Leasehold improvements	16,095	16,089
Total property and equipment	20,019	19,905
Less: accumulated depreciation	(6,672)	(5,513)
Total property and equipment, net	$13,347	$14,392
Depreciation expense was $0.6 million and $0.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $1.2 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.
6     Prepaid Expenses and Other Current Assets
The following table provides a summary of the major components of prepaid expenses and other current assets as reflected on the consolidated balance sheets (in thousands):
(17)

	June 30, 2026	December 31, 2025
Prepaid R&D	$4,546	$4,575
Prepaid Subscriptions	775	427
Prepaid Insurance	500	328
Other	849	439
Total prepaid expenses and other current assets	6,670	5,769
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

The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2026	$597
2027	1,169
2028	1,188
2029	959
2030	381
2031	326
Thereafter	$334
Total	$4,954
Less: present value adjustment	(1,076)
Present value of minimum lease payments	$3,878
8.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the condensed consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Research and development	$332	$274
Clinical	774	1,079
Professional fees	1,149	785
Employee-related	2,526	3,302
Deferred revenue relating to collaborative arrangements	4,170	5,907
Other	2,063	3,386
Total accrued expenses and other current liabilities	$11,014	$14,733
9.    Convertible Notes

On May 7, 2026, the Company issued $115.0 million aggregate principal amount of 6.75% Convertible Notes due July 15, 2034. In connection with the offering of the Convertible Notes, the Company granted the initial purchaser of the Convertible Notes a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Convertible Notes on the
(18)

same terms and conditions. On May 14, 2026, the Company issued an additional $15.0 million aggregate principal amount of Convertible Notes, pursuant to the exercise in full of such over-allotment option, for the total aggregate principal amount of $130.0 million. The net proceeds the Company received from the issuance of the Convertible Notes was $112.5 million, after deducting the purchase discounts and commissions and offering expenses payable by the Company. The Company used approximately $32.7 million of the net proceeds from the offering of the Convertible Notes to fully repay the outstanding obligations and prepayment fee under the Loan and Security Agreement (see Note 10) and to terminate that facility, with the remaining net proceeds to be used for general corporate purposes. The Convertible Notes are the Company's senior unsecured obligations and mature on May 15, 2034 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock as described below.

At the time that holders elect to convert, which is further described below, the Convertible Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 372.7866 shares of common stock per $1,000.00 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $2.68 per share of common stock, subject to adjustment. The Company will pay interest on the Convertible Notes semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026.

The Convertible Notes are not convertible prior to the earlier of May 15, 2027 and the Reserved Share Effective Date, the first date on which the Company has increased its authorized and unissued shares and reserved the maximum number of conversion shares solely for issuance upon conversion of the Convertible Notes, as such term is defined in the indenture that the Company entered into with the U.S. Bank Trust Company, National Association, as trustee (the "Indenture"), and unless and until the Reserved Share Effective Date occurs the Company is required to settle conversions solely in cash. As a result, the Convertible Notes, encompassing both the debt and derivative liability will remain classified as current liabilities on the balance sheet until the Reserved Share Effective Date. The Company committed to seek the stockholder approval necessary for the Reserved Share Effective Date at a meeting to be held on September 21, 2026. In addition, until stockholder approval is obtained under Nasdaq Listing Rule 5635(d), the maximum number of shares of common stock issuable upon conversion by physical settlement is limited to 67,629,947 shares (the "Exchange Cap"), with any conversions that would otherwise exceed the cap settled in cash.

The conversion rate for the Convertible Notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption in respect of the Convertible Notes, the Company will, in certain circumstances, increase the conversion rate of the Convertible Notes for a holder who elects to convert its Convertible Notes in connection with such a corporate event or convert its Convertible Notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be, to 540.5405 shares of common stock per $1,000 principal amount of Convertible Notes, subject to customary anti-dilution adjustment provisions.

The Company may not redeem the Convertible Notes prior to May 15, 2029. The Company may redeem for cash all or any portion of the Convertible Notes (subject to certain limitations), at its option, on or after May 15, 2029 and prior to the 41st scheduled trading day immediately preceding the Maturity Date, if the last reported sale price of the common stock has been at least 130% of the conversion price for the Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. However, the Company may not redeem less than all of the outstanding Convertible Notes unless at least $25.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time the Company sends the related notice of redemption (and after giving effect to the delivery of such notice of redemption).

Holders of Convertible Notes may require the Company to repurchase for cash all or any portion of their Convertible Notes on May 15, 2032 at a repurchase price equal to 100% of the principal amount of Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, May 15, 2032. In addition, if the Company undergoes a “fundamental change” (as defined in the Indenture), then, subject to the terms of the Indenture, holders may require the Company to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date. The Indenture includes customary terms and covenants, including certain events of default.

The Company incurred approximately $17.5 million of issuance costs (including $13.0 million of debt discount) related to the issuance of the Convertible Notes. Of the $17.5 million of issuance costs, $16.3 million were recorded as a reduction to long-term debt on the condensed consolidated balance sheet and are amortized over the six-year period to May 15, 2032, the first point at which the Convertible Note are puttable by the holders, as described above, using the effective interest method. For the three and six months ended June 30, 2026, the Company recognized $0.5 million to interest expense on the condensed consolidated statements of operations. The remaining $1.2 million of issuance cost that was allocated to the conversion option
(19)

was immediately expensed upon issuance to interest expense on the condensed consolidated statements of operations. The Company recorded $1.9 million of interest expense during the three months ended June 30, 2026, relating to the coupon interest on the convertible notes due semi-annually.

As of June 30, 2026, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $117.0 million as of June 30, 2026. As of June 30, 2026, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.
10.    Debt
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
In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, as well as accrued unpaid interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of June 30, 2026. The Company repaid principal of $1 million during the six months ended June 30, 2025.
The carrying values of the borrowings pursuant to the Original Offering as of June 30, 2026 and December 31, 2025 are summarized below (in thousands):

	June 30, 2026	December 31, 2025
Principal outstanding	$1,500	$1,500
Plus: accrued interest	309	259
Less: unamortized debt issuance costs	(60)	(68)
Carrying value, net	1,749	1,691
Less: current portion of long term debt	(20)	—
Long term debt, net of current portion	$1,729	$1,691
In November 2024, the Company entered into a Loan and Security Agreement with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”, together with Avenue I and Avenue II, “Avenue”), Avenue Venture Opportunities Fund II, L.P., as a lender (“Avenue 2”), and Avenue Venture Opportunities Fund, L.P., as a lender (“Avenue 1”, and together with Avenue 2, the “Lenders”) for net proceeds of $29.2 million. The Loan and Security Agreement had a maturity date of November 1, 2028, of which the first 24 months were interest only, and bore interest at a variable rate per annum equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 4.25% or (ii) 12.25%. Additionally, the Lenders had the right to convert an aggregate amount of up to $6.0 million of the outstanding principal amount into shares of common stock at a conversion price per share equal to 80% of the trading price on the date of conversion, which would be at Lenders'
(20)

option. In the event the Company elects to prepay the term loans in full, Lenders would have 10 days to elect to exercise their conversion right prior to such prepayment. All conversion rights terminated upon payoff. Notwithstanding the foregoing, the aggregate amount of common stock that could have been issued pursuant to the “Conversion Right” and the “Equity Grant” could not exceed a number of shares equal to 19.9% of the Company’s outstanding common stock. The agreement was collateralized by all of the Company’s assets in which the Agent was granted a senior secured lien. The Company also granted the Lenders a negative pledge on the Company’s intellectual property. In connection with the Loan and Security Agreement, the Company entered into a Subscription Agreement with the Lenders, pursuant to which the Company issued 1,056,338 shares of common stock to the Lenders with an issue date of November 6, 2024.
On May 7, 2026, the Company used approximately $32.7 million of the net proceeds from its offering of Convertible Notes (See Note 9) to fully repay the Company's obligations under the Loan and Security Agreement, including payment of the related prepayment fee and expenses, and terminated the Loan and Security Agreement and all related loan documents. The Company recognized a loss on extinguishment of debt of $2.4 million during the three and six months ended June 30, 2026, in the condensed consolidated statements of operations.
The carrying values of the borrowings pursuant to the Loan and Security Agreement as of June 30, 2026 and December 31, 2024 are summarized below (in thousands):

	June 30, 2026	December 31, 2025
Principal outstanding	$—	30,000
Less: unamortized debt issuance costs	—	(2,899)
Carrying value, net	$—	$27,101
Less: current portion of long term debt	$—	$(1,250)
Long term debt, net of current portion	—	25,851
For the six months ended June 30, 2026 and June 30, 2025, the Company recognized interest expense of approximately $2.2 million and $2.5 million respectively, including amortization of debt issuance cost of $0.6 million and $0.6 million, respectively. For the three months ended June 30, 2026 and June 30, 2025 the Company recognized interest expense of approximately $0.9 million and $1.3 million, respectively including amortization of debt issuance cost of $0.3 million and $0.3 million, respectively.
11.    Equity
2025 Registered Direct Offering
In August 2025, the Company closed a registered direct offering pursuant to a securities purchase agreement with an institutional investor, for the purchase and sale of 20 million shares of common stock and warrants to purchase up to an aggregate of 20 million shares of common stock at a purchase price of $1.00 per share and accompanying warrants. The warrants have an exercise price of $1.50 per share, became exercisable immediately upon issuance, and will expire two years following the date of issuance. The warrants are callable by the Company when the volume weighted average price of the Company’s common stock exceeds $2.50 per share for at least five trading days of a trailing 30 trading day period. The net proceeds to the Company from the offering were $18.5 million after deducting the placement agent fees and other offering expenses. As the warrants are exercisable for a fixed number of the Company’s shares, are indexed to the Company’s stock, and do not require cash or net settlement, the Company determined that the warrants qualify for equity classification.
Warrant Exercises
In March 2026, the holder exercised warrants to purchase 10,000,000.00 shares of common stock for aggregate gross proceeds of $15.0 million. The warrants were exercised at an exercise price of $1.50 per share. The aggregate net proceeds received of $14.2 million were recorded as an increase to common stock and additional paid-in capital.
2026 Underwritten Registered Direct Offering
In January 2026, the Company completed an underwritten registered direct offering of 15,000,000.00 shares of common stock at an offering price of $1.50 per share of common stock, resulting in gross proceeds of $22.5 million. The Company received net proceeds of approximately $20.7 million, after deducting underwriting commissions and other offering expenses.
(21)

12.    Warrants
Beginning in 2016, the Company issued warrants to purchase common stock. In August 2025, the Company issued additional warrants to purchase up to 20,000,000 shares of common stock as described in Note 11 above. Pursuant to a securities purchase agreement with an institutional investor, on March 12, 2026, the holder purchased 10,000,000 shares of common stock upon the partial exercise of its warrants for gross proceeds of $15.0 million.
As of June 30, 2026 and December 31, 2025, approximately 10.6 million and 20.6 million warrants were vested and outstanding, respectively. The outstanding warrants had a weighted‑average exercise price of approximately $1.78 per share at June 30, 2026 and approximately $1.64 per share at December 31, 2025, and are scheduled to expire between 2026 and 2027.
13.    Stock-Based Compensation
Stock-based compensation expense for stock options, RSUs and PSUs is reflected in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
General and administrative	$1,265	$1,104	$3,534	$2,203
Research and development	568	741	1,697	1,527
Total	$1,833	$1,845	$5,231	$3,730
As of June 30, 2026, the Company had $17.0 million of unrecognized stock-based compensation expense related to stock options, RSUs and PSUs outstanding, which is expected to be recognized over a weighted-average period of 2.2 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, as amended, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of June 30, 2026, the 2019 Plan authorizes the granting of up to a total of 62.8 million equity awards in respect to the Company's common stock. The 2019 Plan had 12.1 million equity awards remaining available for future grant as of June 30, 2026. In addition to stock options, PSUs and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.
(22)

Stock Options to Purchase Common Stock
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2025	24,561,750	$1.58	7.6	$7,505
Granted	9,638,335	1.40		4
Exercised	(1,209,034)	0.92		824
Forfeited	(3,028,706)	1.57		1,131
Expired	(9,382)	2.94		0
Options outstanding at June 30, 2026	29,952,963	$1.55	7.8	$10,284
Vested and expected to vest at June 30, 2026	29,952,963	$1.55	7.8	10,284
Options exercisable at June 30, 2026	14,490,871	$1.90	6.2	$5,123
The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2026 were $1.01 and $1.17, respectively. The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2025 were $0.79 and $0.76, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2026 were $0.9 million and $3.8 million, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2025 were $0.8 million and $4.7 million, respectively.
RSUs
The following table summarizes the Company's unvested RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested at December 31, 2025	851,652	$1.13
Granted	2,885,565	$1.40
Vested	(764,589)	$1.21
Forfeited	(626,393)	$1.37
RSUs unvested at June 30, 2026	2,346,235	$1.37
PSUs
In December 2023, pursuant to the 2019 Plan, the Compensation Committee of the Company's Board of Directors adopted a form of performance restricted stock unit agreement (the "PSU Agreement"). Pursuant to the PSU Agreement, the Company granted 615,467, 256,885 and 3,314,445 of market-based performance stock units at target on January 2, 2024, April 16, 2024, and January 2, 2025, respectively. The PSUs granted in 2024 cliff vest after the requisite service period ending on December 31, 2026. The PSUs granted in 2025, cliff vest after the requisite period ending on December 31, 2027. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the Company's total shareholder return ("TSR") as compared to the TSR of the companies within the Nasdaq Biotechnology Index over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation technique.
In the fourth quarter of 2025, the Compensation Committee of the Company's Board of Directors conducted a review, with its compensation consultant, of total equity ownership of the Company’s Chief Executive Officer, Dr. Shankar Musunuri, as compared to founder chief executive officers in the Company’s peer group. On December 12, 2025, upon recommendation of
(23)

the Compensation Committee, the Board approved an award of 9,369,604 PSUs (the “2026 PSUs”) to Dr. Musunuri, in addition to Dr. Musunuri’s regular annual equity award, which were granted on January 2, 2026.
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
Letter Agreement Regarding Equity Awards
On January 20, 2026, the Company entered into a Letter Agreement Regarding Equity Awards (the “Letter Agreement”) with its Chief Executive Officer, Shankar Musunuri, that amends certain administrative and settlement terms applicable to previously granted equity awards under the 2019 Plan.
The Letter Agreement applies to specified portions of the following outstanding equity awards (collectively, the “Covered Awards”):
◦2026 Stock Options: Options granted on January 2, 2026 to purchase 3,123,201 shares, of which 2,000,000 options are subject to the Letter Agreement.
◦2026 PSUs: A target award granted on January 2, 2026 of 9,369,604 PSUs, of which 6,000,000 PSUs are subject to the Letter Agreement. The 2026 PSUs vest upon the achievement of specified performance and market conditions.
◦2025 Performance-Based Restricted Stock Units (“2025 PSUs”): A target award granted on January 2, 2025 of 1,388,889 PSUs, of which 1,000,000 PSUs are subject to the Letter Agreement. The 2025 PSUs vest based on the Company’s relative stock performance compared to a peer index over a three-year performance period.
Under the Letter Agreement, vesting of the Covered Awards continues in accordance with the original award agreements and the 2019 Plan. In addition, vested Covered Awards are not subject to forfeiture solely as a result of the authorized share shortfall. With respect to the Covered Options, exercisability of the 2,000,000 options subject to the Letter Agreement is suspended until an authorized share increase becomes effective. The contractual expiration date and post-termination exercise provisions are otherwise unchanged; however, if the suspension of exercisability continues beyond 90 days after the original expiration date, the option term is automatically extended for the length of the suspension to preserve the option’s original economic life. For PSUs that vest, settlement in shares is deferred until an authorized share increase becomes effective. If the authorized share increase is not effective by March 15 of the calendar year following the year of vesting, the Company must either deliver shares from alternative sources or settle the vested PSUs in cash, at Dr. Musunuri's election, based on fair market value as of the vesting date.
The Company evaluated the Letter Agreement under ASC 718-20-35-2A to assess whether modification accounting was required for each category of Covered Awards.
Options — The Company concluded that the Letter Agreement modified the original grant by introducing a performance condition related to the increase in authorized shares which is necessary for the options to become exercisable. Since the share increase is outside the control of the Company and cannot be considered probable, the Letter Agreement was determined to be a probable to improbable, or Type II, modification. In this case, ASC 718 requires expense measurement and recognition to continue under the original terms of the option grant. Accordingly, the Company continued to recognize the expense associated with the options in normal course during the six months ended June 30, 2026.
2026 PSUs — Based on the expected order in which the 2026 PSU tranches will vest, the Company determined that the Letter Agreement's settlement restrictions apply to the performance-condition tranches, which were not probable of vesting at either
(24)

the grant date or the Letter Agreement date. The market-condition tranche is not subject to the Letter Agreement’s restrictions. Because the tranches subject to the Letter Agreement were not probable of vesting both immediately before and after the Letter Agreement, the Company has not recognized compensation cost for those PSUs.
2025 PSUs — The Letter Agreement introduced a contingent cash settlement feature, which resulted in a change in the classification of the 2025 PSUs. The Company concluded that the contingent cash settlement feature requires liability classification because it cannot be considered probable that the authorized share limitation will be resolved prior to the date on which cash settlement would be available to the Dr. Musunuri. Accordingly, the 1,000,000 2025 PSUs subject to the Letter Agreement were classified as other non-current liability. The Company applied modification accounting and additional compensation cost was recognized to reflect the fair value of the liability in excess of compensation cost previously recognized. The Company remeasured the fair value of the 2025 PSUs subject to the Letter Agreement as of the modification date and will remeasure the fair value at each reporting date.
During the six months ended June 30, 2026, the Company recognized $0.9 million of incremental stock-based compensation expense related to the modification of the 2025 PSUs. As of June 30, 2026, $1.3 million was recorded in Other non-current liability related to the modified PSU awards.
The following table summarizes the unvested PSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
PSUs unvested at December 31, 2025	4,186,797	$1.61
Granted	9,369,604	$0.23
Vested	—	$—
Forfeited	(1,717,762)	$1.74
PSUs unvested at June 30, 2026	11,838,639	$1.51
14.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(24,877)	$(14,739)	$(44,054)	$(30,089)
Net loss attributable to common shareholders— basic and diluted	(24,877)	(14,739)	(44,054)	(30,089)
Weighted shares used in calculating net loss per common share — basic and diluted	338,679,856	292,067,192	333,142,618	292,032,072
Net loss per share attributable to common shareholders — basic and diluted	$(0.07)	$(0.05)	$(0.13)	$(0.10)
(25)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	June 30,
	2026	2025
Stock options to purchase common stock	29,952,963	23,211,757
RSUs	2,346,235	925,636
PSUs	11,838,639	4,186,797
Convertible Note	67,629,947	—
Warrants	10,628,664	628,664
Total	122,396,448	28,952,854
15.    Commitments and Contingencies
Commitments
The Company has commitments under certain license and development agreements, lease agreements, commitments related to renovating an existing facility for GMP, and debt agreements. Commitments under certain license and development agreements include annual payments, payments upon the achievement of certain milestones, and royalty payments based on net sales of licensed products (commitments under the Company's license and development agreements are more fully described within the Company's 2025 Annual Report). Commitments under lease agreements are future minimum lease payments (see Note 7). Commitments under Convertible Notes (see Note 9) and debt agreements are the future payment of principal and accrued interest under the EB-5 Loan Agreement (see Note 10).
Contingencies

In April 2024, a securities class action lawsuit was filed against the Company and certain of its agents in the United States District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:24-cv-01500) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the Company's previously-issued audited consolidated financial statements for each fiscal year beginning January 1, 2020 and its previously-issued unaudited condensed consolidated financial statements for each of the first three quarters in such years and the effectiveness of the Company's disclosure controls and procedures during each such period. The complaint sought unspecified damages, interest, attorneys' fees, and other costs. In October 2024, the lead plaintiff filed an amended complaint, and in December 2024, the Company filed a motion to dismiss. In February 2025, the lead plaintiff filed an opposition to the motion to dismiss, and the Company filed a reply in support of the motion to dismiss in March 2025. In July 2025, the Company’s motion to dismiss, with prejudice, was granted. The lead plaintiff appealed to the United States Court of Appeals for the Third Circuit ("Third Circuit") regarding the order that was entered in July 2025, which dismissed the action with prejudice. The lead plaintiff’s appellant's brief and joint appendix were filed in October 2025, the Company’s appellees’ brief was filed in December 2025, and the lead plaintiff’s reply brief was filed in January 2026. The Third Circuit heard oral argument in June 2026, and the parties are waiting for the Third Circuit's ruling.

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
(26)

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

In October 2025, a securities class action lawsuit was filed against the Company in the Delaware Court (Case No. 2025-1214) that purported to state claims for breach of contract, declaratory judgment under 8 Del. C. § 225(b) and declaratory judgment under 10 Del. C. § 6501 based on allegations that the Company breached provisions of the Company’s charter and attempted to evade the voting threshold in the Company’s charter. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs among injunctive relief and other governance related actions and declarations. On February 12, 2026, the Company filed a petition (the “Petition”) in the Delaware Court pursuant to Section 205 of the Delaware General Corporation Law seeking validation of the Certificate of Amendment to the Company’s charter increasing the Company’s number of authorized shares of common stock, and all shares of the Company’s common stock issued in reliance on the effectiveness and validity thereof. Concurrently with the filing of the Petition, the Company filed a motion to expedite the hearing on the Petition, which was held on May 6, 2026. At the hearing, the Delaware Court validated the Certificate of Amendment and declared it effective and declared valid all shares of the Company's common stock issued after the effectiveness of the Certificate of Amendment on July 11, 2024. In July 2026, the Delaware Court entered an amended stipulation and order dismissing the class action complaint as moot given the decision in the Section 205 action and retained jurisdiction of the action for the purpose of adjudicating any future fee and expense application in connection with the mooted claims.
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
16.    Segment Reporting
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
(27)

CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are also reviewed on a consolidated basis.
The measure of segment assets is reported on the balance sheet as total assets.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaborative arrangement revenue	$1,488	$1,373	$3,022	$2,854
Less:
OCU400	2,211	1,998	3,520	3,843
OCU410 and OCU410ST	1,590	1,117	3,966	2,295
NeoCart	196	8	218	5
COVAXIN	3	—	10	—
Inhaled mucosal vaccine platform	49	131	79	319
OCU200	55	151	260	400
Unallocated costs:
Research and development personnel costs	5,150	4,091	10,752	8,106
Facilities and other support costs	842	834	1,675	1,815
Other	594	72	1,465	1,149
Total research and development	10,690	8,402	21,945	17,932
General and administrative	7,242	6,766	15,359	13,218
Total operating expenses	17,932	15,168	37,304	31,150
Loss from operations	(16,444)	(13,795)	(34,282)	(28,296)
Other income (expense):
Interest income	395	227	526	571
Interest expense	(4,476)	(1,285)	(5,796)	(2,543)
Loss on extinguishment of debt	(2,383)	—	(2,383)	$—
Change in fair value of derivative liability	(1,891)	—	(1,891)	$—
Other (expense) income, net	(78)	114	(228)	179
Total other (expense) income	(8,433)	(944)	(9,772)	(1,793)
Segment and consolidated net loss	$(24,877)	$(14,739)	$(44,054)	$(30,089)

17. Subsequent Events
On July 10, 2026, the Company entered into a binding term sheet with Roots Pharmaceutical to negotiate and execute a definitive license agreement granting exclusive rights to develop and commercialize OCU400 for retinitis pigmentosa in the Middle East and North Africa (MENA) region. Pursuant to the term sheet, under the license agreement, the Company is expected to receive upfront license fees and near-term development milestone payments of up to $4.0 million, sales milestone payments of up to $255.0 million, and royalties equal to 22% of net sales in the licensed territory. The Company is also expected to manufacture and supply commercial quantities of OCU400 under a related supply agreement. The definitive agreements are expected to be executed within approximately 90 days following the execution of the term sheet.
(28)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2025, included in our 2025 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the "Risk Factors" section included in our 2025 Annual Report and First Quarter 10-Q and "Disclosure Regarding Forward-Looking Statements" section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
tOverview
We are a biotechnology company focused on discovering, developing, and commercializing novel gene therapies that improve health and offer hope for patients across the globe.
Our technology pipeline includes:

Novel Modifier Gene Therapy Platform —

We are developing a modifier gene therapy platform designed to fulfill unmet medical needs related to retinal diseases, including inherited retinal degenerations ("IRDs"), such as retinitis pigmentosa ("RP"), Stargardt disease ("ST"), and multifactorial diseases such as dry age-related macular degeneration ("dAMD"). Our modifier gene therapy platform is based on the use of nuclear hormone receptors ("NHRs"), which have the potential to achieve homeostasis — the basic biological processes in the retina to restore a healthy state from a diseased state. Unlike single gene replacement therapies, which only target one genetic mutation, our modifier gene therapy platform, through its use of NHRs, represents a gene-agnostic approach designed to address not just the mutated gene but provide a molecular "reset" of health and survival of gene networks.

OCU400- our first modifier gene therapy product is based on the use of NHRs, and we believe our novel modifier gene therapy platform has the potential to address major blindness diseases, including rare genetic diseases such as RP, with a gene-agnostic approach. OCU400 is intended for early to advanced cases of RP including clinical and/or genetic diagnosis with both syndromic and non-syndromic forms of the disease. In January 2025, we announced positive two-year data for multiple mutations from the Phase 1/2 clinical trial for OCU400. In February 2025, we announced that the European Commission ("EC") has provided a positive opinion from the European Medicines Agency's ("EMA") Committee for Advanced Therapies for OCU400 Advanced Therapy Medicinal Product ("ATMP") classification. Positive long-term, 3-year Phase 1/2 data for OCU400 were assessed in evaluable subjects and built on prior 2-year results showing consistent clinically meaningful, approximately 2-line low luminance visual acuity ("LLVA") gain across mutations. OCU400 maintained a favorable durability, safety and tolerability profile with no new treatment-related serious adverse events or adverse events of interest emerged.

Additional Phase 1/2 data include:
▪Visual function benefits were consistently observed over 3 years, with 88% (7/8) of evaluable treated subjects showing improvement or preservation versus untreated fellow eyes; and,
▪Approximately 2-line gain (N=8) observed across multiple mutation types in treated eyes compared to untreated eyes at 3 years.

We have completed enrollment in the Phase 3 liMeliGhT clinical trial for OCU400 (N=140 subjects), reflecting strong interest from investigators and patients. Topline Phase 3 data is expected in the first quarter of 2027, advancing OCU400 towards potential approval in the fourth quarter of 2027 as a treatment option for early- to late stage RP. The U.S. Food and Drug Administration ("FDA") acknowledged the regulatory eligibility to rolling BLA submission by virtue of our RMAT designation for OCU400, but, under the FDA’s general policy, we would need to submit topline Phase 3 data in a pre-BLA meeting prior to the FDA agreeing to a rolling submission schedule.
(29)

OCU400 has received Orphan Drug Designations ("ODD") from the FDA for RP and Leber congenital amaurosis ("LCA"), a Regenerative Medicine Advanced Therapy ("RMAT") designation for the treatment of RP associated with NR2E3 and RHO mutations from the FDA, and orphan medicinal product designation ("OMPD") from the European Commission ("EC"), based on the recommendation of the European Medicines Agency ("EMA"), for RP and LCA. These broad ODD, RMAT, and OMPD designations further support the broad (gene-agnostic) therapeutic potential of OCU400 to treat RP associated with mutations in multiple genes. We have successfully completed process performance qualification ("PPQ") batches in preparation for potential approval in the fourth quarter of 2027 as a treatment option for early- to late-stage RP.

OCU410ST/OCU410 utilizes a first-in-class modifier gene therapy approach by delivering the human RORA (Retinoic Acid Receptor ("RAR") Related Orphan Receptor A) gene to diseased retinal tissue via subretinal AAV5 delivery. RORA modulates lipid metabolism, oxidative stress, and inflammation key drivers of retinal degeneration that restores retinal homeostasis by offering a unique four-way disease-modifying potential. OCU410 is a potential one-time therapy with a single sub-retinal injection that targets multiple pathways associated with AMD pathogenesis, in contrast to products currently approved or under development that treat only one cause of GA that require multiple injections per year, and some safety limitations. Currently, there is significant economic burden of vision loss diseases in the United States. ST and GA are major contributors to vision loss. We believe OCU410 has the potential to reduce treatment costs, prevent vision-related disability, and ease the broader healthcare and societal burden driven by structural and functional vision loss. OCU410ST has received OMPD from the EMA for the treatment of ABCA4-associated retinopathies (>1200 mutations) including ST, retinitis pigmentosa 19 ("RP19"), and cone-rod dystrophy 3 ("CORD3"), and has the potential to be the first approved therapy to treat ST.
OCU410ST - We initiated dosing in GARDian3 pivotal confirmatory trial for OCU410ST in July 2025. The OCU410ST Phase 2/3 pivotal confirmatory trial represents our second late-stage clinical program. We plan to submit a BLA for OCU410ST by mid-2027 in alignment with our strategic goal of filing three BLAs by 2028. OCU410ST has received ODD from the FDA. In November 2024, the EMA granted OMPD for OCU410ST for the treatment of ABCA4-associated retinopathies (>1200 mutations) including ST, RP 19, and CORD3. In May 2025, we announced that the FDA granted Rare Pediatric Disease Designation ("RPDD") for OCU410ST for the treatment of ABCA4-associated retinopathies including ST, RP19, and CORD3. In June 2025, we announced that the FDA has cleared the Investigational New Drug ("IND") amendment to initiate a Phase 2/3 pivotal confirmatory trial of OCU410ST, a modifier gene therapy candidate being developed for all ST (ABCA4-associated retinopathies). In August 2025, we announced that the Committee for Medicinal Products for Human Use ("CHMP") of the EMA reviewed the study design, endpoints and planned statistical analysis of the ongoing pivotal confirmatory OCU410ST Phase 2/3 GARDian3 clinical trial for ST and provided acceptability of a single U.S.-based trial for submission of a Marketing Authorization Application ("MAA").
The OCU410ST Phase 1 clinical trial demonstrated that atrophic lesions grew slower by 54% at 12 months for evaluable treated eyes compared to untreated fellow eyes. In the secondary endpoint- Best Corrected Visual Acuity ("BCVA"    ), treated-eyes showed an improvement with 1-line (6 ETDRS Letter) gain in the visual acuity when compared to untreated fellow eyes. Additionally, 100% of evaluable treated eyes demonstrated stabilization or improvement vs. untreated eyes in visual function. In evaluable subjects (N=6) the rate of ellipsoid zone ("EZ") loss was 116% slower in OCU410ST-treated eyes compared to untreated fellow eyes at 12 months, demonstrating preservation or stabilization in photoreceptor integrity. The untreated eyes showed expected decline in atrophy. In April 2026, we announced early completion of dosing in the Phase 2/3 pivotal confirmatory trial (N=63 subjects). GARDian 3 trial enrollment and dosing completed successfully in less than 9 months. We plan to submit the BLA for OCU410ST by mid-2027.

OCU410- In Phase 1 study, no OCU410-related serious adverse events were observed and no cases of endophthalmitis, retinal detachment, vasculitis, choroidal neovascularization, or ischemic optic neuropathy were reported to date. The Phase 2 clinical trial was built directly on the clean safety profile observed for OCU410 in the Phase 1 study.

We completed dosing in Phase 2 of the Phase 1/2 ArMaDa clinical trial for OCU410 for the treatment of geographic atrophy ("GA"), an advanced form of dAMD. Positive preliminary efficacy and safety data from the Phase 1 dose-escalation portion of the OCU410 Phase 1/2 ArMaDa clinical trial included: no drug-related serious adverse events ("SAEs"), reduced lesion growth, preservation of retinal tissue. In March 2025, OCU410 and OCU410ST received ATMP classification from the EMA.
In March 2026 we announced positive 12-month topline data from the Phase 2 ArMaDa clinical trial. Key findings from Phase 2 include:
• 31% reduction in lesion growth in the optimal dose (medium) group compared to control (p< 0.05)
▪ 27% slower rate of EZ loss compared to control, indicating structural preservation of photoreceptors, which correlates with visual function; and
▪ 55% of treated patients demonstrated ≥30% lesion size reduction vs. control

(30)

In July 2026, we announced that the FDA granted RMAT designation to the Company’s investigational product OCU410 for the treatment of GA, secondary to dAMD.

In August 2026, we have received FDA clearance for the Phase 3 registrational trial (ArMaDa3) for GA secondary to dry age-related macular degeneration, anchored by positive 12-month Phase 2 ArMaDa data (statistically significant 31% reduction in GA lesion growth (patient population: lesion size ≥2.5 mm2 and ≤17.5 mm2) versus control, p<0.05, at the optimal dose planned for Phase 3). We plan to initiate the Phase 3 study late in the third quarter of 2026.
Other Programs —
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
Inhaled Mucosal Vaccine Platform — Our next-generation, inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine. We have completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. The Company is collaborating with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health, for the Phase 1 clinical trial for OCU500. NIAID is responsible for conducting and funding these studies, including contracting with clinical sites and service providers. The Company supplies investigational product for use in the studies and incurs only those costs for which it is directly responsible. Accordingly, costs funded directly by NIAID are not included in the Company's research and development expenses. NIAID initiated Phase 1 clinical trial for OCU500 in the second quarter of 2026.

(31)

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025	Change
Collaborative arrangement revenue	$1,488	$1,373	$115
Total Revenue	1,488	1,373	115
Operating expenses
Research and development	10,690	8,402	2,288
General and administrative	7,242	6,766	476
Total operating expenses	17,932	15,168	2,764
Loss from operations	(16,444)	(13,795)	(2,649)
Other income (expense):
Interest income	$395	$227	$168
Interest expense	$(4,476)	$(1,285)	$(3,191)
Loss on extinguishment of debt	(2,383)	$—	$(2,383)
Change in fair value of derivative liability	(1,891)	—	$(1,891)
Other (expense) income, net	(78)	$114	$(192)
Total other (expense) income	(8,433)	$(944)	$(7,489)
Net loss	$(24,877)	$(14,739)	$(10,138)
The following table summarizes our research and development expenses by product candidate for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,
	2026	2025	Change
OCU400	$2,211	$1,998	$213
OCU410 and OCU410ST	1,590	1,117	473
NeoCart	196	8	188
COVAXIN	3	—	3
Inhaled mucosal vaccine platform	49	131	(82)
OCU200	55	151	(96)
Unallocated costs:
Research and development personnel costs	5,150	4,091	1,059
Facilities and other support costs	842	834	8
Other	594	72	522
Total research and development	$10,690	$8,402	$2,288
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.

(32)

Research and development expense
Research and development expense increased by $2.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to increases of $1.1 million related to personnel costs, $0.5 million related to OCU410ST clinical trial expenses, and $0.5 million related to shared research and development expenses.
General and administrative expense
General and administrative expense increased by $0.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $0.8 million related to personnel costs and $0.5 million related to professional services. This is offset by a decrease of $0.4 million in commercial expenses, $0.2 million in corporate business fees, and $0.2 million in employee related expenses.
Interest income
Interest income increased by $0.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a higher average cash balance for the three months ended June 30, 2026.
Interest expense
Interest expense, net increased by $3.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due a $1.4 million increase related to the coupon interest on our debt and on the Convertible Senior Notes due 2034 ("Convertible Notes") issued in May due semi-annually and amortization of the issuance cost of $1.8. million.
Loss on extinguishment of debt
The loss on extinguishment of debt of $2.4 million for the three months ended June 30, 2026, was a result of the payoff of our Avenue Capital Loan.
Change in fair value of derivative liability
The change in fair value of the derivative liability for the three months ended June 30, 2026, resulted in a $1.9 million loss related to the derivative liability associated with the Convertible Notes.
Other (expense)/income, net
Other (expense)/income, net changed by $(0.2) million with other expense of $(0.1) million for the three months ended June 30, 2026 compared to other income of $0.1 million for the three months ended June 30, 2025, primarily due to exchange rate fluctuation.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes the results of our operations for the six months ended June 30, 2026 and 2025 (in thousands):
(33)

	Six months ended June 30,
	2026	2025	Change
Collaboration revenue	$3,022	$2,854	$168
Total revenues	$3,022	$2,854	$168
Operating expenses
Research and development	$21,945	$17,932	$4,013
General and administrative	15,359	13,218	2,141
Total operating expenses	$37,304	$31,150	$6,154
Loss from operations	(34,282)	(28,296)	(5,986)
Other income (expense):
Interest income	$526	$571	$(45)
Interest expense	(5,796)	(2,543)	(3,253)
Loss on extinguishment of debt	(2,383)	—	(2,383)
Change in fair value of derivative liability	(1,891)	—	(1,891)
Other (expense) income, net	(228)	179	(407)
Total Other (expense) income, net	$(9,772)	$(1,793)	$(7,979)
Net loss	$(44,054)	$(30,089)	$(13,965)

The following table summarizes our research and development expenses by product candidate for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,
	2026		2025		Change
OCU400	$3,520		3,843	3,843	$(323)
OCU410 and OCU410ST	3,966		2,295	2,295	1,671
NeoCart	218		5	5	213
COVAXIN	10		—	—	10
Inhaled mucosal vaccine platform	79		319	319	(240)
OCU200	260		400	400	(140)
Unallocated costs:
Research and development personnel costs	10,752		8,106	8,106	2,646
Facilities and other support costs	1,675		1,815	1,815	(140)
Other	1,465		1,149	1,149	316
Total research and development	$21,945	$—	$17,932	$17,932	$4,013
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to our quarterly reassessment of the amount of co-development services provided by us to the business partner in the collaboration agreement.
Research and development expense
Research and development expense increased by $4.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase of $2.6 million related to personnel costs, and an increase of $1.7 million in OCU410ST clinical trial expenses.

(34)

General and administrative expense
General and administrative expense increased by $2.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to increases of $1.3 million in stock based compensation and $0.8 million in personnel related expenses.
Interest income
The decrease in interest income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was minimal, driven by a lower average cash balance for the quarter ending March 31, 2026.
Interest expense
Interest expense, net increased by $3.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $1.4 million increase related to the coupon interest on our debt and on the Convertible Notes issued in May due semi-annually and amortization of the issuance cost of $1.9 million.
Loss on extinguishment of debt
The loss on extinguishment of debt of $2.4 million for the six months ended June 30, 2026, was a result of the payoff of our Avenue Capital Loan.
Change in fair value of derivative liability
The change in fair value of the derivative liability for the six months ended June 30, 2026, was a $1.9 million loss on the fair value of its derivative liability recorded in association with the Convertible Notes.
Other (expense)/income, net
Other (expense)/income, net changed by $(0.4) million with other expense of $(0.2) million for the six months ended June 30, 2026 compared to other income of $0.2 million for the six months ended June 30, 2025, primarily due to exchange rate fluctuation.
Liquidity and Capital Resources
As of June 30, 2026, we had approximately $100.1 million of cash and cash equivalents, along with $0.3 million of restricted cash. To date, we have not generated revenue from our product candidates. Our operations have been financed primarily through the sale of common stock, warrants, convertible notes and other debt instruments, as well as grant funding. Since our inception and through June 30, 2026, we have raised an aggregate $558.4 million to fund our operations, of which $383.7 million was from gross proceeds from the sale of our common stock and warrants, $140.3 million was from the issuance of convertible notes, $33.4 million was from the issuance of indebtedness, $0.8 million was from the royalty agreement and $0.2 million was from grant proceeds.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $(44.1) million and $(30.1) million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $452.1 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $16.2 million and indebtedness of $116.6 million.
The following table provides a summary of our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):
(35)

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(33,992)	$(30,087)
Net cash used in investing activities	(27)	(190)
Net cash provided by (used in) financing activities	115,352	(1,184)
Effect of changes in exchange rate on cash and restricted cash	151	(36)
Net increase (decrease) in cash, cash equivalents and restricted cash	$81,484	$(31,497)

In May 2026, we completed a private offering of $130.0 million aggregate principal amount of Convertible Notes, generating net proceeds of approximately $112.5 million after discounts, commissions, and offering expenses. We used approximately $32.7 million of the net proceeds from this offering, to fully repay and terminate our Avenue Capital Loan with the remaining proceeds available for general corporate purposes. The Convertible Notes are general unsecured obligations and bear interest at a rate of 6.75% per year payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The Convertible Notes mature on May 15, 2034, unless earlier repurchased, redeemed or converted.
Operating activities
Cash used in operating activities was $34.0 million for the six months ended June 30, 2026, and primarily consisted of a net loss of $44.1 million adjusted for non-cash items including amortization of debt issuance cost of $0.6 million, stock-based compensation of $5.2 million, depreciation and amortization of $1.2 million, non-cash lease expense of $0.6 million, non-cash expense from collaborative arrangements, net of $1.7 million, change in fair value of derivative liability $1.9 million, and loss on extinguishment of debt $2.4 million related to repayment of the Avenue Capital Loan.
Cash used in operating activities was $30.1 million for the six months ended June 30, 2025, and primarily consisted of a net loss of $30.1 million adjusted for non-cash items including stock-based compensation of $3.7 million, non-cash expense from collaborative arrangements, net of $1.8 million, non-cash lease expense of $0.6 million, and depreciation and amortization of $1.8 million.
Investing activities
Cash used in investing activities was $(0.03) million for the six months ended June 30, 2026, and primarily consisted of purchase of fixed assets. Cash used in investing activities was $(0.2) million for the six months ended June 30, 2025, were which primarily consisted of payments related to security deposits and the purchases of property and equipment.
Financing activities
Cash provided by financing activities was $115.4 million for the six months ended June 30, 2026 compared to cash used in financing activities of $1.2 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, cash provided by financing activities increased primarily due to the issuance of Convertible Notes in May 2026, proceeds from the equity offering in January 2026 and exercise of warrants, offset by the repayment of our Avenue Capital Loan and other cost related to the issuance of our Convertible Notes. During the six months ended June 30, 2025, cash used in financing activities primarily consisted of the repayment of EB-5 loans.
Contractual Obligations

We have commitments under certain licensing and development agreements, lease obligations, debt agreements, and consulting agreements. Except in connection with the issuance of Convertible Notes pursuant to the Indenture in May 2026, as described in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations as reported in our 2025 Annual Report.

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
(36)

Factors impacting our future funding requirements include, without limitation, the following:
▪the initiation, progress, timing, costs, and results of clinical trials for our product candidates;
▪the preparation and submission of Investigational New Drug applications, or INDs, with the FDA for current and future product candidates;
▪the outcome, timing, and cost of the regulatory approval process for our product candidates;

▪the timing and terms of the conversion of Convertible Notes under the Indenture;
▪the costs of manufacturing and commercialization;
▪the costs related to doing business internationally with respect to the development and commercialization of our product candidates;
▪the cost of filing, prosecuting, defending, and enforcing our patent claims and other intellectual property rights;
▪the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;
▪the acquisition of or in-licensing of additional product candidates and technologies;
▪the costs of expanding infrastructure to support our development, commercialization, and business efforts, including the costs related to the development of a laboratory and manufacturing facility;
▪the costs involved in recruiting and retaining skilled personnel;
▪the extent to which we in-license or acquire other products, product candidates, or technologies and out-license our product candidates;
▪the impact of geopolitical turmoil, macroeconomic conditions, social unrest, political instability, terrorism, or other acts of war; and
▪the changes in tariffs and indirect trade restraints, including increased costs associated with global and retaliatory tariff policies.
We have incurred recurring operating losses, generated negative cash flows from operations, and expects to continue to incur significant expenditures to support the research, development, and potential commercialization of its product candidates. We have funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. We have incurred net losses of approximately $44.1 million and $30.1 million for the six months ended June 30, 2026 and 2025, respectively. We have incurred net losses of approximately $24.9 million and $14.7 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $452.1 million and cash and cash equivalents totaling $100.1 million.

In January 2026, we raised approximately $20.7 million in net proceeds through an underwritten registered direct offering of shares of common stock. In March 2026, investors partially exercised outstanding warrants, resulting in $14.2 million in net proceeds. In May 2026, we completed a private offering of $130.0 million aggregate principal amount of Convertible Notes, generating net proceeds of approximately $112.5 million after discounts, commissions, and offering expenses. We used approximately $32.7 million of the net proceeds from this offering to fully repay and terminate the Avenue Capital Loan, with the remaining proceeds available for general corporate purposes.

Management believes these financing transactions strengthened our financial position and, based on our current cash, cash equivalents, and anticipated operating plans, provide us with increased flexibility to fund our operations and strategic priorities. However, management’s going concern assessment requires consideration of all known and reasonably knowable conditions and events through one year from the issuance date of these condensed consolidated financial statements, including our recurring operating losses, expected negative cash flows from operations, future clinical and commercialization expenditures, and obligations and uncertainties related our financing arrangements, including potential settlement and share reservation considerations associated with the convertible notes.

(37)

After evaluating these conditions and management’s plans, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Management continues to evaluate and pursue plans to mitigate these conditions, which may include raising additional capital, managing the timing and scope of operating expenditures, pursuing strategic partnerships or licensing arrangements, and other financing or corporate transactions. There can be no assurance that such plans will be successfully implemented, that additional financing will be available on acceptable terms, or at all, or that we will be able to execute our strategic plans within the required timeframe. If we are unable to obtain additional funding or otherwise successfully execute our plans when needed, we may be required to delay, reduce, or eliminate certain research and development programs and, commercialization activities, consider various strategic alternatives, including a merger or sale, or cease our operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2025 Annual Report except as noted below:
Derivative Liability
During the quarter ended June 30,2026, the Company adopted an accounting policy for derivative liabilities in connection with the issuance of convertible notes containing embedded conversion options that require bifurcation and separate accounting as derivative instruments under ASC 815, Derivatives and Hedging. As this is the first time the Company has entered into transactions containing such features, the adoption of this accounting policy relates to a new type of transaction and does not represent a change in accounting principle.
The Company evaluates the terms of its convertible instruments at issuance and at each reporting date to determine whether embedded conversion features require bifurcation from the host debt instrument. When bifurcation is required, the embedded conversion option is initially recognized as a derivative liability at fair value on the issuance date. The debt host is initially recorded at the residual amount after allocating the proceeds to the derivative liability. The derivative liability is subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations. The debt discount resulting from the initial allocation to the derivative liability is amortized to interest expense over the contractual term of the convertible notes using the effective interest method.
The fair value of the derivative liability is determined using appropriate valuation techniques that incorporate observable market data, when available, and significant unobservable inputs, as necessary. Accordingly, the derivative liability is generally classified within Level 3 of the fair value hierarchy.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based upon this
(38)

evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(39)

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of legal proceedings, see Note 15 in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors.
There have been no material changes in our risk factors as previously disclosed in our 2025 Annual Report and in the First Quarter 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, or future results.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
During the period covered by this Quarterly Report on Form 10-Q, there were no sales by us of unregistered securities or purchases of equity securities by us that were not previously reported by us in a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On June 5, 2026, Shankar Musunuri, the Chairman of the Board of Directors and Chief Executive Officer of the Company, adopted a Rule 10b5-1 Sales Plan (the "Plan") intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

The Plan provides, during the term commencing on September 9, 2026 and ending on September 9, 2027, for the potential periodic sale of up to 2,188,783 shares of common stock owned by Dr. Musunuri, directly or indirectly, and for the potential sale from time to time of up to 2,802,208 shares of common stock issuable upon the exercise of options granted to Dr. Musunuri.

No other director or officer, as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act, adopted, and no directors or officers of the Company terminated, any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, during the quarter ended June 30, 2026.

(40)

Item 6.    Exhibits.
The exhibits listed below are filed or furnished in this Quarterly Report on Form 10-Q:

Exhibit	Description

4.1
Indenture, dated as of May 7, 2026, between Ocugen, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026).

4.2
Form of 6.75% Convertible Senior Notes due 2034 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026).

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

(41)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocugen, Inc.

Dated: August 6, 2026	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer)

Dated: August 6, 2026	Treerita Johnson-Greene
Treerita Johnson-Greene, MBA Chief Financial Officer (Principal Financial Officer)
(42)