Form 10-Q
period 2026-09-30
Ocugen, Inc.
filed 2026-11-04
CIK 1372299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of October 30, 2026 there were 339,306,603 outstanding shares of the registrant's common stock, $0.01 par value per share.

OCUGEN, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

The forward-looking statements in this Quarterly Report on Form 10-Q and those contained in (i) our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on March 4, 2026 (the "2025 Annual Report") and (ii) our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026, and June 30, 2026 filed with the SEC on May 8, 2026 and August 6, 2026, respectively (collectively, the "2026 Quarterly Reports") include, among other things, statements about:
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
•the extent to which health epidemics and other outbreaks of communicable diseases, geopolitical turmoil, macroeconomic conditions, tariff policies, social unrest, political instability, terrorism, or acts of war could disrupt our business and operations, including impacts on our development programs, global supply chain, and collaborators and manufacturers; and
•other matters discussed under the heading "Risk Factors" contained in the 2025 Annual Report, the 2026 Quarterly Reports, as applicable, and in any other documents we have filed with the SEC.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, our 2025 Annual Report and our 2026 Quarterly Reports, particularly under the section titled "Risk Factors," as applicable, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, investments, or other significant transactions we may make.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
OCUGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$24,632	$18,571
Short-term investments	59,625	—
Prepaid expenses and other current assets	7,170	5,769
Total current assets	91,427	24,340
Property and equipment, net	12,711	14,392
Restricted cash	321	316
Other assets	3,602	4,468
Total assets	$108,061	43,516
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$5,074	$6,202
Accrued expenses and other current liabilities	12,683	14,733
Operating lease obligations	846	858
Convertible notes	83,117	—
Derivative liability	17,146	—
Current portion of long term debt	35	1,250
Total current liabilities	118,901	23,043
Non-current liabilities
Operating lease obligations, less current portion	2,821	3,494
Long term debt, net	1,743	27,542
Other non-current liabilities	2,277	1,603
Total non-current liabilities	6,841	32,639
Total liabilities	125,742	55,682
Commitments and contingencies (Note 15)
Stockholders' equity (deficit)
Preferred stock; $0.01 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; zero shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Common stock; $0.01 par value; 390,000,000 shares authorized, 339,428,103 and 312,501,472 shares issued, and 339,306,603 and 312,379,972 shares outstanding at September 30, 2026 and December 31, 2025, respectively	3,392	3,125
Treasury stock, at cost, 121,500 shares at September 30, 2026 and December 31, 2025	(48)	(48)
Additional paid-in capital	434,548	392,763
Accumulated other comprehensive income	146	61
Accumulated deficit	(455,719)	(408,067)
Total stockholders' equity (deficit)	(17,681)	(12,166)
Total liabilities and stockholders' equity (deficit)	$108,061	$43,516
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Collaborative arrangement revenue	$1,951	$1,752	$4,973	$4,606
Total revenue	1,951	1,752	4,973	4,606
Operating expenses
Research and development	12,500	11,149	34,445	29,081
General and administrative	7,204	8,228	22,563	21,446
Total operating expenses	19,704	19,377	57,008	50,527
Loss from operations	(17,753)	(17,625)	(52,035)	(45,921)
Other (expense) income:
Interest income	649	207	1,174	778
Interest expense	(3,090)	(1,314)	(8,886)	(3,856)
Loss on extinguishment of debt	—	—	(2,383)	—
Change in fair value of derivative liability	16,562	—	14,671	—
Other expense, net	34	(1,319)	(194)	(1,141)
Total other (expense) income	14,155	(2,426)	4,382	(4,219)
Net loss	$(3,598)	$(20,051)	$(47,653)	$(50,140)
Other comprehensive income (loss)
Foreign currency translation adjustment	26	46	179	10
Unrealized gain (loss) on available-for-sale debt securities	(93)	—	(93)	—
Comprehensive loss	$(3,665)	$(20,005)	$(47,567)	$(50,130)

Net loss attributable to common shareholders — basic and diluted	(3,598)	(20,051)	(47,653)	(50,140)
Weighted shares used in calculating net loss per common share — basic and diluted	339,214,302	304,003,247	335,188,753	296,066,314
Net loss per share attributable to common shareholders — basic and diluted	$(0.01)	$(0.07)	$(0.14)	$(0.17)

See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2025	312,501,472	$3,125	$(48)	$392,763	$61	$(408,067)	$(12,166)
Stock-based compensation expense	—	—	—	2,061	—	—	2,061
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	938,927	9	—	79	—	—	88
Issuance of common stock for capital raises, net	15,000,000	150	—	20,571	—	—	20,721
Issuance of common stock upon exercise of warrants	10,000,000	100	—	14,075	—	—	14,175
Other comprehensive income (loss)	—	—	—	—	103	—	103
Net loss	—	—	—	—	—	(19,177)	(19,177)
Balance at March 31, 2026	338,440,399	$3,384	$(48)	$429,549	$164	$(427,244)	$5,805
Stock-based compensation expense	—	—	—	1,880	—	—	1,880
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	725,994	6	—	581	—	—	587
Other comprehensive income (loss)	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	(24,877)	(24,877)
Balance at June 30, 2026	339,166,393	3,390	(48)	432,010	213	(452,121)	(16,556)
Stock-based compensation expense	—	—	—	2,363	—	—	2,363
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	261,710	2	—	175	—	—	177
Unrealized gain (loss) on available-for-sale debt securities	—	—	—	—	(93)	—	(93)
Other comprehensive income (loss)	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	(3,598)	(3,598)
Balance at September 30, 2026	339,428,103	$3,392	$(48)	434,548	$146	$(455,719)	(17,681)

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2024	291,489,058	$2,915	$(48)	$366,938	$48	$(340,221)	$29,632
Stock-based compensation expense	—	—	—	1,885	—	—	1,885
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	660,917	7	—	(252)	—	—	(245)
Other comprehensive income (loss)	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(15,350)	(15,350)
Balance at March 31, 2025	292,149,975	$2,922	$(48)	$368,571	$40	$(355,571)	$15,914
Stock-based compensation expense	—	—	—	1,844	—	—	1,844
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	163,586	2	—	59	—	—	61
Other comprehensive income (loss)	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	(14,739)	(14,739)
Balance at June 30, 2025	292,313,561	$2,924	$(48)	$370,474	$12	$(370,310)	$3,052
Stock-based compensation expense	—	—	—	1,976	—	—	1,976
Issuance of common stock for stock option exercises and restricted stock unit vesting, net	127,562	1	—	55	—	—	56
Issuance of common stock for capital raises, net of issuance costs	20,000,000	200	—	18,254	—	—	18,454
Other comprehensive income (loss)	—	—	—		46	—	46
Net loss	—	—	—	—	—	(20,051)	(20,051)
Balance at September 30, 2025	312,441,123	$3,125	$(48)	$390,759	$58	$(390,361)	$3,533
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(47,653)	$(50,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,724	2,786
Amortization of debt issuance cost	647	—
Amortization of note issuance costs	2,423	—
Non-cash interest expense	75	75
Non-cash lease expense	948	944
Non-cash income from collaborative arrangements, net	(3,482)	(2,684)
Stock-based compensation expense	7,186	5,705
Change in fair value of derivative liability	(14,671)	—
Loss on extinguishment of debt	2,383	—
Other	(54)	29
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,400)	(1,913)
Accounts payable and accrued expenses	3,076	2,105
Lease obligations	(933)	90
Net cash used in operating activities	(49,731)	(43,003)
Cash flows from investing activities
Purchases of short-term investments	(59,625)	—
Purchases of property and equipment	(176)	(150)
Payment of security deposits	—	(126)
Net cash used in investing activities	(59,801)	(276)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net	23,352	18,326
Proceeds from issuance of common stock upon exercise of warrants	15,000	—
Payment of equity issuance costs	(1,779)	—
Payment of warrant issuance costs	(825)	—
Payment of long term debt	(32,745)	(1,000)
Proceeds from issuance of convertible notes, net of discount	117,000	—
Payment of convertible note issuance costs	(4,490)	—
Net cash provided by financing activities	115,513	17,326
Effect of changes in exchange rate on cash and restricted cash	84	10
Net increase (decrease) in cash, cash equivalents and restricted cash	6,065	(25,943)
Cash, cash equivalents and restricted cash at beginning of period	18,887	58,821
Cash, cash equivalents and restricted cash at end of period	$24,953	$32,879
Supplemental schedule of cash flow information:
Cash paid for interest	$1,286	$3,127
Supplemental disclosure of non-cash investing and financing transactions:
Purchases of property and equipment in accounts payable	$—	$19
Right-of-use asset related to operating leases	$—	$1,316
See accompanying notes to condensed consolidated financial statements.

OCUGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business

Ocugen, Inc., together with its wholly owned subsidiaries ("Ocugen" or the "Company"), is a pioneering biotechnology company focused on developing and commercializing novel gene therapies to address blindness diseases with high unmet medical needs globally. The Company is headquartered in Malvern, Pennsylvania, and manages its business as one operating segment.
Going Concern
The Company has incurred recurring operating losses, generated negative cash flows from operations, and expects to continue to incur significant expenditures to support the research, development, and potential commercialization of its product candidates. The Company has funded its operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. The Company incurred net losses of approximately $3.6 million and $20.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company incurred net losses of approximately $47.7 million and $50.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $455.7 million and cash and cash equivalents and short-term investments totaling $84.3 million.
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
Management believes these financing transactions strengthened the Company’s financial position and, based on the Company’s current cash, cash equivalents, short-term investments, and anticipated operating plans, provide the Company with increased flexibility to fund its operations and strategic priorities. However, management’s going concern assessment requires consideration of all known and reasonably knowable conditions and events through one year from the issuance date of these unaudited condensed consolidated financial statements, including the Company’s recurring operating losses, expected negative cash flows from operations, future clinical and commercialization expenditures, and obligations and uncertainties related to the Company’s financing arrangements, including conversion terms of the Convertible Notes.
After evaluating these conditions and management’s plans, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. Management continues to evaluate and pursue plans to mitigate these conditions, which may include raising additional capital, managing the timing and scope of operating expenditures, pursuing strategic partnerships or licensing arrangements, and/or other financing or corporate transactions. There can be no assurance that such plans will be successfully implemented, that additional financing will be available on acceptable terms, or at all, or that the Company will be able to execute its strategic plans within the required timeframe. If the Company is unable to obtain additional funding or otherwise successfully execute its plans when needed, it may be required to delay, reduce, or eliminate certain research and development programs and commercialization activities, consider various strategic alternatives, including a merger or sale, or cease its operations.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements included herein have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for interim reporting. The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations, and cash flows. The unaudited condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosures of the Company normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted under the SEC's rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on March 4, 2026 (the "2025 Annual Report"). The unaudited condensed consolidated financial statements include the accounts of Ocugen and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accounting policies of the Company, as applied in the unaudited condensed consolidated financial statements presented herein, are substantially the same as presented in the Company’s 2025 Form 10-K filed on March 4, 2026, except as may be indicated below.

Use of Estimates
In preparing the unaudited condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include those used in the accounting for research and development contracts, including clinical trial accruals, determination of the collaborative arrangements' transaction price, calculating the progress towards the satisfaction of the performance obligations under the collaborative arrangements, determining the fair value of our derivative liability and determining the value of the non-cash consideration received under collaborative arrangements.
Segment Information
As of September 30, 2026, the Company viewed its operations and managed its business as one operating segment consistent with how the Company's chief operating decision-maker, the Company's Chief Executive Officer, makes decisions regarding resource allocation and assesses performance. As of September 30, 2026, substantially all of the Company's assets were located in the United States. Refer to Note 16 for additional information.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents may include bank demand deposits and money market funds that invest primarily in certificates of deposit, commercial paper, and U.S. government agency securities and treasuries. The Company records interest income received on its cash and cash equivalents to interest income in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded $0.6 million and $1.2 million as interest income for the three and nine months ended September 30, 2026, respectively. The Company recorded $0.2 million and $0.8 million as interest income for the three and nine months ended September 30, 2025, respectively. The Company's restricted cash balance as of September 30, 2026 consisted of cash held to collateralize a corporate credit card account and a line of credit related to an operating lease in the event of a payment default.
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the unaudited condensed consolidated balance sheets to the total amount shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$24,632	$32,565
Restricted cash	321	314
Total cash and restricted cash	$24,953	$32,879
Short-Term Investments
Short-term investments consist of investments in corporate debt securities with a maturity of greater than three months when acquired. The Company classifies these investments as available-for-sale securities. These investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity.
The Company evaluates its investments for other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of the market value. There were no other-than-temporary impairments during the quarter ended September 30, 2026.

Short-term investments consisted of the following at September 30, 2026 (in thousands):

	As of September 30, 2026
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Corporate debt securities	$59,718	$—	$(93)	$59,625
Total Short-term investments	$59,718	$—	$(93)	$59,625

The Company evaluates available-for-sale debt securities for credit losses in accordance with ASC 326. When an available-for-sale debt security is in an unrealized loss position, the Company evaluates whether the decline in fair value is attributable to credit-related factors. In making this assessment, the Company considers relevant information regarding the collectability of the security, including the financial condition and creditworthiness of the issuer, credit ratings, the extent and duration of the unrealized loss, and other relevant market and issuer-specific information.

As of September 30, 2026, the Company determined that no allowance for credit losses was required for its available-for-sale debt securities.

The amortized cost and estimated fair value of marketable debt securities as of September 30, 2026, are summarized below by contractual maturity dates (in thousands):

Contractual Maturity	Fair Value	Amortized Cost Basis
Within one year	$59,625	$59,718
Total	$59,625	$59,718

The above maturity information is based on the contractual maturity dates of the securities and does not reflect anticipated prepayments or early redemptions.
Fair Value Measurements
Management believes that the carrying value of certain financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, approximates their fair value due to the short-term nature of these instruments. The Company records its derivative liability at fair value (see Note 4).
The Company's short-term investments in corporate debt securities are carried at fair value. Fair value is determined using valuation techniques based on observable market inputs, including quoted prices for similar securities, benchmark yields, credit spreads, and other relevant market data, as applicable. Accordingly, these investments are classified within Level 2 of the fair value hierarchy, to the extent the significant inputs used in their valuation are observable.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash, and short-term investments in corporate debt securities classified as available-for-sale. The Company's cash and cash equivalents and restricted cash are held in accounts at financial institutions that may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant credit risk beyond the standard credit risk associated with commercial banking relationships.
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

Variable payments not dependent on an index or rate associated with the Company's leases are recognized when incurred. Variable payments include the Company's proportionate share of certain utilities and other operating expenses and are presented as operating expenses in the Company's unaudited condensed consolidated statements of operations and comprehensive loss in the same line item as expense arising from fixed lease payments.

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
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). The Company has issued stock-based compensation awards including stock options, restricted stock units ("RSUs"), both performance-condition based and market-condition based restricted stock units ("PSUs"), and also accounts for certain issuances of preferred stock and warrants in accordance with ASC 718. ASC 718 requires all stock-based payments, including grants of stock options, RSUs, and PSUs, to be recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For RSUs and the performance-condition based PSUs, the fair value of the RSU or PSU is determined by the market price of a share of the Company's common stock on the grant date. For market-based PSUs, the Company estimates grant date fair value using a Monte Carlo simulation model. The Company recognizes forfeitures as they occur.

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

Compensation cost is not adjusted based on the actual achievement of the market-based performance goals. Expense for stock-based compensation awards with performance condition-based and service-based vesting conditions is recognized ratably over the grantee’s requisite service period when it is considered probable that the performance condition will be satisfied. Expense related to stock-based compensation awards are recorded to research and development expense or general and administrative expense based on the underlying function of the individual that was granted the stock-based compensation award. Shares issued upon stock option exercise, PSU and RSU vesting are newly-issued common shares.
Estimating the fair value of stock options requires the input of subjective assumptions, including the expected term of the stock option, stock price volatility, the risk-free interest rate, and expected dividends. Estimating the fair value of PSUs requires the input of subjective assumptions, including stock price volatility, total shareholder return ("TSR") ranking, the risk-free rate, and expected dividends. The assumptions used in the Company's Black-Scholes option-pricing model and Monte Carlo simulation model represent management's best estimates and involve a number of variables, uncertainties, assumptions, and the application of management's judgment, as they are inherently subjective. If any assumptions change, the Company's stock-based compensation expense could be materially different in the future.
The assumptions used in the Company's Black-Scholes option-pricing model for stock options and in the Company's Monte Carlo simulation model for PSUs are as follows, unless noted otherwise:
Expected Term. As the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term, the expected term of employee stock options subject to service-based vesting conditions is determined using the "simplified" method, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option. This expected term assumption is not an assumption used in the Company's Monte Carlo simulation model for PSUs. The expected term of the PSUs is equal to the performance period of the PSUs.
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
Collaborative Arrangements and Revenue Recognition

The Company analyzes its collaborative arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements ("ASC 808") to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards. This assessment is performed throughout the life of the arrangements based on changes to the arrangements. For collaborative arrangements within the scope of ASC 808 the Company may analogize to FASB ASC Topic 606, Revenue from contracts with Customers (“ASC 606”) for certain elements.

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

Recently Adopted Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2026 on a prospective basis. The guidance is applicable to qualifying transactions occurring after the adoption date; accordingly, the Company applied the provisions of ASU 2024-04 to the Convertible Notes issued in May 2026. Refer to Note 9 for additional information regarding the convertible notes.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the guidance for estimating expected credit losses on accounts receivable and contract assets, requiring entities to apply a current expected credit loss model. This guidance is effective for annual periods beginning after December 15, 2025 and for interim periods thereafter. The Company adopted this standard effective January 1, 2026 on a prospective basis. As the Company does not have any accounts receivable or contract assets within the scope of this guidance, the adoption of ASU 2025-05 was not applicable and did not have an impact on the Company's consolidated financial statements or results of operations.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning with the year ended December 31, 2027 and for interim periods thereafter. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.
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

3.     License and Development Agreements
Co-Development and Commercialization Agreement with CanSino Biologics, Inc.
The Company entered into a co-development and commercialization agreement with CanSino Biologics, Inc. ("CanSinoBIO") with respect to the development and commercialization of the Company's modifier gene therapy product candidates, OCU400, OCU410, and OCU410ST. The co-development and commercialization agreement was originally entered into in September 2019 ("Original CanSinoBIO Agreement") with regards to OCU400 and was subsequently amended in September 2021 and November 2022 ("the Amendments"), to include OCU410 and OCU410ST, respectively. The Company concluded that the Original CanSinoBIO Agreement and the Amendments are separate agreements (collectively referred to as the "CanSinoBio Agreements"). Pursuant to the CanSinoBIO Agreements, the Company and CanSinoBIO are collaborating on the development of the Company's modifier gene therapy platform. CanSinoBIO is responsible for the chemistry, manufacturing, and controls development and manufacture of clinical supplies of such products and is responsible for the costs associated with such activities. CanSinoBIO has an exclusive license to develop, manufacture, and commercialize the Company's modifier gene therapy platform in and for China, Hong Kong, Macau, and Taiwan (the "CanSinoBIO Territory"), and the Company maintains exclusive development, manufacturing, and commercialization rights with respect to the Company's modifier gene therapy platform outside the CanSinoBIO Territory (the "Company Territory").
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

The services provided by CanSinoBIO are recorded as research and development expense as incurred and the difference between the revenue and expense recognized is recorded on the Company's balance sheet as deferred revenue within Accrued expenses and other current liabilities. The related revenue recognized was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $5.0 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as research and development expense and was approximately $1.5 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively. The related revenue recognized was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as collaborative arrangement revenue and was approximately $2.0 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. The related expense incurred for services provided by CanSinoBIO was recorded in the unaudited condensed consolidated statements of operations and comprehensive loss as research and development expense and was approximately $0.2 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively.

The deferred revenue was $2.4 million and $5.7 million as of September 30, 2026 and 2025, respectively. Revenue recognized for the nine months ended September 30, 2026, that was included in the deferred revenue balances as of January 1, 2026 was approximately $5.0 million. Revenue recognized for the nine months ended September 30, 2025, that was included in the deferred revenue balances as of January 1, 2025, was approximately $4.6 million.

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

The Company will recognize revenue related to the Kwangdong Agreement at a point in time when control of the manufactured product is transferred to Kwangdong. The specific point at which control transfers will be determined based on terms in the future supply agreement (e.g., title passage, shipping terms, acceptance provisions).
No revenue was recognized under the Kwangdong Agreement during the three and nine months ended September 30, 2026, as the Company did not deliver any manufactured product and therefore did not satisfy any portion of the combined performance obligation.
On the consolidated balance sheet, the Company classified the $0.8 million upfront payment as deferred revenue under other non-current liabilities as of September 30, 2026 and December 31, 2025. This amount will be recognized as revenue once the Company fulfills its overall performance obligation by delivering the manufactured products to Kwangdong.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	As September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money Market	$18,870	$—	$—	$18,870
Short-term investments	$—	$59,625	$—	$59,625
Total Assets	$18,870	$59,625	$—	$78,495
Liabilities:
Debt, net	$—	$1,778	$—	$1,778
Derivative liability	$—	$—	$17,146	$17,146
Total Liabilities	$—	$1,778	$17,146	$18,924

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money Market	$17,407	$—	$—	$17,407
Total Assets	$17,407	$—	$—	$17,407
Liabilities:
Debt, net	$—	$28,792	$—	$28,792
Total Liabilities	$—	$28,792	$—	$28,792

The Company estimates the fair value of borrowings under the EB-5 Loan Agreement, and the Avenue Capital Loan, which was settled as of September 30, 2026, using Level 2 inputs. The valuation technique applied is a discounted cash flow analysis. The discount rate utilized is derived from the Company's Incremental Borrowing Rate Analysis, which incorporates observable market interest rates and credit spreads for instruments with similar terms and maturities. Management believes the estimated fair value does not differ materially from the carrying value of these borrowings. See Note 10 for additional information.

In May 2026, the Company issued Convertible Notes (see Note 9) containing an embedded conversion feature that was determined to require bifurcation and separate accounting as a derivative liability under ASC 815. The embedded derivative was initially recognized at its estimated fair value upon issuance of the note and is recorded under current liabilities in the unaudited condensed consolidated balance sheet. This derivative liability is subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in the unaudited condensed consolidated statements of operations.
The fair value of the Company’s derivative liability is classified as Level 3 under the fair value hierarchy as it has been valued using a binomial model with certain observable and unobservable inputs. These inputs include: (1) Company's stock price ($1.03 as of September 30, 2026), (2) volatility (55.0% as of September 30, 2026, after applying a volatility haircut to the Company's equity volatility, (3) risk-free interest rate (5.2% based on a 7.6 year term), and (4) credit spread of 15.3%. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.
The following table sets forth a summary of the changes in fair value of the Level 3 liabilities for the nine months ended September 30, 2026 (in thousands):

Amount
Initial recognition of embedded derivative on May 7, 2026	$31,817
Change in fair value recognized in earnings	1,891
Balance at June 30, 2026	33,708
Change in fair value recognized in earnings	(16,562)
Balance as of September 30, 2026	$17,146
5.    Property and Equipment
The following table provides a summary of the major components of property and equipment as reflected on the unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Furniture and fixtures	$455	$455
Machinery and equipment	3,531	3,361
Leasehold improvements	15,944	16,089
Total property and equipment	19,930	19,905
Less: accumulated depreciation	(7,219)	(5,513)
Total property and equipment, net	$12,711	$14,392
Depreciation expense was $0.5 million and $0.6 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $1.7 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.
6    Prepaid Expenses and Other Current Assets
The following table provides a summary of the major components of prepaid expenses and other current assets as reflected on the consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Prepaid R&D	$4,545	$4,575
Prepaid subscriptions	738	427
Prepaid insurance	472	328
Interest receivable	536	—
Other	879	439
Total prepaid expenses and other current assets	$7,170	$5,769

7.    Operating Leases
The Company has commitments under operating leases for office, laboratory, and space to be used for manufacturing in Malvern, Pennsylvania and other locations. The lease for the Company's corporate headquarters, located in Malvern, Pennsylvania, has an initial term of approximately seven years and includes options to extend the lease for up to 10 years, which the Company has not elected to account for since it is not reasonably certain that the Company will exercise such option. The Company's current GMP facility, located in Malvern, Pennsylvania, lease has an initial term of seven years and includes an option to extend the lease for up to five years, which the Company has elected to account for since it is reasonably certain that the Company will exercise such option. The Company leases three other general use facilities, within the United States, which have initial terms of two to three years and contain no option to extend. The Company has leases in Canada and India which have initial terms of four to five years and contain no option to extend.

The Company's future minimum base rent payments are approximately as follows (in thousands):

For the years ending December 31,	Amount
Remainder of 2026	$312
2027	1,167
2028	1,185
2029	956
2030	380
Thereafter	660
Total	$4,660
Less: present value adjustment	(993)
Present value of minimum lease payments	$3,667
8.    Accrued Expenses and Other Current Liabilities
The following table provides a summary of the major components of accrued expenses and other current liabilities as reflected on the unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Research and development	$854	$274
Clinical	566	1,079
Professional fees	941	785
Employee-related	3,229	3,302
Deferred revenue relating to collaborative arrangements	2,426	5,907
Accrued interest expense	4,199	—
Other	468	3,386
Total accrued expenses and other current liabilities	$12,683	$14,733
9.     Convertible Notes
On May 7, 2026, the Company issued $115.0 million aggregate principal amount of 6.75% Convertible Notes due July 15, 2034. In connection with the offering of the Convertible Notes, the Company granted the initial purchaser of the Convertible Notes a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Convertible Notes on the same terms and conditions. On May 14, 2026, the Company issued an additional $15.0 million aggregate principal amount of Convertible Notes, pursuant to the exercise in full of such over-allotment option, for the total aggregate principal amount of $130.0 million. The net proceeds the Company received from the issuance of the Convertible Notes was $112.5 million, after deducting the purchase discounts and commissions and offering expenses payable by the Company. The Company used approximately $32.7 million of the net proceeds from the offering of the Convertible Notes to fully repay the outstanding obligations and prepayment fee under the Loan and Security Agreement (see Note 10) and to terminate that facility, with the remaining net proceeds to be used for general corporate purposes. The Convertible Notes are the Company's senior unsecured obligations and mature on May 15, 2034 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock as described below.
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

The Convertible Notes are not convertible prior to the earlier of May 15, 2027 and the Reserved Share Effective Date, the first date on which the Company has increased its authorized and unissued shares and reserved the maximum number of conversion shares solely for issuance upon conversion of the Convertible Notes, as such term is defined in the indenture that the Company entered into with the U.S. Bank Trust Company, National Association, as trustee (the "Indenture"), and unless and until the Reserved Share Effective Date occurs the Company is required to settle conversions solely in cash. As a result, the Convertible Notes, encompassing both the debt and derivative liability will remain classified as current liabilities on the balance sheet until the Reserved Share Effective Date. The Company committed to seek the stockholder approval necessary for the Reserved Share Effective Date. On September 21, 2026, the Company held a Special Meeting of Stockholders (the “Special Meeting”), at which the stockholders did not approve the proposal to adopt an amendment to the Company’s charter to increase the number of authorized shares of common stock (“Proposal 1”) and approved the proposal to adjourn the Special Meeting to solicit additional proxies to approve Proposal 1. The Special Meeting was adjourned to October 5, 2026 solely to provide additional time for Company’s stockholders to consider and vote on Proposal 1. On October 5, 2026, the Special Meeting was further adjourned to October 26, 2026 (the “Adjourned Special Meeting”), and the adjourned Special Meeting was then postponed and will be reconvened on December 22, 2026 for the stockholders to vote on Proposal 1. In addition, until stockholder approval is obtained under Nasdaq Listing Rule 5635(d), the maximum number of shares of common stock issuable upon conversion by physical settlement is limited to 67,629,947 shares (the "Exchange Cap"), with any conversions that would otherwise exceed the cap settled in cash.
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
The Company incurred approximately $17.5 million of issuance costs (including $13.0 million of debt discount) related to the issuance of the Convertible Notes. Of the $17.5 million of issuance costs, $16.3 million were recorded as a reduction to long-term debt on the unaudited condensed consolidated balance sheet and are amortized over the six-year period to May 15, 2032, the first point at which the Convertible Note are puttable by the holders, as described above, using the effective interest method.

For the three and nine months ended September 30, 2026, the Company recognized $0.7 million and $1.2 million, respectively as amortization of issuance cost on the unaudited condensed consolidated statements of operations. The remaining $1.2 million of issuance cost that was allocated to the conversion option was immediately expensed upon issuance to interest expense on the unaudited condensed consolidated statements of operations. The Company recorded $2.3 million and $4.2 million of interest expense during the three and nine months ended September 30, 2026, respectively relating to the coupon interest on the convertible notes due semi-annually.
The table below provides a breakdown of the Convertible Notes carrying value:

	September 30, 2026	December 31, 2025
Carrying value of Convertible Notes upon issuance	$98,183	$—
Unamortized issuance costs	(3,045)	—
Unamortized debt discount	(12,021)	—
Convertible Notes, net of issuance costs and debt discount	$83,117	$—
As of September 30, 2026, no Convertible Notes were convertible pursuant to their terms. The estimated fair value of the Convertible Notes was $91.0 million as of September 30, 2026. As of September 30, 2026, the if-converted value of the Convertible Notes did not exceed the principal value of those notes.
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

In connection with the aforementioned changes to the EB-5 Program, the Original Offering was amended in May 2023 (the "Amended Offering"). Pursuant to the terms and conditions of the Amended Offering, EB-5 Life Sciences now provides for cumulative borrowings of up to $20.0 million. Future borrowings can be made in increments of $0.8 million with a fixed interest rate of 4.0% per annum. Each future borrowing pursuant to the Amended Offering, as well as accrued unpaid interest, will become due upon the seventh anniversary of its disbursement date. The Company has not made any borrowings pursuant to the Amended Offering as of September 30, 2026. The Company repaid principal of $1.0 million during the nine months ended September 30, 2025.

The carrying values of the borrowings pursuant to the Original Offering as of September 30, 2026 and December 31, 2025 are summarized below (in thousands):

	September 30, 2026	December 31, 2025
Principal outstanding	$1,500	$1,500
Plus: accrued interest	335	259
Less: unamortized debt issuance costs	(57)	(68)
Carrying value, net	1,778	1,691
Less: current portion of long term debt	(35)	—
Long term debt, net of current portion	$1,743	$1,691
In November 2024, the Company entered into a Loan and Security Agreement with Avenue Capital Management II, L.P., as administrative agent and collateral agent (the “Agent”, together with Avenue I and Avenue II, “Avenue”), Avenue Venture Opportunities Fund II, L.P., as a lender (“Avenue 2”), and Avenue Venture Opportunities Fund, L.P., as a lender (“Avenue 1”, and together with Avenue 2, the “Lenders”) for net proceeds of $29.2 million. The Loan and Security Agreement had a maturity date of November 1, 2028, of which the first 24 months were interest only, and bore interest at a variable rate per annum equal to the greater of (i) the prime rate as reported in The Wall Street Journal plus 4.25% or (ii) 12.25%. Additionally, the Lenders had the right to convert an aggregate amount of up to $6.0 million of the outstanding principal amount into shares of common stock at a conversion price per share equal to 80% of the trading price on the date of conversion, which would be at Lenders' option. In the event the Company elects to prepay the term loans in full, Lenders would have 10 days to elect to exercise their conversion right prior to such prepayment. All conversion rights terminated upon the term loan payoff. Notwithstanding the foregoing, the aggregate amount of common stock that could have been issued pursuant to the “Conversion Right” and the “Equity Grant” could not exceed a number of shares equal to 19.9% of the Company’s outstanding common stock. The agreement was collateralized by all of the Company’s assets in which the Agent was granted a senior secured lien. The Company also granted the Lenders a negative pledge on the Company’s intellectual property. In connection with the Loan and Security Agreement, the Company entered into a Subscription Agreement with the Lenders, pursuant to which the Company issued 1,056,338 shares of common stock to the Lenders with an issue date of November 6, 2024.
On May 7, 2026, the Company used approximately $32.7 million of the net proceeds from its offering of Convertible Notes (See Note 9) to fully repay the Company's obligations under the Loan and Security Agreement, including payment of the related prepayment fee and expenses, and terminated the Loan and Security Agreement and all related loan documents. The Company recognized a loss on extinguishment of debt of $2.4 million during the nine months ended September 30, 2026, in the unaudited condensed consolidated statements of operations.
The carrying values of the borrowings pursuant to the Loan and Security Agreement as of September 30, 2026 and December 31, 2025 are summarized below (in thousands):

	September 30, 2026	December 31, 2025
Principal outstanding	$—	$30,000
Plus: accrued interest	—	—
Less: unamortized debt issuance costs	—	(2,899)
Carrying value, net	—	27,101
Less: current portion of long term debt	—	(1,250)
Long term debt, net of current portion	$—	25,851

For the nine months ended September 30, 2026 and September 30, 2025, the Company recognized interest expense of approximately $5.6 million and $2.5 million respectively, including amortization of debt issuance cost of $3.3 million and $0.6 million, respectively. For the three months ended September 30, 2025 the Company recognized interest expense of approximately $1.3 million including amortization of debt issuance cost of $0.3 million. No interest expense or amortization of debt issuance costs was recognized for the three months ended September 30, 2026 as the loan was fully repaid during the second quarter.

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

Warrant Exercises

In March 2026, the holder exercised warrants to purchase 10,000,000 shares of common stock for aggregate gross proceeds of $15.0 million. The warrants were exercised at an exercise price of $1.50 per share. The aggregate net proceeds received of $14.2 million were recorded as an increase to common stock and additional paid-in capital.

2026 Underwritten Registered Direct Offering

In January 2026, the Company completed an underwritten registered direct offering of 15,000,000 shares of common stock at an offering price of $1.50 per share of common stock, resulting in gross proceeds of $22.5 million. The Company received net proceeds of approximately $20.7 million, after deducting underwriting commissions and other offering expenses.

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
As of September 30, 2026 and December 31, 2025, approximately 10.6 million and 20.6 million warrants were vested and outstanding, respectively. The outstanding warrants had a weighted‑average exercise price of approximately $1.78 per share at September 30, 2026 and approximately $1.64 per share at December 31, 2025, and are scheduled to expire between November 2026 and September 2027.

13.    Stock-Based Compensation
Stock-based compensation expense for stock options, RSUs and PSUs is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
General and administrative	$1,137	$1,209	$4,671	$3,412
Research and development	818	767	2,515	2,293
Total	$1,955	$1,976	$7,186	$5,705
As of September 30, 2026, the Company had $17.1 million of unrecognized stock-based compensation expense related to stock options, RSUs and PSUs outstanding, which is expected to be recognized over a weighted-average period of 1.9 years.
Equity Plans
The Company maintains two equity compensation plans, the 2014 Ocugen OpCo, Inc. Stock Option Plan (the "2014 Plan") and the Ocugen, Inc. 2019 Equity Incentive Plan (the "2019 Plan", collectively with the 2014 Plan, as amended, the "Plans"). On the first business day of each fiscal year, pursuant to the "Evergreen" provision of the 2019 Plan, the aggregate number of shares that may be issued under the 2019 Plan will automatically increase by a number equal to the lesser of 4% of the total number of shares of the Company's common stock outstanding on December 31st of the prior year, or a number of shares determined by the Board of Directors. As of September 30, 2026, the 2019 Plan authorized the granting of equity awards for up to a total of 62.8 million shares of the Company's common stock. The 2019 Plan had 5.6 million shares of the Company's common stock remaining available for future grant of equity awards as of September 30, 2026. In addition to stock options, PSUs and RSUs granted under the Plans, the Company has granted certain stock options and RSUs as material inducements to employment in accordance with Nasdaq Listing Rule 5635 (c)(4), which were granted outside of the Plans.
Stock Options to Purchase Common Stock
The following table summarizes the Company's stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2025	24,561,750	$1.58	7.6	$7,505
Granted	10,288,285	1.39		4
Exercised	(1,405,236)	0.92		913
Forfeited	(3,570,713)	1.56		1,162
Expired	(9,382)	2.94		—
Options outstanding at September 30, 2026	29,864,704	$1.55	7.5	$2,409
Vested and expected to vest at September 30, 2026	29,864,704	$1.55	7.5	$2,409
Options exercisable at September 30, 2026	14,828,230	$1.87	6.0	$1,715

The weighted average grant date fair values of stock options granted during the three and nine months ended September 30, 2026 were $1.11 and $1.16, respectively. The weighted average grant date fair values of stock options granted during the three and nine months ended September 30, 2025 were $0.91 and $0.79, respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2026 were $0.7 million and $4.5 million, respectively. The total fair values of stock options vested during the three and nine months ended September 30, 2025 were $0.1 million and $4.9 million, respectively.
RSUs
The following table summarizes the Company's unvested RSU activity:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested at December 31, 2025	851,652	$1.13
Granted	3,287,465	1.38
Vested	(764,589)	1.21
Forfeited	(740,286)	1.37
RSUs unvested at September 30, 2026	2,634,242	$1.35
PSUs
In December 2023, pursuant to the 2019 Plan, the Compensation Committee of the Company's Board of Directors adopted a form of performance restricted stock unit agreement (the "PSU Agreement"). Pursuant to the PSU Agreement, the Company granted 615,467, 256,885 and 3,314,445 of market-based performance stock units at target on January 2, 2024, April 16, 2024, and January 2, 2025, respectively. The PSUs granted in 2024 cliff vest after the requisite service period ending on December 31, 2026. The PSUs granted in 2025, cliff vest after the requisite period ending on December 31, 2027. The PSUs have the potential to be earned at between 0% and 200% of the number of awards granted depending on the level of growth of the

Company's total shareholder return ("TSR") as compared to the TSR of the companies within the Nasdaq Biotechnology Index over the performance period. The fair value of the market-based PSUs was determined using a Monte Carlo simulation model.
In the fourth quarter of 2025, the Compensation Committee of the Company's Board of Directors conducted a review, with its compensation consultant, of total equity ownership of the Company’s Chief Executive Officer, Dr. Shankar Musunuri, as compared to founder chief executive officers in the Company’s peer group. On December 12, 2025, upon recommendation of the Compensation Committee, the Board approved an award of 9,369,604 PSUs (the “2026 PSUs”) to Dr. Musunuri, in addition to Dr. Musunuri’s regular annual equity award, which were granted on January 2, 2026.
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
•2026 PSUs: A target award granted on January 2, 2026 of 9,369,604 PSUs, of which 6,000,000 PSUs are subject to the Letter Agreement. The 2026 PSUs vest upon the achievement of specified performance and market conditions.
•2025 Performance-Based Restricted Stock Units (“2025 PSUs”): A target award granted on January 2, 2025 of 1,388,889 PSUs, of which 1,000,000 PSUs are subject to the Letter Agreement. The 2025 PSUs vest based on the Company’s relative stock performance compared to a peer index over a three-year performance period.

Under the Letter Agreement, vesting of the Covered Awards continues in accordance with the original award agreements and the 2019 Plan. In addition, vested Covered Awards are not subject to forfeiture solely as a result of the authorized share shortfall. With respect to the Covered Options, exercisability of the 2,000,000 options subject to the Letter Agreement is suspended until an authorized share increase becomes effective. The contractual expiration date and post-termination exercise provisions are otherwise unchanged; however, if the suspension of exercisability continues beyond 90 days after the original expiration date, the option term is automatically extended for the length of the suspension to preserve the option’s original economic life. For PSUs that vest, settlement in shares is deferred until an authorized share increase becomes effective. In the event that the Company does not receive stockholder approval of the adoption of an authorized share increase by December 31, 2026, Dr. Musunuri will be entitled to settle certain PSUs in cash upon vesting, as applicable, and the Company would be required to pay interest on the cash settlement amounts as well as a tax gross-up. If the authorized share increase is not effective by March 15 of the calendar year following the year of vesting, the Company must either deliver shares from alternative sources or settle the vested PSUs in cash, at Dr. Musunuri's election, based on fair market value as of the vesting date.
The Company evaluated the Letter Agreement under ASC 718-20-35-2A to assess whether modification accounting was required for each category of Covered Awards.
Options — The Company concluded that the Letter Agreement modified the original grant by introducing a performance condition related to the increase in authorized shares which is necessary for the options to become exercisable. Since the share increase is outside the control of the Company and cannot be considered probable, the Letter Agreement was determined to be a probable to improbable, or Type II, modification. In this case, ASC 718 requires expense measurement and recognition to continue under the original terms of the option grant. Accordingly, the Company continued to recognize the expense associated with the options in normal course during the nine months ended September 30, 2026.
2026 PSUs — Based on the expected order in which the 2026 PSU tranches will vest, the Company determined that the Letter Agreement's settlement restrictions apply to the performance-condition tranches, which were not probable of vesting at either the grant date or the Letter Agreement date. The market-condition tranche is not subject to the Letter Agreement’s restrictions. Because the tranches subject to the Letter Agreement were not probable of vesting both immediately before and after the Letter Agreement, the Company has not recognized compensation cost for those PSUs.
2025 PSUs — The Letter Agreement introduced a contingent cash settlement feature, which resulted in a change in the classification of the 2025 PSUs. The Company concluded that the contingent cash settlement feature requires liability classification because it cannot be considered probable that the authorized share limitation will be resolved prior to the date on which cash settlement would be available to Dr. Musunuri. Accordingly, the 1,000,000 2025 PSUs subject to the Letter Agreement were classified as other non-current liability. The 2025 PSUs subject to the Letter Agreement were remeasured at fair value on the modification date, with subsequent remeasurements to occur at each reporting date. As a result of applying modification accounting in the first quarter, compensation cost was reduced to align with the liability's fair value.
During the nine months ended September 30, 2026, the Company recognized a reduction in stock-based compensation expense of $0.4 million related to modification of the 2025 PSUs, reflecting the fair value of the liability. As of September 30, 2026, $0.9 million was recorded in Other non-current liability related to the modified PSU awards.
The following table summarizes the unvested PSU activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
PSUs unvested at December 31, 2025	4,186,797	$1.61
Granted	9,369,604	$0.23
Vested	—	$—
Forfeited	(1,717,762)	$1.74
PSUs unvested at September 30, 2026	11,838,639	$1.51
14.    Net Loss Per Share of Common Stock
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss attributable to common shareholders— basic and diluted	$(3,598)	$(20,051)	$(47,653)	$(50,140)
Weighted shares used in calculating net loss per common share — basic and diluted	339,214,302	304,003,247	335,188,753	296,066,314
Net loss per share attributable to common shareholders — basic and diluted	$(0.01)	$(0.07)	$(0.14)	$(0.17)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have been antidilutive:

	September 30,
	2026	2025
Stock options to purchase common stock	29,864,704	23,898,280
RSUs	2,634,242	917,529
PSUs	11,838,639	4,186,797
Warrants	10,628,664	20,628,664
Convertible Note	67,629,947	—
Total	122,596,196	49,631,270
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
Contingencies

In April 2024, a securities class action lawsuit was filed against the Company and certain of its agents in the United States District Court for the Eastern District of Pennsylvania ("Court") (Case No. 2:24-cv-01500) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the Company's previously-issued audited consolidated financial statements for each fiscal year beginning January 1, 2020 and its previously-issued unaudited condensed consolidated financial statements for each of the first three quarters in such years and the effectiveness of the Company's disclosure controls and procedures during each such period. The complaint sought unspecified damages, interest, attorneys' fees, and other costs. In October 2024, the lead plaintiff filed an amended complaint, and in December 2024, the Company filed a motion to dismiss. In February 2025, the lead plaintiff filed an opposition to the motion to dismiss, and the Company filed a reply in support of the motion to dismiss in March 2025. In July 2025, the Company’s motion to dismiss, with prejudice, was granted. The lead plaintiff appealed to the United States Court of Appeals for the Third Circuit ("Third Circuit") regarding the order that was entered in July 2025, which dismissed the action with prejudice. The lead plaintiff’s appellant's brief and joint appendix were filed in October 2025, the Company’s appellees’ brief was filed in December 2025, and the lead plaintiff’s reply brief was filed in January 2026. The Third Circuit heard oral argument in June 2026. In September 2026, the Third Circuit vacated the Court’s judgment and remanded to the Court to consider additional arguments raised by the Company in its motion to dismiss. In October 2026, the Company filed a Petition for Rehearing seeking Third Circuit en banc review of the panel’s September 2026 ruling. The Petition for Rehearing was denied on October 30, 2026, but the mandate returning the case to the Court has not yet been issued.

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

Because the Third Circuit has not yet issued a mandate returning the securities class action to the Court, the stays currently remain in effect.

In October 2025, a class action lawsuit was filed against the Company in the Delaware Court (Case No. 2025-1214) that purported to state claims for breach of contract, declaratory judgment under 8 Del. C. § 225(b) and declaratory judgment under 10 Del. C. § 6501 based on allegations that the Company breached provisions of the Company’s charter and attempted to evade the voting threshold in the Company’s charter. The complaint sought unspecified damages, interest, attorneys’ fees and other costs among injunctive relief and other governance related actions and declarations. On February 12, 2026, the Company filed a petition (the “Petition”) in the Delaware Court pursuant to Section 205 of the Delaware General Corporation Law seeking validation of the Certificate of Amendment to the Company’s charter increasing the Company’s number of authorized shares of common stock, and all shares of the Company’s common stock issued in reliance on the effectiveness and validity thereof. Concurrently with the filing of the Petition, the Company filed a motion to expedite the hearing on the Petition, which was held on May 6, 2026. At the hearing, the Delaware Court validated the Certificate of Amendment and declared it effective and declared valid all shares of the Company's common stock issued after the effectiveness of the Certificate of Amendment on July 11, 2024. In July 2026, the Delaware Court entered an amended stipulation and order dismissing the class action complaint as moot given the decision in the Section 205 action and retained jurisdiction of the action solely for the purpose of adjudicating any future fee and expense application in connection with the mooted claims.

The Company believes that these lawsuits are without merit and intends to vigorously defend against them. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to the Company. No information is available to indicate that it is probable that a loss has been incurred and can be reasonably estimated as of the date of the unaudited condensed consolidated financial statements and, as such, no accrual for the loss has been recorded within the unaudited condensed consolidated financial statements.

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
The measure of segment assets is reported on the balance sheet as total assets.
The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Collaborative arrangement revenue	$1,951	$1,752	$4,973	$4,606
Less:
OCU400	2,986	3,616	6,502	7,463
OCU410 and OCU410ST	2,834	1,373	6,799	3,675
NeoCart	61	19	279	25
COVAXIN	3	—	13	—
Inhaled mucosal vaccine platform	145	67	224	399
OCU200	47	131	307	530
Unallocated costs:
Research and development personnel costs	5,284	4,353	16,036	12,454
Facilities and other support costs	837	864	2,646	2,665
Other	303	726	1,639	1,870
Total research and development	12,500	11,149	34,445	29,081
General and administrative	7,204	8,228	22,563	21,446
Total operating expenses	19,704	19,377	57,008	50,527
Loss from operations	(17,753)	(17,625)	(52,035)	(45,921)
Other income (expense):
Interest Income	649	207	1,174	778
Interest Expense	(3,090)	(1,314)	(8,886)	(3,856)
Loss on extinguishment of debt	—	—	(2,383)	—
Change in fair value of derivative liability	16,562	—	14,671	—
Other (expense) income, net	34	(1,319)	(194)	(1,141)
Total other (expense) income	14,155	(2,426)	4,382	(4,219)
Segment and consolidated net loss	$(3,598)	$(20,051)	$(47,653)	$(50,140)

17.    Subsequent Event

On October 13, 2026, Ocugen entered into an Exclusive License Agreement (the “License Agreement”) with Roots Pharmaceutical Company WLL (“Roots”), pursuant to which Roots was granted an exclusive, non-sublicensable, royalty-bearing license to commercialize OCU400 in the Middle East and North Africa.

Under the License Agreement, the Company will receive (i) an up-front license fee and potential regulatory and development milestone payments of up to $4.0 million in the aggregate; and (ii) payments upon achievement of certain sales milestones of up to $255.0 million. Additionally, Ocugen will receive a royalty of 22% on net sales of the licensed product generated by Roots in the Territory. On October 13, 2026, Ocugen and Roots also entered into a commercial supply agreement, pursuant to which Ocugen will manufacture and supply the licensed product to Roots.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements for the year ended December 31, 2025, included in our 2025 Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the "Risk Factors" section included in our 2025 Annual Report and 2026 Quarterly Reports, as applicable, and "Disclosure Regarding Forward-Looking Statements" section in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview

We are a pioneering biotechnology company focused on developing and then commercializing novel gene therapies to address blindness diseases with high unmet medical needs globally.

Novel Modifier Gene Therapy Platform —

Ocugen’s modifier gene therapy platform underpins all of our late-stage clinical development programs and has the potential to address significant unmet medical needs across large global patient populations through a gene-agnostic approach. Unlike traditional gene therapies and gene-editing technologies that target a single gene mutation, our modifier gene therapy platform is designed to address the underlying disease biology and potentially restore balance across multiple gene networks – potentially enabling us to address large, underserved patient populations rather than narrow single-gene subsets.

We are currently advancing late-stage clinical development programs for inherited retinal diseases and other causes of blindness that we believe affect millions worldwide, including retinitis pigmentosa (“RP”), Stargardt disease, and geographic atrophy (“GA”), an advanced form of dry age-related macular degeneration (“AMD”).

Our pipeline:

OCU400

OCU400 is an investigational product being developed for early to advanced cases of RP, spanning pediatric to adult populations, including clinical and/or genetic diagnosis with both syndromic and non-syndromic forms of the disease.

Our long-term, 3-year Phase 1/2 data for OCU400 were assessed in evaluable subjects and built on prior 2-year results suggesting consistent and clinically meaningful results – approximately 2-line low luminance visual acuity ("LLVA") improvement in treated eyes compared with untreated fellow eyes in 8 evaluable subjects across multiple genotypes. Additionally, OCU400 appears to have a favorable durability, safety and tolerability profile with no reported treatment-related serious adverse events or adverse events of interest. To date, we have completed enrollment in the Phase 3 liMeliGhT clinical trial for OCU400 (N=140 subjects), reflecting strong interest from investigators and patients; and we believe we have gained alignment with the U.S. Food and Drug Administration (“FDA”) on the study design, including primary and secondary endpoints. Topline Phase 3 data is expected in the first quarter of 2027, with plans to submit a biologics license application ("BLA") shortly after.

OCU400 has been granted Regenerative Medicine Advanced Therapy (“RMAT”) designation and Orphan Drug Designation (“ODD”) by the FDA, and Orphan Medicinal Product Designation (“OMPD”) and Advanced Therapy Medicinal Product (“ATMP”) classification by the European Medicines Agency (“EMA”). Orphan designations provide certain incentives, including potential market exclusivity upon approval. The FDA acknowledged the regulatory eligibility to rolling BLA submission by virtue of our RMAT designation for OCU400, but under the FDA’s general policy, we would need to submit topline Phase 3 data in a pre-BLA meeting prior to the FDA agreeing to a rolling submission schedule.

In September 2026, OCU400 was granted provisional approval and priority designation from the Longevity and Regenerative Therapies Act (“LARTA”) Board, the regulatory agency responsible for reviewing and approving longevity and regenerative therapy programs within the Commonwealth of The Bahamas. In connection with LARTA’s approval, Ocugen will supply

OCU400 through an expanded access program (“EAP”), with the goal of treating the first RP patient within 90 days, following full LARTA approval.

OCU410ST

OCU410ST is an investigational product being developed for the treatment of Stargardt disease, a rare inherited retinal disease (“IRD”) associated with 1,200+ mutations of the ABCA4 gene. OCU410ST delivers the RORA (Retinoic Acid Receptor ("RAR") Related Orphan Receptor A) gene and is designed to act independently of the specific ABCA4 mutation.

The OCU410ST Phase 1 clinical trial was an open-label, fellow-eye controlled study with safety as the primary endpoint. Observed efficacy in evaluable subjects (N=6) demonstrated that atrophic lesions grew slower by 54% at 12 months for evaluable treated eyes compared to untreated eyes. In the secondary endpoint- Best Corrected Visual Acuity ("BCVA"), treated eyes showed an improvement with 1-line (6 ETDRS Letter) gain in the visual acuity when compared to untreated eyes. Additionally, 100% of evaluable treated eyes (N=6) demonstrated stabilization or improvement vs. untreated eyes in visual function. In evaluable subjects (N=6), the rate of ellipsoid zone (“EZ”) loss was 116% slower in OCU410ST-treated eyes compared to untreated eyes at 12 months, demonstrating preservation or stabilization in photoreceptor integrity. The untreated eyes showed expected growth in atrophy. There have been no reported treatment-related serious adverse events or adverse events of interest to date.

OCU410ST has been granted ODD and Rare Pediatric Disease Designation (“RPDD”) by the FDA, and OMPD designation and ATMP classification by the EMA. The Committee for Medicinal Products for Human Use ("CHMP") of the EMA reviewed the study design, endpoints and planned statistical analysis of the ongoing pivotal confirmatory OCU410ST Phase 2/3 GARDian3 clinical trial and provided initial feedback that a single U.S. based trial may be acceptable to support a Marketing Authorization Application ("MAA") in the EU.

We completed enrollment in the Phase 2/3 pivotal confirmatory trial (N=63 subjects) early, in just nine months, and expect topline Phase 3 results in the second quarter of 2027, followed by a BLA submission in mid-2027.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 8, 2026, after completing a pre-specified interim analysis of atrophic lesion size in the Phase 2/3 clinical trial of OCU410ST in Stargardt disease, the independent Data Monitoring Committee (“DMC”) recommended continuing the study according to the protocol except with a modification to obtain 8 months of follow up on lesion size in the entire study population. We are currently planning to continue the study to month 12 to analyze full data sets from all enrolled subjects.

OCU410

OCU410 is an investigational product being developed for the treatment of GA, secondary to dry AMD, a leading cause of severe central vision loss and legal blindness worldwide.

In March 2026 we announced 12-month topline data from the Phase 2 ArMaDa2 clinical trial. Key findings include a 31% reduction in lesion growth in the optimal dose (“medium”) group compared to control (p< 0.05); 27% slower rate of EZ loss compared to control, indicating structural preservation of photoreceptors, which is believed to correlate with visual function; and 55% of treated patients demonstrating ≥30% lesion size reduction vs. control.

OCU410, which has been granted RMAT designation by the FDA, and ATMP classification by the EMA, initiated its global Phase 3 trial, ArMaDa3, and dosed the first subject in the third quarter of 2026. The initiation of dosing followed the successful completion of a Type B End-of-Phase 2 (“EOP2”) meeting with the Center for Biologics Evaluation and Research (“CBER”) of the FDA in June 2026, resulting in alignment on Phase 3 design elements, including primary and secondary endpoints, dose, adaptive design, and a single pivotal trial pathway to potentially support a BLA submission.

Additional Development Programs

Novel Biologic Therapy for Retinal Diseases — OCU200 is an investigational, novel recombinant fusion protein consisting of two human proteins, tumstatin and transferrin. OCU200 is designed to treat vascular complications of diabetic macular edema ("DME"), diabetic retinopathy ("DR"), and wet age-related macular degeneration ("AMD"). Tumstatin is the active component of OCU200 and binds to integrin receptors, which play a crucial role in disease pathogenesis. Transferrin is expected to facilitate the targeted delivery of tumstatin into the retina and choroid and potentially help increase the interaction between tumstatin and integrin receptors. OCU200 Phase 1 clinical trial enrollment was completed in the first quarter of 2026.

Inhaled Mucosal Vaccine Platform — Our next-generation, investigational inhaled mucosal vaccine platform includes OCU500, a COVID-19 vaccine. We have completed IND-enabling studies and GMP manufacturing of clinical trial material for OCU500. The Company is collaborating with the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health, for the Phase 1 clinical trial for OCU500. NIAID is responsible for conducting and funding these studies, including contracting with clinical sites and service providers. The Company supplies investigational product for use in the studies and incurs only those costs for which it is directly responsible. Accordingly, costs funded directly by NIAID are not included in the Company's research and development expenses. NIAID initiated the Phase 1 clinical trial for OCU500 in the second quarter of 2026.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes the results of our operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,
	2026	2025	Change
Collaborative arrangement revenue	$1,951	$1,752	$199
Total Revenue	1,951	1,752	199
Operating expenses
Research and development	12,500	11,149	1,351
General and administrative	7,204	8,228	(1,024)
Total operating expenses	19,704	19,377	327
Loss from operations	(17,753)	(17,625)	(128)
Other income (expense):
Interest expense	(3,090)	(1,314)	(1,776)
Interest income	649	207	442
Change in fair value of derivative liability	16,562	—	16,562
Other (expense) income, net	34	(1,319)	1,353
Total other (expense) income	$14,155	$(2,426)	$16,581
Net loss	$(3,598)	$(20,051)	$(16,453)
The following table summarizes our research and development expenses by product candidate for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,
	2026	2025	Change
OCU400	$2,986	$3,616	$(630)
OCU410 and OCU410ST	2,834	1,373	1,461
NeoCart	61	19	42
COVAXIN	3	—	3
OCU500	145	67	78
OCU200	47	131	(84)
Unallocated costs:
Research and development personnel costs	5,284	4,353	931
Facilities and other support costs	837	864	(27)
Other	303	726	(423)
Total research and development	$12,500	$11,149	$1,351
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due to our quarterly assessment of the amount of co-development services provided by us to our business partner in the collaboration agreement.
Research and development expense

Research and development expense increased by $1.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to $1.5 million of expenses related to OCU410 and OCU410ST which were driven by an increase in clinical and milestone payments for the three months ended September 30, 2026. This increase is also related to $0.9 million of additional personnel related costs due to higher headcount during the three months ended September 30, 2026. These increases were partially offset by a $0.6 million decrease in OCU400 related expenses, driven by a decrease in clinical activities and a $0.4 million decrease in other costs related to research and development consulting during the three months ended September 30, 2026.
General and administrative expense
General and administrative expense decreased by $1.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to external professional services fees.
Interest income
Interest income increased by $0.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a higher average cash balance and short-term investments for the three months ended September 30, 2026.
Interest expense
Interest expense increased by $1.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily attributable to interest incurred on our Convertible Notes which were issued during the second quarter of 2026.
Change in fair value of derivative liability
The change in fair value of the derivative liability increased by $16.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was due to the remeasurement of the derivative liability related to the Convertible Notes issued during the second quarter of 2026.
Other (expense) income, net
Other (expense) income, net decreased by $1.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily due to a one-time contract termination fee which occurred in the third quarter of 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes the results of our operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025	Change
Collaboration revenue	$4,973	$4,606	$367
Total revenues	4,973	4,606	367
Operating expenses
Research and development	34,445	29,081	5,364
General and administrative	22,563	21,446	1,117
Total operating expenses	57,008	50,527	6,481
Loss from operations	(52,035)	(45,921)	(6,114)
Other income (expense):
Interest income	1,174	778	396
Interest expense	(8,886)	(3,856)	(5,030)
Loss on extinguishment of debt	(2,383)	—	(2,383)
Change in fair value of derivative liability	14,671	—	14,671
Other (expense) income, net	(194)	(1,141)	947
Total Other (expense) income, net	4,382	(4,219)	8,601
Net loss	$(47,653)	$(50,140)	$2,487

The following table summarizes our research and development expenses by product candidate for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025	Change
OCU400	$6,502	$7,463	$(961)
OCU410 and OCU410ST	6,799	3,675	3,124
NeoCart	279	25	254
COVAXIN	13	—	13
OCU500	224	399	(175)
OCU200	307	530	(223)
Unallocated costs:
Research and development personnel costs	16,036	12,454	3,582
Facilities and other support costs	2,646	2,665	(19)
Other	1,639	1,870	(231)
Total research and development	$34,445	$29,081	$5,364
Collaborative arrangement revenue
Collaborative arrangement revenue increased by $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to our quarterly assessment of the amount of co-development services provided by us to our business partner in the collaboration agreement.

Research and development expense
Research and development expense increased by $5.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to $3.6 million of additional personnel related costs due to higher headcount for the nine months ended September 30, 2026. The increase also relates to $3.1 million of expenses related to OCU410 and OCU410ST, which were driven by an increase in clinical and milestone payments for the nine months ended September 30, 2026. These were partially offset by $1.3 million in other research and development expenses, primarily related to a decrease in OCU400 expenses, which was driven by a reduction in clinical activities for the nine months ended September 30, 2026.
General and administrative expense
General and administrative expense increased by $1.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to $2.7 million of additional personnel expenses related to an increase in headcount and corporate related fees for the nine months ended September 30, 2026. This increase was partially offset by a decrease of $1.6 million in professional service fees.
Interest income
Interest income increased by $0.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a higher average cash balance and short-term investments during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Interest expense
Interest expense increased $5.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to interest incurred on our Convertible Notes which were issued during the second quarter of 2026.
Loss on extinguishment of debt
The loss on extinguishment of debt increased by $2.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was a result of the payoff of our Avenue Capital Loan which occurred during the second quarter of 2026.
Change in fair value of derivative liability
The change in fair value of the derivative liability increased by $14.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was due to the remeasurement of the derivative liability related to the Convertible Notes issued during the second quarter of 2026.
Other (expense) income, net
Other (expense) income, net decreased by $0.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a one-time contract termination fee which occurred in the third quarter of 2025.
Liquidity and Capital Resources
As of September 30, 2026, we had $24.6 million in cash and cash equivalents, along with $0.3 million of restricted cash and $59.6 million of short-term investments. To date, we have not generated revenue from our product candidates. Since our inception and through September 30, 2026, we have funded our operations through gross proceeds from the sale of our common stock and warrants, from the issuance of convertible notes and additional indebtedness, from royalty agreements, and from grant proceeds.
Since our inception, we have devoted substantial resources to research and development and have incurred significant net losses and may continue to incur net losses in the future. We incurred net losses of approximately $47.7 million and $50.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of

$455.7 million. In addition, we had accounts payable and accrued expenses and other current liabilities of $17.8 million and indebtedness of $102.0 million.

The following table provides a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(49,731)	$(43,003)
Net cash used in investing activities	(59,801)	(276)
Net cash provided by financing activities	115,513	17,326
Effect of changes in exchange rate on cash and restricted cash	84	10
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,065	$(25,943)
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
Operating activities
Cash used in operating activities was $49.7 million for the nine months ended September 30, 2026, and primarily consisted of a net loss of $47.7 million adjusted for non-cash items including stock-based compensation of $7.2 million, depreciation and amortization of $1.7 million, non-cash lease expense of $0.9 million, non-cash expense from collaborative arrangements, net of $3.5 million, other non-cash items of $0.1 million, and a change in net working capital of $0.7 million.
Cash used in operating activities was $43.0 million for the nine months ended September 30, 2025, and primarily consisted of a net loss of $50.1 million adjusted for non-cash items including stock-based compensation of $5.7 million, non-cash expense from collaborative arrangements, net of $2.7 million, non-cash lease expense of $0.9 million, depreciation and amortization of $2.8 million, other non-cash items of $0.1 million, and a change in net working capital of $0.3 million.
Investing activities
Cash used in investing activities was $59.8 million for the nine months ended September 30, 2026, and primarily consisted of purchases of short-term investments using proceeds from the issuance of the Convertible Notes. Cash used in investing activities was $0.3 million for the nine months ended September 30, 2025, which was mainly attributable to the purchase of property and equipment.
Financing activities
Cash provided by financing activities was $115.5 million for the nine months ended September 30, 2026 compared to cash provided by financing activities of $17.3 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, cash provided by financing activities increased primarily due to the issuance of Convertible Notes in May 2026, proceeds from the equity offering in January 2026 and exercise of warrants, offset by the repayment of our Avenue Capital Loan and other costs related to the issuance of our Convertible Notes. During the nine months ended September 30, 2025, cash provided by financing activities primarily consisted of gross proceeds of $18.3 million related to the sale of common stock and warrants, partially offset by a repayment of $1.0 million of the EB-5 Loan.
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
•the timing and terms of the conversion of Convertible Notes under the Indenture;
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
We have incurred recurring operating losses, generated negative cash flows from operations, and expect to continue to incur significant expenditures to support the research, development, and potential commercialization of our product candidates. We have funded our operations to date through the sale of common stock, warrants to purchase common stock, the issuance of convertible notes and debt, and grant proceeds. We have incurred net losses of approximately $47.7 million and $50.1 million for the nine months ended September 30, 2026 and 2025, respectively. We have incurred net losses of approximately $3.6 million and $20.1 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $455.7 million and cash and cash equivalents and short-term investments totaling $84.3 million.
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
Management believes these financing transactions strengthened our financial position and, based on our current cash, cash equivalents, and anticipated operating plans, provide us with increased flexibility to fund our operations and strategic priorities. However, management’s going concern assessment requires consideration of all known and reasonably knowable conditions and events through one year from the issuance date of these unaudited condensed consolidated financial statements, including our recurring operating losses, expected negative cash flows from operations, future clinical and commercialization expenditures, and obligations and uncertainties related our financing arrangements, including potential settlement and share reservation considerations associated with the convertible notes.
After evaluating these conditions and management’s plans, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued. Management continues to evaluate and pursue plans to mitigate these conditions, which may include raising additional capital, managing the timing and scope of operating expenditures, pursuing strategic partnerships or licensing arrangements, and other financing or corporate transactions. There can be no assurance that such plans will be successfully implemented, that additional financing will be available on acceptable terms, or at all, or that we will be able to execute our strategic plans within the required timeframe. If we are unable to obtain additional funding or otherwise successfully execute our plans when needed, we may be required to delay, reduce, or eliminate certain research and development programs and, commercialization activities, consider various strategic alternatives, including a merger or sale, or cease our operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements during the periods presented, and we do not currently have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of financial statements in conformity with GAAP requires us to make judgments, estimates, and assumptions in the preparation of our unaudited condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as reported in our 2025 Annual Report except as noted below:

Derivative Liability

During the quarter ended June 30, 2026, the Company adopted an accounting policy for derivative liabilities in connection with the issuance of convertible notes containing embedded conversion options that require bifurcation and separate accounting as derivative instruments under ASC 815, Derivatives and Hedging. As this is the first time the Company has entered into transactions containing such features, the adoption of this accounting policy relates to a new type of transaction and does not represent a change in accounting principle.
The Company evaluates the terms of its convertible instruments at issuance and at each reporting date to determine whether embedded conversion features require bifurcation from the host debt instrument. When bifurcation is required, the embedded conversion option is initially recognized as a derivative liability at fair value on the issuance date. The debt host is initially recorded at the residual amount after allocating the proceeds to the derivative liability. The derivative liability is subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the unaudited condensed consolidated statements of operations. The debt discount resulting from the initial allocation to the derivative liability is amortized to interest expense over the contractual term of the convertible notes using the effective interest method.
The fair value of the derivative liability is determined using appropriate valuation techniques that incorporate observable market data, when available, and significant unobservable inputs, as necessary. Accordingly, the derivative liability is generally classified within Level 3 of the fair value hierarchy.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings.
For a discussion of legal proceedings, see Note 15 in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
No directors or officers of the Company, as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act, adopted, and no directors or officers of the Company terminated, any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, during the quarter ended September 30, 2026.

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

Ocugen, Inc.

Dated: November 4, 2026	/s/ Shankar Musunuri
Shankar Musunuri, Ph.D., MBA Chairman, Chief Executive Officer, & Co-Founder (Principal Executive Officer)

Dated: November 4, 2026	/s/ Treerita Johnson-Greene
Treerita Johnson-Greene, MBA Chief Financial Officer (Principal Financial Officer)